Form 10-Q
period 1995-03-31
TEXAS UTILITIES ELECTRIC CO
filed 1995-05-11
CIK 710182

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                               ________________

                                   FORM 10-Q

           [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1995

                                      OR

          [_]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


                        COMMISSION FILE NUMBER 0-11442

                               ________________


                       TEXAS UTILITIES ELECTRIC COMPANY


          A Texas                             I.R.S. Employer Identification No.
         Corporation                                    75-1837355



             ENERGY PLAZA, 1601 BRYAN STREET, DALLAS, TEXAS 75201
                                (214) 812-4600


                               ________________


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X    No_____
   -----

Common stock outstanding at April 30, 1995: 156,800,000 shares, without par value.

                        PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.


                       TEXAS UTILITIES ELECTRIC COMPANY
                        CONDENSED STATEMENTS OF INCOME
                                  (UNAUDITED)

                                                                               THREE MONTHS ENDED         TWELVE MONTHS ENDED
                                                                                     MARCH 31,                   MARCH 31,
                                                                              -----------------------    -----------------------
                                                                                1995         1994          1995         1994
                                                                                ----         ----          ----         ----
                                                                                            THOUSANDS OF DOLLARS

OPERATING REVENUES.....................................................       $1,233,772   $1,290,615    $5,556,331   $5,557,586
                                                                              ----------   ----------    ----------   ----------

OPERATING EXPENSES
   Fuel and purchased power............................................          406,702      433,543     1,771,652    1,941,842
   Operation...........................................................          187,532      200,158       800,431      779,011
   Maintenance.........................................................           67,378       70,931       292,205      345,279
   Depreciation and amortization.......................................          136,557      134,305       542,787      457,855
   Federal income taxes (Note 5).......................................           47,444       48,858       337,052      355,350
   Taxes other than income                                                       132,768      140,702       526,495      502,401
                                                                              ----------   ----------    ----------   ----------
     Total operating expenses..........................................          978,381    1,028,497     4,270,622    4,381,738
                                                                              ----------   ----------    ----------   ----------

OPERATING INCOME.......................................................          255,391      262,118     1,285,709    1,175,848
                                                                              ----------   ----------    ----------   ----------
OTHER INCOME (LOSS)
   Allowance for equity funds used during construction.................              (58)       2,883         7,802       96,283

   Regulatory disallowances............................................              --           --            --      (359,556)
   Other income and deductions -- net..................................            2,362        2,786         9,736        8,797
   Federal income taxes (Note 5).......................................             (784)        (945)       (4,060)     101,773
                                                                              ----------   ----------    ----------   ----------
     Total other income (loss).........................................            1,520        4,724        13,478     (152,703)
                                                                              ----------   ----------    ----------   ----------

TOTAL INCOME...........................................................          256,911      266,842     1,299,187    1,023,145
                                                                              ----------   ----------    ----------   ----------

INTEREST CHARGES
   Interest on mortgage bonds..........................................          136,942      148,646       555,659      608,267
   Interest on other long-term debt....................................            8,599        8,083        32,699       41,483
   Other interest......................................................           14,780       13,824        63,587       33,945
   Allowance for borrowed funds used during construction                          (5,168)      (2,472)      (13,947)     (72,845)
                                                                              ----------   ----------    ----------   ----------
     Total interest charges............................................          155,153      168,081       637,998      610,850
                                                                              ----------   ----------    ----------   ----------

NET INCOME.............................................................          101,758       98,761       661,189      412,295

PREFERRED STOCK DIVIDENDS..............................................           23,546       28,083        97,346      113,327
                                                                              ----------   ----------    ----------   ----------

NET INCOME AFTER PREFERRED STOCK DIVIDENDS.............................       $   78,212   $   70,678    $  563,843   $  298,968
                                                                              ==========   ==========    ==========   ==========



           See accompanying Notes to Condensed Financial Statements.

                       TEXAS UTILITIES ELECTRIC COMPANY
                      CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                         THREE MONTHS ENDED        TWELVE MONTHS ENDED
                                                                               MARCH 31,                  MARCH 31,
                                                                       ---------------------      ----------------------
                                                                          1995         1994         1995          1994
                                                                          ----         ----         ----          ----
                                                                                      THOUSANDS OF DOLLARS
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income......................................................   $ 101,758   $  98,761      $ 661,189     $ 412,295
    Adjustments to reconcile net income to cash provided by
    operating activities:
      Depreciation and amortization.................................     170,450     168,834        675,564       563,257
      Deferred federal income taxes -- net..........................      15,827      17,782        279,016       108,410
      Federal investment tax credits -- net.........................      (5,365)     (5,379)       (23,684)      (19,996)
      Allowance for equity funds used during construction...........          58      (2,883)        (7,802)      (96,283)

      Regulatory disallowances......................................        --          --             --         359,556
      Changes in assets and liabilities:
       Receivables..................................................      53,553      46,223         18,155       (64,426)
       Inventories..................................................       2,609       1,605          6,781        17,837
       Accounts payable.............................................      13,470     (26,536)          (126)      (39,557)
       Interest and taxes accrued...................................     (52,936)    (93,013)       (20,560)       55,874
       Other working capital........................................     (25,065)    (16,513)      (148,762)      145,522
       Over/(under)-recovered fuel revenue -- net of deferred taxes.      72,090        (522)       186,304       (69,546)
       Other -- net.................................................       4,461      25,398         35,347        38,435
                                                                       ---------   ---------      ---------     ---------
         Cash provided by operating activities......................     350,910     213,757      1,661,422     1,411,378
                                                                       ---------   ---------      ---------     ---------

CASH FLOWS FROM FINANCING ACTIVITIES
    Sales of securities:
     First mortgage bonds...........................................        --          --          378,340     1,948,465
     Other long-term debt...........................................     300,000        --          300,000          --
     Preferred stock................................................        --          --             --         610,701
     Common stock...................................................        --       249,600           --         249,600
    Retirement of long-term debt and preferred stock................    (136,140)   (361,115)      (858,331)   (2,634,923)
    Change in notes payable -- parent...............................        --       (29,727)       (58,707)       53,407
    Change in notes payable -- other................................    (208,904)    225,000        (98,613)      (28,000)
    Preferred stock dividends paid..................................     (23,629)    (27,674)      (101,526)     (114,813)
    Common stock dividends paid.....................................    (180,320)   (174,800)      (721,280)     (708,320)
    Debt premium, discount, financing and reacquisition expenses....      (2,862)     (2,148)       (22,522)     (127,516)
                                                                       ---------   ---------      ---------     ---------
         Cash used in financing activities..........................    (251,855)   (120,864)    (1,182,639)     (751,399)
                                                                       ---------   ---------      ---------     ---------

CASH FLOWS FROM INVESTING ACTIVITIES
    Construction expenditures.......................................     (84,239)    (93,024)      (406,505)     (719,565)
    Allowance for equity funds used during construction (excluding
    amount for nuclear fuel)........................................         (58)      1,249          3,463        87,467
    Change in construction receivables/payables -- net..............       1,097          63          2,500        19,722
                                                                       ---------   ---------      ---------     ---------
         Cash construction expenditures.............................     (83,200)    (91,712)      (400,542)     (612,376)
    Non-utility property -- net.....................................          16        --               12            (6)
    Nuclear fuel (excluding allowance for equity funds used
    during construction)............................................     (15,663)     (9,094)       (69,224)      (23,091)
    Other investments...............................................      (5,383)     (6,609)       (20,912)      (16,955)
                                                                       ---------   ---------      ---------     ---------
         Cash used in investing activities..........................    (104,230)   (107,415)      (490,666)     (652,428)
                                                                       ---------   ---------      ---------     ---------
NET CHANGE IN CASH AND CASH EQUIVALENTS.............................      (5,175)    (14,522)       (11,883)        7,551

CASH AND CASH EQUIVALENTS -- BEGINNING BALANCE......................       6,699      27,929         13,407         5,856
                                                                       ---------   ---------      ---------     ---------
CASH AND CASH EQUIVALENTS -- ENDING BALANCE.........................   $   1,524   $  13,407      $   1,524     $  13,407
                                                                       =========   =========      =========     =========



           See accompanying Notes to Condensed Financial Statements.

                       TEXAS UTILITIES ELECTRIC COMPANY

                           CONDENSED BALANCE SHEETS

                                    ASSETS

                                                                                         MARCH 31,     DECEMBER 31,
                                                                                           1995            1994
                                                                                        (UNAUDITED)
                                                                                        -----------    ------------
                                                                                           THOUSANDS OF DOLLARS
ELECTRIC PLANT
  In service:
    Production...........................................................               $15,577,488    $15,553,422
    Transmission.........................................................                 1,571,102      1,567,617
    Distribution.........................................................                 4,050,991      3,997,061
    General..............................................................                   416,555        425,973
                                                                                        -----------    -----------
      Total..............................................................                21,616,136     21,544,073
  Less accumulated depreciation..........................................                 4,674,156      4,560,054
                                                                                        -----------    -----------
      Electric plant in service less accumulated depreciation............                16,941,980     16,984,019
  Construction work in progress..........................................                   232,970        971,429
  Nuclear fuel (net of accumulated amortization:  1995 -- $228,111,000;
    1994 -- $205,420,000)................................................                   291,936        298,964
  Held for future use....................................................                   771,809         43,550
                                                                                        -----------    -----------
      Electric plant less accumulated depreciation and amortization......                18,238,695     18,297,962
  Less reserve for regulatory disallowances (Note 6).....................                 1,308,460      1,308,460
                                                                                        -----------    -----------
      Net electric plant.................................................                16,930,235     16,989,502
                                                                                        -----------    -----------

INVESTMENTS..............................................................                    76,451         71,085
                                                                                        -----------    -----------
CURRENT ASSETS
  Cash in banks..........................................................                     1,524          6,699
  Special deposits.......................................................                       527            527
  Notes receivable - affiliates..........................................                     5,613         28,594
  Accounts receivable:
    Customers............................................................                   142,015        196,507
    Other................................................................                    26,294         26,869
    Allowance for uncollectible accounts.................................                    (3,512)        (5,026)
  Inventories -- at average cost:
    Materials and supplies...............................................                   175,316        178,977
    Fuel stock...........................................................                    84,577         83,525
  Prepaid taxes..........................................................                    40,102         21,614
  Deferred federal income taxes..........................................                    32,603         37,202
  Other current assets                                                                       11,846         16,379
                                                                                        -----------    -----------
      Total current assets                                                                  516,905        591,867
                                                                                        -----------    -----------
DEFERRED DEBITS
  Unamortized regulatory assets:
    Debt reacquisition costs.............................................                   278,393        281,023
    Cancelled lignite unit costs.........................................                    17,368         18,049
    Rate case costs......................................................                    64,120         64,862
    Litigation and settlement costs......................................                    72,685         72,685
    Voluntary retirement/severance program...............................                   150,458        156,397
    Recoverable deferred federal income taxes -- net.....................                 1,198,944      1,208,833
    Other regulatory assets..............................................                    12,424         12,654
  Under-recovered fuel revenue...........................................                      --           29,860
  Other deferred debits..................................................                    17,395         22,866
                                                                                        -----------    -----------
      Total deferred debits..............................................                 1,811,787      1,867,229
  Less reserve for regulatory disallowances (note 6).....................                    72,685         72,685
                                                                                        -----------    -----------
      Net deferred debits................................................                 1,739,102      1,794,544
                                                                                        -----------    -----------

            Total........................................................               $19,262,693    $19,446,998
                                                                                        ===========    ===========






           See accompanying Notes to Condensed Financial Statements.

                       TEXAS UTILITIES ELECTRIC COMPANY

                           CONDENSED BALANCE SHEETS

                        CAPITALIZATION AND LIABILITIES

                                                                                     MARCH 31,       DECEMBER 31,
                                                                                       1995              1994
                                                                                    (UNAUDITED)
                                                                                    -----------      ------------
                                                                                        THOUSANDS OF DOLLARS
CAPITALIZATION
    Common stock without par value:
      Authorized shares -- 180,000,000
      Outstanding shares: 1995 -- 156,800,000; 1994 -- 156,800,000.......           $ 5,166,125      $ 5,166,125
    Retained earnings....................................................               845,211          948,136
                                                                                    -----------      -----------
           Total common stock equity.....................................             6,011,336        6,114,261
    Preferred stock:
      Not subject to mandatory redemption................................               855,869          870,190
      Subject to mandatory redemption....................................               312,891          387,482
    Long-term debt, less amounts due currently...........................             7,491,023        7,220,641
                                                                                    -----------      -----------
           Total capitalization..........................................            14,671,119       14,592,574
                                                                                    -----------      -----------


CURRENT LIABILITIES
    Notes payable--commercial paper......................................               132,000          363,886
    Long-term debt due currently.........................................                40,167           56,037
    Accounts payable:
      Affiliates.........................................................               116,355           97,443
      Other..............................................................               108,799          113,144
    Dividends declared...................................................                23,424           23,600
    Customers' deposits..................................................                59,080           55,726
    Taxes accrued........................................................               173,588          234,840
    Interest accrued.....................................................               168,110          159,794
    Over-recovered fuel revenue..........................................                39,023              --
    Other current liabilities............................................                57,485           71,950
                                                                                    -----------      -----------
           Total current liabilities.....................................               918,031        1,176,420
                                                                                    -----------      -----------



DEFERRED CREDITS AND OTHER NONCURRENT LIABILITIES
    Accumulated deferred federal income taxes............................             2,768,057        2,761,772
    Unamortized federal investment tax credits...........................               658,844          664,209
    Other deferred credits and noncurrent liabilities....................               246,642          252,023
                                                                                    -----------      -----------
           Total deferred credits and other noncurrent liabilities.......             3,673,543        3,678,004




 COMMITMENTS AND CONTINGENCIES (Note 7)                                             -----------      -----------




           Total.........................................................           $19,262,693      $19,446,998
                                                                                    ===========      ===========




           See accompanying Notes to Condensed Financial Statements.

                       TEXAS UTILITIES ELECTRIC COMPANY

                    NOTES TO CONDENSED FINANCIAL STATEMENTS

                                  (Unaudited)


1. GENERAL

   Basis of Presentation -- The condensed financial statements included herein have been prepared by Texas Utilities Electric Company (Company) on the same basis as those in the 1994 Annual Report on Form 10-K and, in the opinion of the Company, all adjustments (constituting only normal recurring accruals) necessary to a fair statement of the results of operation have been included therein. The statements are presented pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The Company believes that the disclosures are adequate to make the information presented not misleading.

   The unaudited financial information included herein has been reviewed by Deloitte & Touche LLP, independent certified public accountants, whose report with respect thereto is filed herewith in Part I of this report. The condensed financial statements should be considered in conjunction with the financial statements, and the notes thereto, of the Company included in the 1994 Annual Report on Form 10-K and the information under Management's Discussion and Analysis of Financial Condition and Results of Operation herein.

   Reclassification -- Certain financial statement items for 1994 have been reclassified to conform to the 1995 presentation.

   Allowance for Funds Used During Construction (AFUDC) -- The Company is capitalizing AFUDC monthly, on expenditures for ongoing construction work in progress (CWIP) and nuclear fuel in process not otherwise allowed in rate base by regulatory authorities. Effective January 1, 1995, the Company began using a gross rate of 6.75% for AFUDC for all construction. For 1994 and 1993, the gross rates were 8.6% and 10.4%, respectively.

2. SHORT-TERM FINANCING

   At March 31, 1995, the Company and Texas Utilities Company (Texas Utilities) had joint lines of credit aggregating $1,000,000,000 under credit facility agreements with a group of commercial banks. On April 28, 1995, the Company and Texas Utilities renegotiated these credit facility agreements and entered into amendments that continued the terms of such credit facility agreements (Amended Agreements). The Amended Agreements have two facilities, for each of which Texas Utilities pays a fee. Facility A provides for borrowings up to $300,000,000 and terminates April 28, 1996. Facility B provides for borrowings up to $700,000,000 and terminates April 28,2000. Borrowings under the Amended Agreements will be used for working capital and other corporate purposes, including commercial paper backup.

                       TEXAS UTILITIES ELECTRIC COMPANY

                                  (Unaudited)


3. CAPITALIZATION

PREFERRED STOCK

   At March 31, 1995 and December 31, 1994, the Company had 17,000,000 shares of preferred stock authorized by its articles of incorporation of which 11,889,553 and 12,787,228 shares were issued and outstanding, respectively.

   The Company redeemed or purchased 897,675 shares of preferred stock with annual dividend rates ranging from $7.22 to $10.375 during the three months ended March 31, 1995.

   On May 1, 1995, the Company redeemed 125,000 shares of $9.64 Cumulative Preferred Stock which fulfills its mandatory redemption requirement until November 1, 1995.

LONG-TERM DEBT

   During the three months ended March 31, 1995, the Company borrowed $300,000,000 pursuant to a term credit agreement (Credit Agreement), which matures on February 28, 1997. The Credit Agreement permits the Company to select between two methods of calculating a variable interest rate. At March 31, 1995 the rate was 6.55% for a one-month period.

   The Company purchased and retired $25,100,000 aggregate principal amount of 9-7/8% First Mortgage and Collateral Trust Bonds due November 1, 2019 during the three months ended March 31, 1995, and redeemed the remaining $86,050,000 of such series in April 1995.

   In April 1995, the Brazos River Authority and the Sabine River Authority of Texas issued $66,670,000 aggregate principal amount of Pollution Control Revenue Bonds collateralized by an equal amount of the Company's First Mortgage and Collateral Trust Bonds. Such bonds are currently in a flexible mode and secured by an irrevocable letter of credit. Also in April 1995, an aggregate principal amount of $9,000,000 of the Brazos River Authority Pollution Control Revenue Bonds, Taxable Series 1991 was defeased.

4. RETAINED EARNINGS

   The articles of incorporation and the mortgage, as supplemented, of the Company contain provisions which, under certain conditions, restrict distributions on or acquisitions of its common stock. At March 31, 1995, $139,278,000 of retained earnings were thus restricted as a result of such provisions.

   The articles of incorporation restriction provides, in effect, that the Company shall not pay any common dividend which would reduce retained earnings to less than one and one-half times annual preferred dividend requirements. The mortgage restriction provides that the Company shall not pay any common dividend, other than dividends payable solely in shares of its common stock, out of reserved and restricted retained earnings of the Company and shall not make any such declaration or payment when the Company is insolvent, or when the payment thereof would render the Company insolvent.

                       TEXAS UTILITIES ELECTRIC COMPANY

                                  (Unaudited)


5. FEDERAL INCOME TAXES


   The details of federal income taxes are as follows:

                                                                       THREE MONTHS ENDED    TWELVE MONTHS ENDED
                                                                           MARCH 31,              MARCH 31,
                                                                       ------------------    --------------------
                                                                         1995       1994       1995        1994
                                                                         ----       ----       ----        ----
                                                                                   THOUSANDS OF DOLLARS
Charged (credited) to operating expenses:
  Current.........................................................     $42,766    $47,200    $177,674    $161,935
  Deferred -- net.................................................      10,043      7,037     183,062     213,411
  Investment tax credits -- net...................................      (5,365)    (5,379)    (23,684)    (19,996)
                                                                       -------    -------    --------    --------
    Total to operating expenses...................................      47,444     48,858     337,052     355,350
                                                                       -------    -------    --------    --------
Charged (credited) to other income:
  Current.........................................................      (8,207)   (10,081)    (33,601)    (35,714)
  Deferred -- net.................................................       8,991     11,026      37,661     (66,059)
                                                                       -------    -------    --------    --------
    Total to other income.........................................         784        945       4,060    (101,773)
                                                                       -------    -------    --------    --------
        Total federal income taxes.................................    $48,228    $49,803    $341,112    $253,577
                                                                       =======    =======    ========    ========



6. RATE PROCEEDINGS

DOCKET 11735

   In July 1994, the Company filed a petition in the 200th Judicial District Court of Travis County, Texas to seek judicial review of the final order of the Public Utility Commission of Texas (PUC) granting a $449 million, or 9.0% rate increase in connection with the Company's January 1993 rate increase request of $760 million, or 15.3% (Docket 11735). Other parties to the PUC proceedings also filed appeals with respect to various portions of the order. The Company is unable to predict the outcome of such appeals.

DOCKET 9300

   The PUC's final order (Order) in connection with the Company's January 1990 rate increase request (Docket 9300) has been reviewed by the 250th Judicial District Court of Travis County, Texas (District Court) and thereafter was appealed to the Court of Appeals for the Third District of Texas (Court of Appeals). In June 1994, the Court of Appeals affirmed a prudence disallowance of $472 million provided for in the Order with respect to Comanche Peak nuclear generating station (Comanche Peak), reversed and remanded the portion of the District Court's judgment that had affirmed a disallowance of $25 million relating to the Company's reacquisitions of the minority owner interests in Comanche Peak nuclear fuel, and affirmed the District Court's remand of the remainder of the disallowance of $884 million relating to the reacquisitions of such minority owner interests. Therefore, the Court of Appeals remanded an aggregate of $909 million of disallowances with respect to the Company's reacquisitions of minority owner interests in Comanche Peak to the PUC for reconsideration and ordered that such reconsideration be on the basis of a prudent investment standard.

                       TEXAS UTILITIES ELECTRIC COMPANY

                                  (Unaudited)


6. RATE PROCEEDINGS -- (CONTINUED)

   In addition, the Court of Appeals reversed the District Court's finding that the PUC erred in ordering a refund of $2.5 million with respect to certain fuel gas costs. Also, the Court of Appeals specified that, on remand, the PUC will be required to re-evaluate the appropriate level of the Company's CWIP included in rate base in light of its financial condition at the time of the initial hearing and to reconsider whether the $442 million revenue increase provided for in the PUC's final order remains the benchmark in light of this re-examination.

   The Court of Appeals also ruled in the appeal of the Company's Docket 9300 rate case that prior court rulings required that the tax benefits generated by costs, including capital costs, not allowed in rates, must be used to reduce rates charged to customers, reversing the District Court's decision. The Company believes that such ruling is erroneous and not consistent with the Texas Public Utility Regulatory Act (PURA). The Company contended that, according to a Private Letter Ruling issued to the Company by the Internal Revenue Service
(IRS) with respect to investment tax credits, such ratemaking treatment, to the extent related to property classified for tax purposes as public utility property, would result in a violation of the normalization rules under the Internal Revenue Code of 1986, as amended. Violation of the normalization rules would result in a significant adverse effect on the Company's results of operation and liquidity. If there are normalization violations, the Company will forfeit its investment tax credits which remain unamortized as of the date of the violation, and will also forfeit the ability to take advantage of accelerated tax depreciation in years to which the violative order relates.
This could result in payments to the IRS of up to $1.3 billion. The Company disagrees with certain portions of the decision of the Court of Appeals, including specifically its decision with respect to federal income taxes, and has filed an appeal to the Supreme Court of Texas. Other parties have also filed appeals of this decision to the Supreme Court of Texas. The Company cannot predict whether such appeals will be accepted by the Supreme Court of Texas and cannot predict the outcome of any such appeals or any resulting reconsideration of these issues on remand by the PUC.

   On April 13, 1995 in an appeal of a rate case involving another utility, the Supreme Court of Texas held that the PUC has considerable discretion in determining the fair share of consolidated tax savings to be allocated to a utility and, accordingly, is not required to include losses of unregulated affiliates in determining such fair share. The Supreme Court also held that the PUC could not use the tax benefits generated by disallowed expenses to reduce rates.

FUEL COST RECOVERY RULE

   In August 1994, the Company petitioned the PUC for a recovery of approximately $93 million, including interest, in under-collected fuel costs for the period July 1993 through June 1994. The PUC approved the recovery of this amount over a six-month period beginning in January 1995. The PUC's approval of this surcharge and a previously approved $147.5 million surcharge for fuel cost recovery for a prior period have been appealed by certain intervenors to the district courts of Travis County, Texas. In those appeals, those parties are contending that the PUC is without authority to allow a fuel cost surcharge without a hearing and findings that the costs are reasonable and necessary and that the prices charged to the Company by affiliated suppliers are no higher than the prices charged by those affiliates to others for the same items or class of items. The Company will vigorously defend its position in these appeals but is unable to predict their outcome.

                       TEXAS UTILITIES ELECTRIC COMPANY

                                  (UNAUDITED)



6. RATE PROCEEDINGS -- (CONCLUDED)

FLEXIBLE RATE INITIATIVES

   In June 1994, the Company filed with the PUC and municipalities with original regulatory jurisdiction a package of four proposed flexible rates. Two of the proposed rates would allow for negotiated competitive pricing through reductions in demand charges to retain existing non-residential retail and wholesale customers who have viable alternative sources of supply and would otherwise leave the system. The remaining two rates are an economic development rider and an environmental technology service rider. The economic development rider would provide an incentive to attract new businesses and jobs and to encourage existing customers to expand their facilities within the Company's service area. The environmental technology service rider would provide an incentive for qualifying customers to convert to advanced technologies that conserve total energy or improve the environment. These new rates have been approved and implemented in over 160 municipalities with original regulatory jurisdiction, including the cities of Dallas and Fort Worth, within the Company's service territory. Following hearings on the proposed rates, however, the PUC issued an interim order on the rate package which either rejected or significantly weakened the proposed flexible rates, rendering them ineffective. In January 1995, the Company withdrew its package of proposed rates from consideration by the PUC. This action does not affect the over 160 municipalities where the flexible rates are already in effect. The Sunset Review of PURA by the Texas legislature in 1995 is expected to include several of the key issues involved in this case. Through its involvement at the legislature and the PUC, the Company will continue to pursue the possibility of offering flexible rates.

INTEGRATED RESOURCE PLAN

   In October 1994, the Company filed an application for approval by the PUC of its Integrated Resource Plan (IRP) for the ten-year period 1995-2004. The IRP includes initiatives that address demand-side management resources, purchased power, and future generating capacity that includes renewable energy sources. The Company's IRP includes 288 megawatts (MW) of simple-cycle combustion turbines, 1,514 MW of combined-cycle combustion turbines and 300 MW of wind or other renewable resources. Assuming these units are financed by the Company using traditional methods, approximately $200 million would be added to capital expenditures in 1997. The Company's IRP also includes one lignite-fueled 750 MW unit at Twin Oak. The second lignite-fueled Twin Oak unit has been delayed beyond the ten-year period. Hearings on this application were concluded in March 1995. The PUC's decision on the IRP is expected in mid-1995.

7. COMMITMENTS AND CONTINGENCIES

CAPITAL EXPENDITURES

   Construction expenditures for utility related activities, excluding AFUDC and expenditures relating to new generating units, are presently estimated at $372 million for each of the years 1995, 1996 and 1997. Expenditures for nuclear fuel and non-utility property are presently estimated at $46 million for 1995, $53 million for 1996, and $80 million for 1997. Active construction and the accrual of AFUDC on Twin Oak, suspended in 1987 due to forecast changes in load growth, would need to resume in 1999 in order to meet the current schedule. Due to the delay, and the possibility of further delays resulting from forecast changes, in the schedule of Twin Oak, as well as the lignite-fueled Forest Grove facility which is not included in the ten-year resource plan, the Company is contemplating alternative uses for its investment in these projects, which might include construction as exempt

                       TEXAS UTILITIES ELECTRIC COMPANY

                                  (UNAUDITED)


7. COMMITMENTS AND CONTINGENCIES -- (CONTINUED)

wholesale generators, construction at different locations, or sale of the facilities. While the Company currently believes that its investment in these assets can be recovered if held and ultimately developed according to existing plans, other alternative uses might contribute more to the Company's long-term strategy of maximizing shareholder value, and might include disposition for amounts which may be less than current book value with respect to these assets. Management has no specific plans for alternative uses. In March 1995, such investment of approximately $729 million was transferred from CWIP to Electric Plant Held for Future Use.

   The re-evaluation of growth expectations, the effects of inflation, additional regulatory requirements and the availability of fuel, labor, materials and capital may result in changes in estimated construction costs and dates of completion. Commitments in connection with the construction program are generally revocable subject to reimbursement to manufacturers for expenditures incurred or other cancellation penalties.

   The Company plans to seek new investment opportunities from time to time when it concludes that such investments are consistent with its business strategies and will likely enhance the long-term returns to its shareholders. The timing and amounts of any specific new business investment opportunities are presently undetermined.

CLEAN AIR ACT

   The Company's capital requirements have not been significantly affected by the requirements of the federal Clean Air Act, as amended (Clean Air Act). Although the Company is unable to fully determine the cost of compliance with the Clean Air Act, it is not expected to have a significant impact on the Company. During 1994, installation of continuous emissions monitoring systems was completed at a total cost of approximately $38 million. Any additional capital costs, as well as any increased operating costs, associated with these new requirements or compliance measures, are expected to be recoverable through rates, as similar costs have been recovered in the past. The Company's environmental expenditures for 1995 are estimated to be $58 million.

COOLING WATER CONTRACTS

   The Company has entered into contracts with public agencies to purchase cooling water for use in the generation of electric energy. In connection with certain contracts, the Company has agreed, in effect, to guarantee the principal, $36,650,000 at March 31, 1995, and interest on bonds issued to finance the reservoirs from which the water is supplied. The bonds mature at various dates through 2011 and have interest rates ranging from 5-1/2% to 7%. The Company is required to make periodic payments equal to such principal and interest including amounts assumed by a third party and reimbursed to the Company. In addition, the Company is obligated to pay certain variable costs of operating and maintaining the reservoirs. The Company has assigned to a municipality all contract rights and obligations of the Company in connection with $84,610,000 remaining principal amount of bonds at March 31, 1995, issued for similar purposes which had previously been guaranteed by the Company. The Company is, however, contingently liable in the unlikely event of default by the municipality.

                       TEXAS UTILITIES ELECTRIC COMPANY

                                  (UNAUDITED)



7. COMMITMENTS AND CONTINGENCIES -- (CONTINUED)

NUCLEAR INSURANCE

   With regard to liability coverage, the Price-Anderson Act (Act) provides financial protection for the public in the event of a significant nuclear power plant incident. The Act sets the statutory limit of public liability for a single nuclear incident currently at $8.9 billion and requires nuclear power plant operators to provide financial protection for this amount. As required, the Company provides this financial protection for a nuclear incident at Comanche Peak resulting in public bodily injury and property damage through a combination of private insurance and industry-wide retrospective payment plans. As the first layer of financial protection, the Company has purchased $200 million of liability insurance from American Nuclear Insurers (ANI), which provides such insurance on behalf of two major stock and mutual insurance pools, Nuclear Energy Liability Insurance Association and Mutual Atomic Energy Liability Underwriters. The second layer of financial protection is provided under an industry-wide retrospective payment program called Secondary Financial Protection (SFP). Under the SFP, each operating licensed reactor in the United States is subject to an assessment of up to $79.275 million, subject to increases for inflation every five years, in the event of a nuclear incident at any nuclear plant in the United States. Assessments are limited to $10 million per operating licensed reactor per year per incident. All assessments under the SFP are subject to a 3% insurance premium tax which is not included in the amounts above.

   With respect to nuclear decontamination and property damage insurance, Nuclear Regulatory Commission (NRC) regulations require that nuclear plant license-holders maintain not less than $1.06 billion of such insurance and require the proceeds thereof to be used to place a plant in a safe and stable condition, to decontaminate it pursuant to a plan submitted to and approved by the NRC before the proceeds can be used for plant repair or restoration or to provide for premature decommissioning. The Company maintains nuclear decontamination and property damage insurance for Comanche Peak in the amount of $3.6 billion, above which the Company is self-insured. The primary layer of coverage of $500 million is provided by ANI. The remaining coverage includes premature decommissioning coverage and is provided by ANI in the amount of $850 million and Nuclear Electric Insurance Limited (NEIL), a nuclear electric utility industry mutual insurance company, in the amount of $2.25 billion. The Company is subject to a maximum annual assessment from NEIL of $30 million in the event NEIL's losses under this type of insurance for major incidents at nuclear plants participating in this program exceed its accumulated funds and reinsurance.

   The Company maintains Extra Expense Insurance through NEIL to cover the additional costs of obtaining replacement power from another source if one or both of the units at Comanche Peak are out of service for more than twenty-one weeks as a result of covered direct physical damage. The coverage provides for weekly payments of $3.5 million for the first and $2.8 million for the second and third fifty-two week periods of each outage, respectively, after the initial twenty-one week period. The total maximum coverage is $473 million per unit. The coverage amounts applicable to each unit will be reduced to 80% if both units are out of service at the same time as a result of the same accident. Under this coverage, the Company is subject to a maximum assessment of $10 million per year.

                       TEXAS UTILITIES ELECTRIC COMPANY

            NOTES TO CONDENSED FINANCIAL STATEMENTS -- (CONCLUDED)

                                  (UNAUDITED)


7. COMMITMENTS AND CONTINGENCIES -- (CONCLUDED)

NUCLEAR DECOMMISSIONING AND DISPOSAL OF SPENT FUEL

   The Company has established a reserve, charged to depreciation expense and accumulated depreciation, for the decommissioning of Comanche Peak, whereby decommissioning costs are being recovered from customers over the life of the plant and deposited in external trust funds (included in other investments). At March 31, 1995, such reserve totaled $60,646,000 which includes an accrual of $4,545,000 and $18,179,000 for the three and twelve months ended March 31, 1995, respectively. As of March 31, 1995, the market value of deposits in the external trust for decommissioning of Comanche Peak was $62,698,000. Realized earnings on funds deposited in the external trust are recognized in the reserve. Based on a site-specific study during 1992 using the prompt dismantlement method and then-current dollars, decommissioning costs for Comanche Peak Unit 1, and Unit 2 and common facilities were estimated to be $255,000,000 and $344,000,000, respectively. Decommissioning activities are projected to begin in 2030 and 2032 for Comanche Peak Unit 1, and Unit 2 and common facilities, respectively. The Company is recovering such costs based upon the 1992 study through its rates placed in effect under Docket 11735. (See Note 6.)

   The Company has a contract with the United States Department of Energy for the future disposal of spent nuclear fuel at a cost of one mill per kilowatt-hour of Comanche Peak net generation. The disposal fee is included in nuclear fuel expense.

GENERAL

   In addition to the above, the Company is involved in various legal and administrative proceedings which, in the opinion of the Company, should not have a material effect upon its financial position or results of operation.

8. ACCOUNTING CHANGE

   In March 1995, Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (Statement 121) was issued. Statement 121 is effective for financial statements for fiscal years beginning after December 15, 1995 and prescribes a methodology for assessing and measuring impairments in the carrying value of certain assets. As a result of such standard, the Company will be subject to a more formal standard for assessing asset impairment in the future.

                [DELOITTE & TOUCHE LLP LETTERHEAD APPEARS HERE]


INDEPENDENT ACCOUNTANTS' REPORT
Texas Utilities Electric Company:

We have reviewed the accompanying condensed balance sheet of Texas Utilities Electric Company as of March 31, 1995, and the related condensed statements of income and of cash flows for the three-month and twelve-month periods ended March 31, 1995 and 1994. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to such condensed financial statements for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the balance sheet of Texas Utilities Electric Company as of December 31, 1994, and the related statements of income, retained earnings and cash flows for the year then ended (not presented herein); and in our report dated March 1, 1995, we expressed an unqualified opinion on those financial statements, which opinion included an explanatory paragraph concerning the Company's changes in accounting for income taxes, postretirement benefits other than pensions and in accounting for base rate revenue sold but not billed. In our opinion, the information set forth in the accompanying condensed balance sheet as of December 31, 1994, is fairly stated in all material respects in relation to the balance sheet from which it has been derived.


DELOITTE & TOUCHE LLP
Dallas, Texas

May 10, 1995

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

LIQUIDITY AND CAPITAL RESOURCES

   For information concerning liquidity and capital resources, see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation in the Texas Utilities Electric Company (Company) Form 10-K for the year 1994. No significant changes or events which might affect the financial condition of the Company have occurred subsequent to year-end other than as disclosed in this report.

   External funds of a permanent or long-term nature are obtained through sales of common stock to Texas Utilities Company (Texas Utilities), and of preferred stock and long-term debt. The capitalization ratios of the Company at March 31, 1995 consisted of approximately 51% long-term debt, 8% preferred stock and 41% common stock equity.

   The Company had financings totaling $366,670,000 to date in 1995. Proceeds from such financings were used primarily for the early redemption or reacquisition of debt and preferred stock. Financings to date in 1995 by the Company consisted of:

                                                             PRINCIPAL            CURRENT
                     DESCRIPTION                              AMOUNT            INTEREST RATE        MATURITY
                     -----------                            -----------        ---------------       --------
LONG-TERM DEBT:
Term credit agreement...................................    $300,000,000           6.55%                1997
Pollution control revenue bonds.........................      66,670,000       4.35% to 5.25%           2030
                                                            ------------
    Total...............................................    $366,670,000
                                                            ============

   To date in 1995, the Company redeemed, purchased and retired, defeased or made principal payments of $242,841,000 on long-term debt and preferred stock. Early redemptions of long-term debt and preferred stock may occur from time to time in amounts presently undetermined.

   The Company expects to sell additional debt and equity securities as needed including (i) the possible future sale by the Company of up to $650,000,000 of First Mortgage Bonds currently registered with the Securities and Exchange Commission for offering pursuant to Rule 415 under the Securities Act of 1933 and (ii) the possible future sale by the Company of 250,000 shares of Cumulative Preferred Stock ($100 liquidation value) similarly registered.

   On April 28, 1995, the Company and Texas Utilities renegotiated their credit facility agreements and entered into amendments that extended the terms of such credit facility agreements (Amended Agreements). The Amended Agreements have two facilities, for each of which Texas Utilities pays a fee. Facility A provides for borrowings up to $300,000,000 and terminates April 28, 1996. Facility B provides for borrowings up to $700,000,000 and terminates April 28, 2000. Borrowings under the Amended Agreements will be used for working capital and other corporate purposes, including commercial paper backup.

   In order to remain competitive, the Company is aggressively managing its operating costs and capital expenditures through streamlined business processes and is developing and implementing strategies to address an increasingly competitive environment. These strategies include initiatives to improve the Company's return on corporate assets and to maximize shareholder value through new marketing programs, creative rate design, and new business opportunities. Additional initiatives under consideration include the potential disposition or alternative utilization of existing assets and the restructuring of strategic business units. Some of the Company's

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION -- (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES -- (CONTINUED)

assets, including approximately $729 million invested in partially completed generating facilities on which construction is temporarily suspended, are not contributing to earnings and, as a result, the Company is considering possible alternatives to the scheduled development, operation and recovery of such assets through traditional means. While the Company currently believes that its investment in these assets can be recovered if held and ultimately developed according to existing plans, other alternatives might contribute more to the Company's long-term strategy for maximizing shareholder value and might include disposition for amounts which may be less than current book value with respect to these assets. It is not possible at this time to predict the effect any of these possible initiatives might have on the carrying value of the Company's assets or its results of operation.

   In July 1994, the Company filed a petition in the 200th Judicial District Court of Travis County, Texas to seek judicial review of the final order of the Public Utility Commission of Texas (PUC) granting a $449 million, or 9.0%, rate increase in connection with the Company's January 1993 rate increase request of $760 million, or 15.3% (Docket 11735). Other parties to the PUC proceedings also filed appeals with respect to various portions of the order. The Company is unable to predict the outcome of such appeals.

   The PUC's final order (Order) in connection with the Company's January 1990 rate increase request (Docket 9300) has been reviewed by the 250th Judicial District Court of Travis County, Texas (District Court) and thereafter was appealed to the Court of Appeals for the Third District of Texas (Court of Appeals). In June 1994, the Court of Appeals affirmed a prudence disallowance of $472 million provided for in the Order with respect to its Comanche Peak nuclear generating station (Comanche Peak), reversed and remanded the portion of the District Court's judgment that had affirmed a disallowance of $25 million relating to the Company's reacquisitions of the minority owner interests in Comanche Peak nuclear fuel, and affirmed the District Court's remand of the remainder of the disallowance of $884 million relating to the reacquisitions of such minority owner interests. Therefore, the Court of Appeals remanded an aggregate of $909 million of disallowances with respect to the Company's reacquisitions of minority owner interests in Comanche Peak to the PUC for reconsideration and ordered that such reconsideration be on the basis of a prudent investment standard.

   In addition, the Court of Appeals reversed the District Court's finding that the PUC erred in ordering a refund of $2.5 million with respect to certain fuel gas costs. Also, the Court of Appeals specified that, on remand, the PUC will be required to re-evaluate the appropriate level of the Company's construction work in progress included in rate base in light of its financial condition at the time of the initial hearing and to reconsider whether the $442 million revenue increase provided for in the PUC's final order remains the benchmark in light of this re-examination.

   The Court of Appeals also ruled in the appeal of the Company's Docket 9300 rate case that prior court rulings required that the tax benefits generated by costs, including capital costs, not allowed in rates, must be used to reduce rates charged to customers, reversing the District Court's decision. The Company believes that such ruling is erroneous and not consistent with the Texas Public Utility Regulatory Act (PURA). The Company contended that, according to a Private Letter Ruling issued to the Company by the Internal Revenue Service
(IRS) with respect to investment tax credits, such ratemaking treatment, to the extent related to property classified for tax purposes as public utility property, would result in a violation of the normalization rules under the Internal Revenue Code of 1986, as amended. Violation of the normalization rules would result in a significant adverse effect on the Company's results of operation and liquidity. If there are normalization violations, the Company will forfeit its investment tax credits which remain unamortized as of the date of the violation, and will also forfeit the ability to take advantage of accelerated tax depreciation in years to which the violative order relates.
This could result in payments to the IRS of up to $1.3 billion. The Company disagrees with certain portions of the decision of the Court of Appeals, including specifically its decision with respect to federal income taxes, and has filed an appeal to the Supreme Court of Texas. Other parties have also filed appeals of this decision to the Supreme Court of Texas. The

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION -- (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES -- (CONTINUED)

Company cannot predict whether such appeals will be accepted by the Supreme Court of Texas and cannot predict the outcome of any such appeals or any resulting reconsideration of these issues on remand by the PUC.

   On April 13, 1995 in an appeal of a rate case involving another utility, the Supreme Court of Texas held that the PUC has considerable discretion in determining the fair share of consolidated tax savings to be allocated to a utility and, accordingly, is not required to include losses of unregulated affiliates in determining such fair share. The Supreme Court also held that the PUC could not use the tax benefits generated by disallowed expenses to reduce rates.

   In August 1994, the Company petitioned the PUC for a recovery of approximately $93 million, including interest, in under-collected fuel costs for the period July 1993 through June 1994. The PUC approved the recovery of this amount over a six-month period beginning in January 1995. The PUC's approval of this surcharge and a previously approved $147.5 million surcharge for fuel cost recovery for a prior period have been appealed by certain intervenors to the district courts of Travis County, Texas. In those appeals, those parties are contending that the PUC is without authority to allow a fuel cost surcharge without a hearing and findings that the costs are reasonable and necessary and that the prices charged to the Company by affiliated suppliers are no higher than the prices charged by those affiliates to others for the same item or class of items. The Company will vigorously defend its position in these appeals but is unable to predict their outcome.

   In June 1994, the Company filed with the PUC and its municipalities with original regulatory jurisdiction a package of four proposed flexible rates. Two of the proposed rates would allow for negotiated competitive pricing through reductions in demand charges to retain existing non-residential retail and wholesale customers who have viable alternative sources of supply and would otherwise leave the system. The remaining two rates are an economic development rider and an environmental technology service rider. The economic development rider would provide an incentive to attract new businesses and jobs and to encourage existing customers to expand their facilities within the Company's service area. The environmental technology service rider would provide an incentive for qualifying customers to convert to advanced technologies that conserve total energy or improve the environment. These new rates have been approved and implemented in over 160 municipalities with original regulatory jurisdiction, including the cities of Dallas and Ft. Worth, within the Company's service territory. Following hearings on the proposed rates, however, the PUC issued an interim order on the rate package which either rejected or significantly weakened the proposed flexible rates, rendering them ineffective. In January 1995, the Company withdrew its package of proposed rates from consideration by the PUC. This action does not affect the over 160 municipalities where the flexible rates are already in effect. The Sunset Review of PURA by the Texas legislature in 1995 is expected to include several of the key issues involved in this case. Through its involvement at the legislature and the PUC, the Company will continue to pursue the possibility of offering flexible rates.

   In October 1994, the Company filed an application for approval by the PUC of its Integrated Resource Plan (IRP) for the ten year period 1995-2004. The IRP includes initiatives that address demand-side management resources, purchased power, and future generating capacity that includes renewable energy sources. The Company's IRP includes 288 megawatts (MW) of simple-cycle combustion turbines, 1,514 MW of combined-cycle combustion turbines and 300 MW of wind or other renewable resources. Assuming these units are financed by TU Electric using traditional methods, approximately $200 million would be added to capital expenditures in 1997. The Company's IRP also includes one lignite-fueled 750 MW unit at Twin Oak. The second lignite-fueled Twin Oak unit has been deferred beyond the ten-year planning period. Hearings on this application were concluded in March 1995. The PUC's decision on the IRP is expected in mid-1995.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION -- (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES -- (CONCLUDED)

   The Company's capital requirements have not been significantly affected by the requirements of the federal Clean Air Act, as amended (Clean Air Act). Although the Company is unable to fully determine the cost of compliance with the Clean Air Act, it is not expected to have a significant impact on the Company. During 1994, installation of continuous emissions monitoring systems was completed at a total cost of approximately $38 million. Any additional required capital costs, as well as any increased operating costs, associated with these new requirements or compliance measures are expected to be recoverable through rates, as similar costs have been recovered in the past. The Company's environmental expenditures for 1995 are estimated to be $58 million.

   The National Energy Policy Act of 1992 (Energy Act) addresses a wide range of energy issues and is intended to increase competition in electric generation and broaden access to electric transmission systems. The PUC has initiated a generic rule making proceeding to address transmission issues within Texas. In addition, legislation is currently being considered by the Texas legislature which, if enacted, could impact the structure of the PUC and its regulatory practices and could lead to increased competition in some aspects of the electric utility industry. Although the Company is unable to predict the ultimate impact of the Energy Act and any related regulations or any potential state legislation or PUC regulation on its operations, it believes that such actions are consistent with the trend toward increased competition in the energy industry.

   While the Company has experienced competitive pressures in the wholesale market resulting in approximately 379 MW loss of load since the beginning of 1993, wholesale sales represented a relatively low percentage of total operating revenues in 1994. The Company is unable to predict the extent of future competitive developments in either the wholesale or retail markets or what impact, if any, such developments may have on its operations.

RESULTS OF OPERATION

   The following compares operating results for the three- and twelve-month periods ended March 31, 1995 with the same periods ended March 31, 1994.

   Operating revenues decreased approximately 4% and less than 1% for the three- and twelve-month periods ended March 31, 1995, respectively. The following table details the factors contributing to these changes:

                                                                       INCREASE (DECREASE)
                                                                       -------------------
                         FACTORS                            THREE MONTHS ENDED     TWELVE MONTHS ENDED
                         -------                            ------------------     -------------------
                                                                       THOUSANDS OF DOLLARS
         Base rate revenue (billed)..........................    $(21,919)               $ 220,625
         Fuel revenue........................................     (20,084)                (142,002)
         Power cost recovery factor revenue..................      (3,522)                 (34,244)
         Unbilled revenue and other..........................     (11,318)                 (45,634)
                                                                 --------                ---------
             Total                                               $(56,843)               $  (1,255)
                                                                 ========                =========

Base rate revenue decreased for the three-month period and increased for the
twelve-month period.    Energy sales decreased approximately 2% and increased
approximately 1% for the three- and twelve-month periods, respectively. The effect on energy sales and base rate revenue for both periods was primarily a result of mild weather conditions and loss of wholesale power sales, partially offset by an increase in customers and billing cycle days. For the twelve-month period, the rate increase placed in effect in August 1993 increased base rate revenues over the prior period. The decrease in fuel revenue for both periods was primarily due to a reduction in gas prices and, for the twelve-month period, increased nuclear generation as compared to the prior period. The decrease in unbilled revenue and other in both periods resulted from milder weather conditions than the prior period and an increase in the number of billing days.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION (CONTINUED)

RESULTS OF OPERATION -- (CONCLUDED)

   Fuel and purchased power expense decreased approximately 6% and 9% for the three-and twelve-month periods, respectively,primarily due to a reduction in gas prices, purchased power commitments and, for the twelve-month period, increased utilization of nuclear fuel.

   Total operating expenses, excluding fuel and purchased power, decreased approximately 4% and increased approximately 2% for the three- and twelve-month periods, respectively. Combined operation and maintenance expense decreased for both periods due primarily to a decrease in employee benefit expenses and, for the twelve-month period, a reduction in inventory adjustments taken in the prior period. For the twelve-month period, such decrease was partially offset by the effect of the commencement of commercial operation of Unit 2 of Comanche Peak and the amortization of voluntary retirement/severance costs. Taxes other than income decreased for the three-month period due primarily to a reduction in franchise, state gross receipts and estimated ad valorem taxes. The increase in the twelve-month period was due to increased local gross receipts taxes resulting from higher tax rates and increased gross receipts revenues partially offset by a reduction in estimated ad valorem taxes.

   Allowance for funds used during construction (AFUDC) decreased 5% and 87% for the three- and twelve-month periods, respectively. The decrease in the twelve-month period was primarily due to the discontinuation of the accrual of AFUDC on Unit 2 of Comanche Peak when such unit achieved commercial operation in August 1993.

   The regulatory disallowance in the prior twelve-month period reflects charges resulting from a settlement agreement among the parties in Docket 11735.

   Federal income taxes -- other income increased for the twelve-month period primarily due to the effect from the prior period of recording the taxes associated with the regulatory disallowances on Unit 2 of Comanche Peak.

   Total interest charges, excluding AFUDC, decreased approximately 6% and 5% for the three- and twelve-month periods, respectively. Interest on mortgage bonds decreased over the prior periods as a result of reduced interest requirements due to the Company's refinancing efforts, partially offset by increased interest requirements for new issues sold. Interest on other long-term debt reflects the continuing retirement of debt incurred on the purchases of the minority ownership interests in Comanche Peak. Other interest expense increased in both periods due to increased average short-term borrowings and increased amortization of debt issuance expenses and redemption premiums.

   The major factors affecting net income for the twelve-month period were the implementation of the rate increase offset by the discontinuation of AFUDC on Comanche Peak Unit 2 and the commencement of depreciation on approximately $668 million of investment in Comanche Peak Unit 2 incurred after the end of the Docket 11735 test year which is not being recovered currently in rates. The major factors affecting net income for the three-month period were continuing cost reduction efforts partially offset by mild weather conditions. Net income before preferred dividends increased approximately 3% and 60% for the three- and twelve-month periods, respectively.

   Preferred stock dividends decreased approximately 16% and 14% for the three- and twelve-month periods, respectively, primarily due to the redemption of certain series with higher dividend rates.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION (CONCLUDED)


ACCOUNTING CHANGE

   In March 1995, Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (Statement 121) was issued. Statement 121 is effective for financial statements for fiscal years beginning after December 15, 1995 and prescribes a methodology for assessing and measuring impairments in the carrying value of certain assets. As a result of such standard, the Company will be subject to a more formal standard for assessing asset impairment in the future.

                       TEXAS UTILITIES ELECTRIC COMPANY

                          PART II. OTHER INFORMATION


ITEM 5. OTHER INFORMATION

RATE PROCEEDINGS

   Reference is made herein to Note 6 to Condensed Financial Statements and Item
2. Management's Discussion and Analysis of Financial Condition and Results of Operation contained in Part I of this Report regarding Rate Proceedings.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

   (a)  Exhibits Filed as a part of Part II are:

        15    -- Letter from Deloitte & Touche LLP as to unaudited interim financial information.

        27    -- Financial Data Schedule.

        99(a) -- Amendment, dated as of April 28, 1995, to the Competitive
                 Advance and Revolving Credit Facility Agreement, Facility A, dated as of April 29, 1994, among the Company, Texas Utilities, certain banks and Chemical Bank and Texas Commerce Bank National Association, as Agents.

        99(b) -- Amendment, dated as of April 28, 1995 to the Competitive
                 Advance and Revolving Credit Facility Agreement, Facility B, dated as of April 29, 1994, among the Company, Texas Utilities, certain banks and Chemical Bank and Texas Commerce Bank National Association, as Agents.

        99(c) -- Fifty-second Supplemental Indenture, dated as of April 1,
                 1995, to the Texas Utilities Electric Company Mortgage and Deed of Trust, dated as of December 1, 1983, between Texas Utilities Electric Company and Irving Trust Company (now The Bank of New York), Trustee.

   (b)  Reports on Form 8-K filed since December 31, 1994 are as follows:

        None

                                SIGNATURE


   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.



                                                TEXAS UTILITIES ELECTRIC COMPANY



                                                  By     /s/ Marc D. Moseley
                                                    ----------------------------
                                                         Marc D. Moseley
                                                          Controller and
                                                    Principal Accounting Officer


Date:  May 10, 1995

                               INDEX TO EXHIBITS

                                                               SEQUENTIALLY
EXHIBIT                                                          NUMBERED
  NO.                 DESCRIPTION OF EXHIBIT                       PAGE
- - -------               ----------------------                   ------------
  15        --  Letter from Deloitte & Touche LLP as to
                unaudited interim financial information.

  27        --  Financial Data Schedule.

  99(a)     --  Amendment, dated as of April 28, 1995, to the
                Competitive Advance and Revolving Credit
                Facility Agreement, Facility A, dated as of
                April 29, 1994, among the Company, Texas
                Utilities, certain banks and Chemical Bank and
                Texas Commerce Bank National Association, as
                Agents.

  99(b)     --  Amendment, dated as of April 28, 1995, to the
                Competitive Advance and Revolving Credit
                Facility Agreement, Facility B, dated as of
                April 29, 1994, among the Company, Texas
                Utilities, certain banks and Chemical Bank and
                Texas Commerce Bank National Association, as
                Agents.

  99(c)     --  Fifty-second Supplemental Indenture, dated as
                of April 1, 1995, to the Texas Utilities
                Electric Company Mortgage and Deed of Trust,
                dated as of December 1, 1983, between Texas
                Utilities Electric Company and Irving Trust
                Company (now The Bank of New York), Trustee.