Form 10-K405
period 1999-12-31
TXU ELECTRIC CO
filed 2000-03-17
CIK 710182

================================================================================

                         UNITED STATES SECURITIES AND
                              EXCHANGE COMMISSION

                            Washington, D.C. 20549

                         _____________________________
                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Fiscal Year Ended December 31, 1999

                                    - OR -

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         _____________________________

Commission       Exact Name of Registrant as Specified in its Charter;       I.R.S. Employer
File Number   Address of Principal Executive Offices; and Telephone Number   Identification No.
----------    ------------------------------------------------------------   ------------------
1-11668           TXU Electric Company                                           75-1837355
                  Energy Plaza, 1601 Bryan Street
                  Dallas, TX 75201-3411
                  (214) 812-4600

Securities registered pursuant to Section 12(b) of the Act:

                         _____________________________

                                                                                                          Name of Each Exchange on
  Registrant                                           Title of Each Class                                    Which Registered
  ----------                                           --------------------                               ------------------------
TXU Electric Company                     Depositary Shares, Series A, each representing 1/4 of a share     New York Stock Exchange
                                         of $7.50 Cumulative Preferred Stock, without par value

TXU Electric Company                     Depositary Shares, Series B, each representing 1/4 of a share     New York Stock Exchange
                                         of $7.22 Cumulative Preferred Stock, without par value

TXU Electric Capital I, a subsidiary     8.25% Trust Originated Preferred Securities                       New York Stock Exchange
of TXU Electric

TXU Electric Capital III, a subsidiary   8.00% Quarterly Income Preferred Securities                       New York Stock Exchange
of TXU Electric

Securities registered pursuant to Section 12(g) of the Act: Preferred Stock of TXU Electric, without par value

                         _____________________________

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to
such filing requirements for the past 90 days.   Yes  X  No____
                                                     ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Aggregate market value of TXU Electric Common Stock held by non-affiliates: None

Common Stock outstanding at March 13, 2000: TXU Electric - 101,249,700 shares, without par value

                 ______________________________________________

                   DOCUMENTS INCORPORATED BY REFERENCE - None

                 ______________________________________________

                               TABLE OF CONTENTS

                                                                                  Page
                                                                                  ----
                                    PART I

Item 1.   BUSINESS..............................................................     1

          BUSINESS..............................................................     1
          COMPETITIVE STRATEGY..................................................    10
          ENVIRONMENTAL MATTERS.................................................    10

Item 2.   PROPERTIES............................................................    13

Item 3.   LEGAL PROCEEDINGS.....................................................    13

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...................    13

                                     PART II

Item 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS...................................................    14

Item 6.   SELECTED FINANCIAL DATA...............................................    14

Item 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          RESULTS OF OPERATIONS.................................................    14

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK............    14

Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA...........................    14

Item 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
          AND FINANCIAL DISCLOSURE..............................................    14

                                    PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT........................    15

Item 11.  EXECUTIVE COMPENSATION................................................    17

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT........    27

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS........................    27

                                     PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.......    28

APPENDIX A - Financial Information

APPENDIX B - TXU Electric Exhibits for 1999 Form 10-K

                                    PART I

Item 1.  BUSINESS

                                   BUSINESS
                                   --------

   TXU Electric Company (TXU Electric), formerly Texas Utilities Electric Company, is an electric utility engaged in the generation, purchase, transmission, distribution and sale of electric energy wholly within the State of Texas. TXU Electric is a wholly-owned subsidiary of Texas Utilities Company (doing business as TXU Corp.), a Texas corporation. TXU Corp. is a holding company that, through its subsidiaries, is engaged in the generation, purchase, transmission, distribution and sale of electricity; the gathering, processing, transmission and distribution of natural gas; energy marketing; and telecommunications, retail energy services, international gas operations, power development and other businesses primarily in the United States (US), Europe and Australia. References herein to TXU Electric include its financing subsidiaries (see Note 6 to Financial Statements). As an integrated electric utility, TXU Electric currently has only one reportable segment. TXU Electric possesses all necessary franchises, licenses and certificates to enable it to conduct its business.

   TXU Electric's service area is located in the north central, eastern and western parts of Texas, with a population estimated at 6.1 million - about one-third of the population of Texas. Electric service is provided to approximately
2.6 million customers in 92 counties and 370 incorporated municipalities, including Dallas, Fort Worth, Arlington, Irving, Plano, Waco, Mesquite, Grand Prairie, Wichita Falls, Odessa, Midland, Carrollton, Tyler, Richardson and Killeen. The area is a diversified commercial and industrial center with substantial banking, insurance, communications, electronics, aerospace, petrochemical and specialized steel manufacturing, and automotive and aircraft assembly. The territory served includes major portions of the oil and gas fields in the Permian Basin and East Texas, as well as substantial farming and ranching sections of the State. The service territory also includes Dallas-Fort Worth International Airport and Alliance Airport. For energy sales and operating revenues contributed by each customer classification, see Consolidated Operating Statistics in Appendix A to this report.

   At December 31, 1999, TXU Electric had 7,868 full-time employees. Some of these employees provide services to other subsidiaries of TXU Corp., the cost of which is billed to those subsidiaries.

   Electric Industry Restructuring -- Legislation was passed during the 1999 session of the Texas Legislature that will restructure the electric utility industry in Texas (1999 Restructuring Legislation). Among other matters, the legislation continues the stipulation in Docket 18490 that earnings in excess of the earnings cap be used as mitigation to the cost of nuclear production assets (see Note 13 to Financial Statements); authorizes competition in the retail and generation markets for electricity beginning January 1, 2002; provides for the recovery of generation-related and purchased power related stranded costs and generation-related regulatory assets; requires reductions in nitrogen oxide
(NOx) and sulfur dioxide (SO2) emissions; requires a rate freeze for all retail customers until January 1, 2002 and certain rate reductions for residential and small commercial customers for up to five years thereafter; and sets certain limits on capacity owned and controlled by power generation companies. Certain provisions of the 1999 Restructuring Legislation may be subject to different interpretation. By September 1, 2000, each electric utility must separate from its regulated activities its customer energy services business activities that are otherwise already widely available in the competitive market. By January 1, 2002, each electric utility must separate ("unbundle") its business into the following units: a power generation company, a retail electric provider and a transmission and distribution company or separate transmission and distribution companies. A power generation company generates electricity that is intended to be sold at wholesale. In general, a power generation company may not own a transmission or distribution facility and may not have a certificated service area. A retail electric provider sells electric energy to retail customers and may not own or operate generation assets. A transmission and distribution (T&D) company may only own or operate facilities to transmit or distribute electricity. On or before April 1, 2000, each electric utility must file with the Public Utility Commission of Texas (PUC) a separation of its costs into competitive and regulated components, proposed tariffs for its proposed T&D utility, and in initial estimate of its generation-related stranded costs.

   In October 1999, TXU Electric filed a petition with the PUC for a financing order (Docket No. 21527) to securitize $1.65 billion of its generation-related regulatory assets and other qualified costs in accordance with the 1999 Restructuring Legislation. TXU Electric would issue transition bonds securitizing a component of future revenues. The proceeds received by TXU Electric are to be used solely for the purposes of retiring utility debt and equity. On March 1, 2000, the PUC rejected TXU Electric's request for securitization of the $1.65 billion and authorized securitization of only $357 million. TXU Electric believes this ruling is inconsistent with the 1999 Restructuring Legislation and announced that it will pursue an appeal to the Travis County, Texas District Court following the receipt of a final order evidencing such ruling from the PUC. TXU Electric expects that any difference between the $1.65 billion and the amount finally authorized will continue to be deferred until securitization of generation-related assets is addressed in 2002. TXU Electric is unable to predict the outcome of these proceedings.

   On January 10, 2000, TXU Electric filed with the PUC its business separation plan as required by the 1999 Restructuring Legislation. This plan describes how TXU Electric proposes to separate the provision of competitive energy services from its regulated business activities by September 1, 2000 and how it plans to unbundle its business. Only the T&D functions will continue to be regulated. An independent organization certified by the PUC will oversee transmission system planning and reliability in the State of Texas. Beginning January 1, 2002, retail electric customers in Texas will be able to select their electricity providers.

Generation
----------

   Generating Units -- At December 31, 1999, TXU Electric owned or leased and operated 80 electric generating units with an aggregate net generating capability of 21,080 megawatts (MW). (See Item 2. Properties).

   In October 1999, TXU Electric announced plans to sell six of its eighteen natural gas-fired electricity generating plants in Texas. These plants have an aggregate generating capacity of 3,116 MW, or approximately 15% of TXU Electric's generating capacity. Any gain on the sale of these plants will be recorded as a regulatory liability and applied against TXU Electric's generation assets that may become stranded costs under provisions of the 1999 Restructuring Legislation. (See Note 3 to Financial Statements). TXU Electric plans to sell the plants, together with all associated assets, including land, lakes, water rights, air permits, emission allowances and fuel transportation contracts. TXU Electric anticipates entering into a tolling agreement with the new owners to receive the capacity and energy from these plants for a portion of the peak load season of 2001, and purchasing any remaining requirements on the open market. TXU Electric anticipates completion of the plant sales by the end of 2000.

   Electricity Peak Load and Generation Capability -- TXU Electric's net capability, peak load and reserve, in MW, at the time of peak were as follows during the years indicated:

                                                     Electricity
                                                    Peak Load (a)
                                      ---------------------------------------
                                                    Increase            Firm
                          Net                         Over              Peak
Year                  Capability      Amount       Prior Year           Load      Reserve (b)
------                -----------     ------       -----------         ------     -----------
1999...........         22,858 (c)    21,748           1.7%            20,724        2,134
1998...........         22,579 (d)    21,383           5.1%            20,351        2,228
1997...........         22,449 (e)    20,351           3.5%            19,229        3,220

_____________
(a) The 1999 peak load occurred on August 26. TXU Electric's peak load includes interruptible load at the time of peak of 1,024 MW in 1999, 1,032 MW in 1998 and 1,122 MW in 1997.
(b)  Amount of net capability in excess of firm peak load at the time of peak.
(c)  Included in net capability is 1,778 MW of firm purchased capacity.
(d)  Included in net capability is 1,499 MW of firm purchased capacity.
(e)  Included in net capability is 1,224 MW of firm purchased capacity.

          The peak load changes for 1999 as compared to 1998, as well as the peak load changes for 1998 as compared to 1997, resulted primarily from customer growth and increased usage due to hotter-than-normal weather. The peak load change for 1997, compared to the prior year, resulted primarily from customer growth and weather factors.

TXU Electric expects to continue to purchase capacity in the future from various sources. (See Fuel Supply and Purchased Power and Note 14 to Financial Statements.) Firm peak load (excluding interruptible contracts) increases over the next two years are expected to average approximately 2.6% annually, after consideration of load management programs.

      Resource Estimates -- Changes in utility regulation and legislation at the federal and state levels, such as the Public Utility Regulatory Policy Act of 1978 (PURPA), the National Energy Policy Act of 1992 (Energy Policy Act) and, most recently, the 1999 Restructuring Legislation for the electric industry in Texas have significantly changed the way utilities plan for new resources. The 1999 Restructuring Legislation incorporates sweeping changes for electric utilities operating in Texas by opening up the generation portion of the business to competition. Beginning January 1, 2002, retail electric customers in Texas will be able to select their electricity providers. Thus, each retail electric provider will be responsible for providing generation resources to its customers.

      Because of these competitive forces TXU Electric will be purchasing some of its energy requirements needed to serve customer loads through resource contracts with third-party suppliers. Thus, for planning purposes, TXU Electric can no longer readily identify the ownership and types of resources needed to serve its customers prior to the actual selection of the resource contracts. TXU Electric will fill some of its resource needs through load management and renewable resources. It does not expect to have difficulty filling the remainder of its requirements from purchased power.

      TXU Electric has secured resources for the years 2000 and 2001 from various suppliers through short-term (two years or less) purchased power contracts. (See Fuel Supply and Purchased Power.) Additional resource needs required for 2002 and beyond will be acquired in the competitive energy marketplace.

      Retail competition in Texas will be effective on January 1, 2002 for customers of investor-owned electric utilities. At that time, by law, TXU Electric must lower its retail rates charged to residential and small commercial customers in its service area to rates that are 6% lower than the rates that were in effect on January 1, 1999. This is known as the "price to beat," meaning that competitors will try to beat this price to attract new customers. This rate is frozen for residential and small commercial customers for three years, with respect to each class of service, until 40% of the electric power consumed by customers in that class or segment is supplied by competing Retail Electric Providers (REPs). On January 1, 2005, TXU Electric will be able to lower its retail rates to compete directly with other REPs, but must continue to offer the "price to beat" through December 31, 2006. Electric retail rates will then be driven by market forces and will no longer be regulated.

     Fuel Supply And Purchased Power -- Net input during 1999 totaled 106,039 gigawatt hours (GWh) of which 94,575 GWh were generated by TXU Electric. Average fuel and purchased power cost (excluding capacity charges) per kilowatt-hour
(kWh) of net input were 1.81 cents for 1999, 1.77 cents for 1998 and 1.84 cents for 1997. A comparison of TXU Electric's resource mix for net kWh input and the unit cost per million British thermal units (Btu) of fuel during the last three years is as follows:

                                                       Mix for Net                       Unit Cost
                                                        kWh Input                      Per Million Btu
                                              ----------------------------     -------------------------------
                                               1999       1998       1997        1999         1998        1997
                                              ------     ------     ------      ------       ------      -----
Fuel for Electric Generation:
      Gas/Oil (a).................             34.3%       36.7%      32.9%      $2.59       $2.39        $2.80
      Lignite/Coal (b)............             38.5        36.5       38.9        1.03        1.03         1.04
      Nuclear.....................             16.4        16.4       17.1        0.57        0.59         0.57
                                              -----       -----      -----
Total/Weighted Average Fuel Cost..             89.2        89.6       88.9       $1.56       $1.52        $1.62
Purchased Power (c)...............             10.8        10.4       11.1
                                              -----       -----      -----
Total.............................            100.0%      100.0%     100.0%
                                              =====       =====      =====

_______________
(a) Fuel oil was an insignificant component of total fuel and purchased power requirements.
(b) Lignite/coal cost per ton to TXU Electric was $13.30 in 1999, $13.47 in 1998 and $13.55 in 1997.
(c) Excludes power purchased by TXU Electric's affiliate, TXU SESCO Company, formerly Southwestern Electric Service Company (TXU SESCO), from TXU
     Electric: 1999 - 0 GWh; 1998 - 267 GWh ; and 1997 - 548 GWh . Includes TXU Electric purchases from TXU SESCO: 1999 - 6.1 GWh; 1998 - 6.3 GWh; and 1997-5.2 GWh.

     In 1999, TXU Electric purchased a net of 11,464 GWh or approximately 10.8% of its energy requirements. TXU Electric had available 1,778 MW of firm purchased capacity under contract. TXU Electric received energy in 1999 under purchased power contracts for energy from wind turbines equivalent to approximately 41 MW. The wind generation facilities include eight of the largest commercial wind turbines in the world, rated at 1.65 MW each. TXU Electric expects to acquire additional amounts of purchased resources in the future to adequately and reliably accommodate its customers' electrical needs. Such resources will be acquired in accordance with the requirements of Texas Public Utility Regulatory Act, as amended (PURA) and the PUC Substantive Rules. Beginning January 1, 2002, the acquisition of resources will generally not be subject to regulation by the PUC. For information concerning future resource requirements, see Electricity Peak Load and Generation Capability.

     TXU Electric is unable to predict: (i) whether or not problems may be encountered in the future in obtaining the fuel and purchased power it will require, (ii) the effect upon operations of any difficulty it may experience in protecting rights to fuel and purchased power now under contract, or (iii) the future costs of fuel and purchased power and to what extent they will be recoverable, see Regulation and Rates.

     Gas/Oil -- Fuel gas for units at eighteen of the principal generating stations of TXU Electric, having an aggregate net gas/oil capability of 12,955 MW, was provided during 1999 by TXU Fuel Company (TXU Fuel), an affiliate of TXU Electric. TXU Fuel supplied approximately 12% of such fuel gas requirements under contracts with producers at the wellhead and 88% under contracts with commercial suppliers.

     Fuel oil can be stored at seventeen of the principally gas-fueled generating stations. At December 31, 1999, TXU Electric had fuel oil storage capacity sufficient to accommodate approximately 6.1 million barrels of oil and had approximately 2.3 million barrels of oil in inventory.

     TXU Fuel has acquired supplies of gas from producers at the wellhead under contracts expiring at intervals through 2008. As gas production under these contracts declines and contracts expire, new contracts are expected to be negotiated to replenish or augment such supplies. TXU Fuel has negotiated gas purchase contracts, with terms ranging from one to ten years, with a number of commercial suppliers. Additionally, TXU Fuel has entered into a number of short-term gas purchase contracts with other commercial suppliers at spot market prices. In general, these spot gas purchase contracts require both the buyer and seller to purchase and deliver the gas on negotiated terms during the agreed-upon delivery period. In the past, curtailments of gas deliveries have been experienced during periods of winter peak gas demand; however, such curtailments have been of relatively short duration, have had a minimal impact on operations and generally have required utilization of fuel oil and gas storage inventories to replace the gas curtailed. No curtailments were experienced during 1999.

      TXU Fuel owns and operates an intrastate natural gas pipeline system that extends from the gas-producing area of the Permian Basin in West Texas to the East Texas gas fields and southward to the Gulf Coast area. This system includes a one-half undivided interest in a 36-inch pipeline that extends 391 miles from the Permian Basin area to a point of termination south of the Dallas-Fort Worth area. Additionally, TXU Fuel owns a 39% undivided interest in another 36-inch pipeline connecting to this pipeline and extending 58 miles eastward to one of TXU Fuel's underground gas storage facilities. TXU Fuel also owns and operates approximately 1,500 miles of various smaller capacity lines that are used to gather and transport natural gas from other gas-producing areas. The pipeline facilities of TXU Fuel form an integrated network through which fuel gas is gathered and transported to certain TXU Electric generating stations for use in the generation of electric energy.

      TXU Fuel also owns and operates three underground gas storage facilities with a usable capacity of 26.9 billion cubic feet (Bcf), with approximately 14.3 Bcf of gas in inventory at December 31, 1999. Gas stored in these facilities currently can be withdrawn for use during periods of peak demand to meet seasonal and other fluctuations or curtailment of deliveries by gas suppliers. Under normal operating conditions, up to 400 million cubic feet can be withdrawn each day for a ten-day period, with withdrawals at lower rates thereafter. One of these gas storage facilities, the Worsham-Steed facility located in Jack County, Texas will be retired after withdrawal of the economically recoverable gas.

      Lignite/Coal -- Lignite is used as the primary fuel in two units at the Big Brown generating station (Big Brown), three units at the Monticello generating station (Monticello), three units at the Martin Lake generating station (Martin Lake), and one unit at the Sandow generating station (Sandow), having an aggregate net capability of 5,825 MW. TXU Electric's lignite units have been constructed adjacent to surface minable lignite reserves. TXU Electric owns in fee or has under lease an estimated 465 million tons of proven reserves dedicated to the Big Brown, Monticello and Martin Lake generating stations. TXU Electric also owns in fee or has under lease in excess of 229 million tons of proven reserves not dedicated to specific generating stations. TXU Mining Company (TXU Mining), an affiliate of TXU Electric, operates owned and/or leased equipment to remove the overburden and recover the lignite. One of TXU Electric's lignite units, Sandow Unit 4, is fueled from lignite deposits owned by Alcoa, which furnishes fuel at no cost to TXU Electric for that portion of energy generated from such unit that is equal to the amount of energy delivered to Alcoa.

      Lignite production operations at Big Brown, Monticello and Martin Lake are accompanied by an extensive reclamation program that returns the land to productive uses such as wildlife habitats, commercial timberland and pasture land. For information concerning federal and state laws with respect to surface mining, see Environmental Matters.

      TXU Electric supplements its lignite fuel at Big Brown, Monticello and Martin Lake with western coal from the Powder River Basin (PRB) in Wyoming. The coal is purchased from three suppliers under two or three year contracts and is transported from the PRB to TXU Electric's generating plants by railcar under three contracts that range in length from two to seven years.

      TXU Electric began supplementing its lignite fuel by utilizing western coal at Monticello in 1996, at Martin Lake in November 1999 and at Big Brown in January 2000. Construction of a rail spur into Big Brown to facilitate the delivery of western coal was completed in January 2000, six months earlier than anticipated.

      Nuclear -- TXU Electric owns and operates two nuclear-fueled generating units at the Comanche Peak nuclear powered electric generating station (Comanche
Peak), each of which is designed for a net capability of 1,150 MW.

       The nuclear fuel cycle requires the mining and milling of uranium ore to provide uranium oxide concentrate (U3O8), the conversion of U3O8 to uranium hexafluoride (UF6), the enrichment of the UF6 and the fabrication of the enriched uranium into fuel assemblies. TXU Electric has on hand, or has contracted for, the raw materials and services it expects to need for its nuclear units through future years as follows: uranium (2001), conversion
(2003),
enrichment (2014), and fabrication (2011). Although TXU Electric cannot predict the future availability of uranium and nuclear fuel services, TXU Electric does not currently expect to have difficulty obtaining U3O8 and the services necessary for its conversion, enrichment and fabrication into nuclear fuel for years later than those shown above.

     The Nuclear Waste Policy Act of 1982, as amended (NWPA), provides for the development by the United States Department of Energy (DOE) of interim storage and permanent disposal facilities for spent nuclear fuel and/or high level radioactive waste materials. In January 1998, the DOE did not meet its obligation to begin accepting spent nuclear fuel. The DOE continues to maintain its position that no obligation to begin acceptance of spent nuclear fuel exists despite multiple industry initiated lawsuits challenging that position and a US Court of Appeals decision that such obligation exists. TXU Electric is unable to predict what impact, if any, the DOE's delay will have on TXU Electric's future operations. Under provisions of the NWPA, funding for the program is provided by a one-mill per kWh fee currently levied on electricity generated and sold from nuclear reactors, including the Comanche Peak units.

     TXU Electric's onsite spent nuclear fuel storage capability is sufficient to accommodate the operation of Comanche Peak through the year 2017, while fully maintaining the capability to off-load the core of one of the nuclear-fueled generating units. Additional approval from the Nuclear Regulatory Commission
(NRC) will be required to utilize this full storage capability. TXU Electric is currently pursuing options for utilizing a larger portion of the full storage capability, subject to approval by the NRC.

Transmission
------------

     In 1995, TXU Electric became the first utility in Texas to functionally unbundle, or separate, its transmission operations into a business unit. The unit operates independently within the larger company and has the flexibility to adapt to changing market and regulatory forces. TXU Electric is a member of the Electric Reliability Council of Texas (ERCOT), an intrastate network of investor-owned entities, cooperatives, public entities, non-utility generators and power marketers. ERCOT is the regional reliability coordinating organization for member electric power systems in Texas, the Independent System Operator
(ISO) of the interconnected transmission system of those systems, and is responsible for ensuring equal access to transmission service by all wholesale market participants in the ERCOT region.

     The function of the transmission business is to provide non-discriminatory wholesale open access to TXU Electric's transmission facilities through business practices consistent with the standard of conduct rules enacted by the PUC. The transmission system transverses almost 200,000 square miles of Texas and consists of over 13,000 circuit miles of transmission line and over 900 substations.

     The transmission business supports the operation of the ERCOT ISO and all ERCOT members, as well as TXU Electric's responsibilities and obligations to its wholesale and retail customers. The transmission business unit has planning, design, construction, operation and maintenance responsibility for the transmission grid and for the load serving substations.

     Services are provided under tariffs approved by the PUC and the Federal Energy Regulatory Commission (FERC). Transmission service offers the use of the transmission system for delivery of power over facilities operating at 60,000 volts and above. Transformation service offers the use of substation assets to transform voltage to below 60,000 volts. Other services offered by the transmission business include: static and dynamic scheduling and miscellaneous services such as system impact studies, facilities studies, and maintenance of substations and transmission lines owned by other parties.

     The transmission business is participating with the ISO and other ERCOT utilities to plan, design and obtain regulatory approval for and construct new transmission lines necessary to increase bulk power transfer capability and to remove existing limitations on the ERCOT transmission grid.

      The principal generating facilities of TXU Electric and load centers of TXU Electric and TXU SESCO are connected by 4,133 circuit miles of 345-kilovolt
(kV) transmission lines and 9,754 circuit miles of 138- and 69-kV transmission lines. TXU SESCO, operating in the eastern and central part of Texas, is connected to TXU Electric by three 138-kV lines, ten 69-kV lines and three lines at distribution voltage.

     TXU Electric is connected by six 345-kV lines to Reliant Energy
Company; by three 345-kV, eight 138-kV and nine 69-kV lines to West Texas Utilities Company; by two 345-kV and eight 138-kV lines to the Lower Colorado River Authority; by four 345-kV and eight 138-kV lines to the Texas Municipal Power Agency; by one asynchronous High Voltage Direct Current (HVDC) interconnection to Southwestern Electric Power Company; and at several points with smaller systems operating wholly within Texas.

Distribution
------------

     The TXU Electric distribution system supplies electricity to approximately
2.6 million customers (including approximately 2.3 million residential customers and 304,000 commercial and industrial businesses). On average, TXU Electric has added approximately 47,000 customers to its system each year for the last several years and over 68,000 in 1999. The electric distribution business consists of the ownership, management, construction, maintenance and operation of the distribution network within TXU Electric's certificated service area.

     TXU Electric's distribution network receives electricity from the transmission grid through power distribution substations and distributes electricity to end users and wholesale customers through approximately 2,800 distribution feeders.

     The TXU Electric distribution network consists of approximately 52,500 miles of overhead primary conductors, 21,650 miles of overhead secondary and street light conductors, 10,700 miles of underground primary conductors and 6,067 miles of underground secondary and street light conductors. The majority of the distribution system operates at 25-kV and 12.5-kV.

REGULATION AND RATES

     The PUC has original jurisdiction over electric rates and service in unincorporated areas and those municipalities that have ceded original jurisdiction to the PUC and has exclusive appellate jurisdiction to review the rate and service orders and ordinances of municipalities. Generally, PURA prohibits the collection of any rates or charges (including charges for fuel) by a public utility that does not have the prior approval of the PUC.

     TXU Electric is subject to the jurisdiction of the NRC with respect to nuclear power plants. NRC regulations govern the granting of licenses for the construction and operation of nuclear power plants and subject such plants to continuing review and regulation.

     TXU Electric is subject to various federal, state and local regulations. (See discussion below and Environmental Matters.) TXU Electric believes that it is not a public utility as defined in the Federal Power Act and has been advised by its counsel that it is not subject to general regulation under such act.

     Docket 9300 -- The PUC's final order (Order) in connection with TXU Electric's January 1990 rate increase request (Docket 9300) was ultimately reviewed by the Supreme Court of Texas. As a result, an aggregate of $909 million of disallowances with respect to TXU Electric's reacquisitions of minority owners' interests in Comanche Peak, which had previously been recorded as a charge to TXU Electric's earnings, has been remanded to the District Court with instructions that it be remanded to the PUC for reconsideration on the basis of a prudent investment standard. On remand, the PUC also was required to reevaluate the appropriate level of TXU Electric's construction work in progress included in rate base in light of its financial condition at the time of the initial hearing. In connection with the settlement of Docket 18490, proceedings in the remand of Docket 9300 have been stayed. TXU Electric cannot predict the outcome of the reconsideration of the Order on remand by the PUC.

     Docket 18490 -- The PUC approved the non-unanimous stipulation filed on December 17, 1997 by TXU Electric, together with the General Counsel of the PUC, the Office of Public Utility Counsel and various other parties interested in TXU Electric's rates and services. The stipulation, modified to incorporate changes made by the PUC, resulted in base rate credits beginning January 1, 1998, of 4% for residential customers, 2% for general service secondary customers and 1% for all other retail customers, and additional base rate credits for residential customers of 1.4% beginning January 1, 1999. Certain parties that did not sign the stipulation have appealed the PUC's approval by filing suit in state district court. TXU Electric cannot predict the outcome of these appeals.

     In accordance with the stipulation, from January 1, 1998 through June 30, 1999, earnings in excess of the earnings cap were recorded as additional depreciation of nuclear production assets, and a reclassification of depreciation expense was made from T&D to nuclear production assets. As discussed in Notes 2 and 3 to Financial Statements, application of Statement of Financial Accounting Standards No. 71 to the generation portion of TXU Electric's business was discontinued as of June 30, 1999. Effective July 1, 1999, earnings in excess of the earnings cap imposed by the 1999 Restructuring Legislation were recorded as a reduction of revenues, with a corresponding regulatory liability recorded. Upon final PUC determination, the regulatory liability associated with earnings in excess of the earnings cap will be applied against TXU Electric's stranded generation assets as determined under the 1999 Restructuring Legislation's market valuation criteria or refunded to customers.

     Additionally, effective July 1, 1999, TXU Electric ceased the reclassification of T&D depreciation expense to nuclear production assets. Instead, an amount equal to T&D depreciation expense for the period was recorded as a regulatory asset, which will be amortized as it is recovered through the Distribution portion of the business. An equivalent amount was recorded as a regulatory liability which will be applied against TXU Electric's stranded generation assets as determined under the 1999 Restructuring Legislation's market valuation criteria or refunded to customers.

     Fuel Cost Recovery Rule -- Pursuant to a PUC rule, the recovery of TXU Electric's eligible fuel costs is provided through fixed fuel factors. The rule allows a utility's fuel factor to be revised upward or downward every six months, according to a specified schedule. A utility is required to petition to make either surcharges or refunds to ratepayers, together with interest based on a twelve-month average of prime commercial rates, for any material cumulative under- or over-recovery of fuel costs. If the cumulative difference of the under- or over-recovery, plus interest, exceeds 4% of the annual estimated fuel costs most recently approved by the PUC, it will be deemed to be material.

     Final reconciliation of fuel costs must be made either in a reconciliation proceeding, which may cover no more than three years and no less than one year, or in a general rate case. In a final reconciliation, a utility has the burden of proving that fuel costs under review were reasonable and necessary to provide reliable electric service, that it has properly accounted for its fuel-related revenues, and that fuel prices charged to the utility by an affiliate were reasonable and necessary and not higher than prices charged for similar items by such affiliate to other affiliates or nonaffiliates. For generating utilities like TXU Electric, through August 31, 1999, the rule provided for recovery of purchased power capacity costs through a power cost recovery factor with respect to purchases from qualifying facilities, to the extent such costs were not otherwise included in base rates. Pursuant to the 1999 Restructuring Legislation, the Power Cost Recovery Factor will be frozen between September 1, 1999 and January 1, 2002. The energy-related costs of such purchases continue to be included in the fixed fuel factor. TXU Electric's last fuel reconciliation proceeding (Docket 20285) covered eligible fuel and purchased power expenses incurred during the period July 1, 1995 through June 30, 1998, amounting to a total of $5.04 billion, of which $52 million was disallowed.

COMPETITION

          General -- The Energy Policy Act addresses a wide range of energy issues and is intended to increase competition in electric generation and broaden access to electric transmission systems. In addition, PURA impacts the PUC and its regulatory practices and encourages increased competition in the wholesale electric utility industry in Texas, and the 1999 Restructuring Legislation will restructure the industry and introduce competition in the Texas retail and generation markets beginning January 1, 2002. Although TXU Electric is unable to predict the ultimate impact of these and any other related regulations or legislation on its operations, it believes that such actions are consistent with the trend toward increased competition in the energy industry.

          The 1999 Restructuring Legislation will restructure the electric utility industry in Texas. Among other matters, the 1999 Restructuring Legislation authorizes competition in the retail and generation markets for electricity beginning January 1, 2002; provides for the recovery of generation-related and purchased power related stranded costs and generation-related regulatory assets; requires reductions in NOx and SO2 emissions; requires a rate freeze for all customers until January 1, 2002 and certain rate reductions for residential and small commercial customers for up to five years thereafter; and sets certain limits on capacity owned and controlled by power generation companies. Project teams have been established to prepare TXU Electric for a competitive environment. These teams are comprised of resources from all facets of TXU Corp.'s business. These teams continue to formulate short- and long-term strategies to address implementation of the 1999 Restructuring Legislation.

          As legislative, regulatory, economic and technological changes occur, the energy and utility industries are faced with increasing pressure to become more competitive while adhering to regulatory requirements. The level of competition is affected by a number of variables, including price, reliability of service, the cost of energy alternatives, new technologies and governmental regulations.

          As a result of the shift in emphasis toward greater competition, large and small industry participants are offering energy services and energy-related products that are both economically and environmentally attractive to customers. In Texas, aggressive marketing of competitive prices by rural electric cooperatives, municipally-owned electric systems, and other energy providers not subject to the traditional governmental regulation experienced by the utility industry has intensified competition within the state's wholesale markets, in multi-certificated areas, and retail customer markets.

          TXU Electric is aggressively managing its operating costs and capital expenditures through streamlined business processes and is developing and implementing strategies to address an increasingly competitive environment.

          Furthermore, there is increasing pressure on utilities to reduce costs, including the cost of power, and tailor energy services to the specific needs of customers. Such competitive pressures among electric utility and non-utility power producers could result in the loss of some retail energy services customers. Amounts invested by TXU Electric in certain of its assets could become stranded costs, which are investments and commitments that may not be recoverable from customers as a result of competitive pricing. The PUC's latest available estimate for TXU Electric's potentially stranded retail costs ranged from a projected excess of net book value over market value of $5.8 billion to a projected excess of market value over net book value of $3.8 billion. In response to competitive pressures, many utilities are implementing significant restructuring and re-engineering initiatives designed to make them more competitive. Since the implementation by TXU Corp. of an Operations Review and Cost Reduction program in April 1992, TXU Electric has continued to take steps to reduce costs by streamlining business processes and operating practices. (For information pertaining to the effects of competition on the treatment of certain regulatory assets and liabilities, see Note 2 to Financial Statements.)

          Wholesale Competition -- Federal legislation such as the PURPA and the Energy Policy Act, as well as initiatives in various states, encourage wholesale competition among electric utility and non-utility power producers. Together with increasing customer demand for lower-priced electricity and other energy services, these measures have accelerated the industry's movement toward a more competitive pricing and cost structure.

          Amendments to PURA made during the 1995 session of the Texas Legislature allow for wholesale pricing flexibility. While wholesale rates for electric utilities are not deregulated, wholesale tariffs or contracts with charges less than approved rates but greater than the utility's marginal cost may be approved by the regulatory authority upon application by the utility. In the wholesale power market, TXU Electric competes with a variety of utilities and other suppliers, some of which are willing and able to sell at rates below TXU Electric's standard wholesale power service rate as approved by the PUC. As directed by the 1999 Restructuring Legislation (see Note 3 to Financial Statements), beginning in January 2002, wholesale rates will no longer be regulated. TXU Electric is unable to predict the extent of future competitive developments in the wholesale market or what impact, if any, such developments may have on its operations.

          Open-Access Transmission -- At the federal level, the FERC issued Order No. 888 in April 1996, which requires all FERC-jurisdictional electric public utilities to offer third parties wholesale transmission services under an open-access tariff. In May 1997, TXU Electric filed with the FERC a modification of its tariff governing service to, from and over certain HVDC interconnections between ERCOT and the Southwest Power Pool, which, in October 1997, was accepted by the FERC with minor modifications.

          In August 1999, the Texas Court of Appeals issued a judgment declaring invalid PUC rules governing open-access wholesale transmission service. These rules, adopted in February 1996, guaranteed open-access wholesale transmission service by electric utilities in ERCOT to other utilities and non-utility power suppliers, and established a rate formula to determine access charges for the transmission of wholesale electricity. In its decision, the court concluded that the PUC lacks the statutory authority to establish transmission access rates, and therefore rendered the transmission rules invalid. Several interested parties and the PUC filed motions for rehearing with the Court of Appeals, asking the court to reverse its decision and to recognize the PUC's authority to set wholesale transmission rates in ERCOT. In January 2000, a judgment was rendered on the motions for rehearing by the Texas Court of Appeals, declaring that certain subsections of the open-access rules are invalid, while still concluding that the PUC lacks statutory authority to establish transmission access rates. TXU Electric is unable to predict the impact of this judgment on open-access transmission rates at this time.

          Customers -- There are no individually significant customers upon which TXU Electric's business or results of operations are highly dependent.


                             COMPETITIVE STRATEGY
                             --------------------

          As a result of the provisions of the 1999 Restructuring Legislation, TXU Electric plans to further implement a portfolio management/merchant trading strategy in conjunction with its upstream (generation and fuel supply) and downstream (retail customers) positions to effectively serve its customers, minimize risks and maximize margins available in the Texas markets. This strategy has been effectively implemented by an affiliate in Europe and is being implemented by another affiliate in Australia.


                             ENVIRONMENTAL MATTERS
                             ---------------------


          TXU Electric is subject to various federal, state and local regulations dealing with air and water quality and related environmental matters. (See Item 2. Properties and Management's Discussion and Analysis of Financial Condition and Results of Operations.)

          Air -- Under the Texas Clean Air Act, the Texas Natural Resource Conservation Commission (TNRCC) has jurisdiction over the permissible level of air contaminant emissions from generating facilities located within the State of Texas. In addition, the new source performance standards of the Environmental Protection Agency (EPA) promulgated under the Federal Clean Air Act, as amended (Clean Air Act), which have also been adopted by the TNRCC, are applicable to certain generating units. TXU Electric's generating units have been built to operate in compliance with applicable regulations and emission standards promulgated pursuant to these Acts; however, due to variations in the quality of the lignite fuel, operation of certain of the lignite-fueled generating units at reduced loads is necessary from time to time in order for TXU Electric to maintain compliance with these standards at these units. With these occasional reduced loads, TXU Electric has achieved and continues to achieve material compliance with the Clean Air Act's emission standards.

   The Clean Air Act includes provisions which, among other things, place limits on the SO2 emissions produced by generating units. In addition to the new source performance standards applicable to SO2, the Clean Air Act required that fossil-fueled plants meet certain SO2 emission allowances by 1995 (Phase I), and requires more restrictions on SO2 emission allowances by 2000 (Phase II). TXU Electric's generating units were not affected by the Phase I requirements. The applicable Phase II requirements currently are met by 52 out of 56 TXU Electric generating units to which those requirements apply. Because the SO2 emissions from the other four units are relatively low and alternatives are available to enable these units to reduce SO2 emissions or utilize compensatory reduction allowances achieved at other units, material compliance with the applicable Phase II sulfur dioxide requirements is not expected to have a significant impact on TXU Electric.

   To meet these SO2 requirements, the Clean Air Act provides for the annual allocation of SO2 emission allowances to utilities. Under the Clean Air Act, utilities are permitted to transfer allowances within their own systems and to buy or sell allowances from or to other utilities. The EPA grants a maximum number of allowances annually to TXU Electric based on the amount of emissions from units in operation during the period 1985 through 1987. TXU Electric intends to utilize internal allocation of emission allowances within its system and, if cost effective, may purchase additional emission allowances to enable both existing and future electric generating units to meet the requirements of the Clean Air Act. TXU Electric may also sell excess emission allowances. TXU Electric is unable to predict the extent to which it may generate excess allowances or will be able to acquire allowances from others if needed but does not anticipate any significant problems in keeping emissions within its allotted allowances.

   TXU Electric's generating units meet the NOx limits currently required by the Clean Air Act. The TNRCC and the EPA have proposed rules that will require NOx emission reductions at TXU Electric's generating units in the Dallas-Fort Worth area. Additionally, in 1996, TXU Electric elected for an early opt-in under Phase I related to NOx limits for its coal-fired generating units. This election locks in NOx limits for these generating units for a ten-year period. The Clean Air Act also requires studies, which began in 1991, by the EPA to assess the potential for toxic emissions from utility boilers. TXU Electric is unable to predict either the results of such studies or the effects of any subsequent regulations. Recently, the EPA issued proposed rules for regional haze; the impact of these proposed rules, if adopted, is unknown at this time.

   In December 1997, the Conference of the Parties of the United Nations Framework Convention on Climate Change adopted the Kyoto Protocol, which specifies targets and timetables for certain countries to reduce greenhouse gas emissions. TXU Electric is unable to predict whether the Kyoto Protocol will be ratified by the United States Senate and to what extent, if any, such protocol might impact TXU Electric.

   In 1997, the Clean Air Act required some companies to submit Title V Operating Permit applications for many of their facilities, including TXU Electric's generating facilities. All required Title V Operating Permit applications have been filed and TXU Electric has received Title V Operating Permits for many of its facilities. TXU Electric anticipates the approval of all pending permit applications.

   Major air pollution control provisions of the 1999 Restructuring Legislation require a 50% reduction in NOx emissions from "grandfathered" electric utility generating units and a 25% reduction in SO2 emissions from "grandfathered" electric utility generating units. This legislation also provides for an "opt-in" of permitted units as an alternative for achieving the same reductions and recovery of reasonable environmental improvement costs as stranded costs upon approval by the PUC.

   The TNRCC has also recently proposed revisions to its State Implementation Plan (SIP) rules that would require an approximately 88% reduction in NOx emissions from electric utility units in the Dallas-Fort Worth ozone non-attainment area. The costs of SIP reductions are eligible for recovery as stranded costs provided they satisfy the standards for recovery of environmental improvement costs established by the 1999 Restructuring Legislation provisions.

   Additional Clean Air Act regulations have been proposed and others are not yet finalized by the EPA. TXU Electric believes that the requirements necessary to be in compliance with additional EPA regulatory provisions probably can be met as they are developed. Estimates for the capital requirements related to the Clean Air Act are included in TXU Electric's estimated construction expenditures. TXU Electric currently believes that if the rules and regulations under the Clean Air Act are adopted as proposed, operating costs that will be incurred under operating permits, new permit fee structures, capital expenditures associated with equipment modifications to reduce emissions, or any expenditures on monitoring equipment, in the aggregate, will not have a materially adverse effect on TXU Electric's financial position, results of operations or cash flows.

   Water -- The TNRCC, the EPA and the Railroad Commission of Texas (RRC) have jurisdiction over water discharges (including storm water) from all domestic facilities. TXU Electric's facilities are presently in compliance with applicable state and federal requirements relating to discharge of pollutants into the water. TXU Electric has obtained all required waste water discharge permits from the TNRCC, the EPA and the RRC for facilities in operation and has applied for or obtained necessary permits for facilities under construction. TXU Electric believes it can satisfy the requirements necessary to obtain any required permits or renewals.

   Other -- Diversion, impoundment and withdrawal of water for cooling and other purposes are subject to the jurisdiction of the TNRCC. TXU Electric possesses all necessary permits for these activities from the TNRCC for its present operations.

  Treatment, storage and disposal of solid and hazardous waste are regulated at the state level under the Texas Solid Waste Disposal Act (Texas Act) and at the federal level under the Resource Conservation and Recovery Act of 1976, as amended, (RCRA) and the Toxic Substances Control Act (TSCA). The EPA has issued regulations under the RCRA and TSCA, and the TNRCC and the RRC have issued regulations under the Texas Act applicable to TXU Electric's facilities. TXU Electric has registered solid waste disposal sites and has obtained or applied for such permits as are required by such regulations.

   Under the federal Low-Level Radioactive Waste Policy Act of 1980, as amended, the State of Texas is required to provide, either on its own or jointly with other states in a compact, for the disposal of all low-level radioactive waste generated within the state. The State of Texas has agreed to a compact with the States of Maine and Vermont for a disposal facility that would be located in Texas. That compact was ratified by Congress and signed by the President in 1998. The State of Texas has proposed to license a disposal site in Hudspeth County, Texas, but in October 1998 the TNRCC denied that license application. No appeal was taken from the denial of the license application, and that denial is now final. The nature and extent of future efforts by the State of Texas to provide for a disposal site are presently uncertain. TXU Electric will continue to ship low-level waste material off-site for as long as an alternative disposal site is available. Should existing off-site disposal become unavailable, the low-level waste material will be stored on-site. TXU Electric's on-site storage capacity is expected to be adequate until other off-site facilities become available.

Item 2.  PROPERTIES

   The generating stations and other important units of property of TXU Electric are located on lands owned primarily in fee simple. The greater portion of the transmission and distribution lines of TXU Electric have been constructed over lands of others pursuant to easements or along public highways and streets as permitted by law. TXU Electric considers its rights in the realty on which its properties are located to be adequate for their use in the conduct of its business. Minor defects and irregularities customarily found in titles to properties of like size and character may exist, but any such defects and irregularities do not materially impair the use of the properties affected thereby. TXU Electric has the right of eminent domain whereby it may, if necessary, perfect or secure titles or gain access to privately held land used or to be used in its operations. Utility plant of TXU Electric is generally subject to the lien of its mortgage.

   At December 31, 1999, TXU Electric owned or leased and operated the following generating units:

                                                                           Net
 Electric                                                               Generating
Generating                                                              Capability
  Units                            Fuel Source                            (MW)               Percent
------------                       -----------                          ----------           -------
    54          Natural Gas/Oil (a)..............................           11,980 (c)          56.9
     9          Lignite/Coal.....................................            5,825              27.6
     2          Nuclear..........................................            2,300              10.9
    15          Combustion Turbines (b)..........................              975               4.6
                                                                            ------             -----
                   Total.........................................           21,080             100.0
                                                                            ======             =====

______________

(a) Twenty-four natural gas units are capable of operating on fuel oil for short periods when gas supplies are interrupted or curtailed. In addition, five natural gas units are capable of operating on fuel oil for extended periods. This includes ten 2MW diesel engine driven generators.
(b) Natural gas units leased and operated by TXU Electric. Such units are capable of operating on fuel oil for extended periods.
(c) TXU Electric has announced plans to sell 17 natural gas-fired units at six plants with an aggregate net generating capability of 3,116 MW.

Item 3.  LEGAL PROCEEDINGS

   TXU Electric is party to lawsuits arising in the ordinary course of its business. TXU Electric believes, based on its current knowledge and the advice of counsel, that the ultimate resolution of all such lawsuits and resulting claims would not have a material adverse effect on its financial position, results of operations or cash flows.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   None.

                                    PART II

Item 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS

   All of TXU Electric's common stock is owned by TXU Corp. Reference is made to Note 8 to Financial Statements regarding limitations upon payment of dividends on common stock of TXU Electric.

Item 6.   SELECTED FINANCIAL DATA

   The information required hereunder for TXU Electric is set forth under Selected Financial Data included in Appendix A to this report.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   The information required hereunder for TXU Electric is set forth under Management's Discussion and Analysis of Financial Condition and Results of Operations included in Appendix A to this report.

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   The information required hereunder for TXU Electric is set forth in Management's Discussion and Analysis of Financial Condition and Results of Operations included in Appendix A to this report.

Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

   The information required hereunder for TXU Electric is set forth under Statement of Responsibility, Independent Auditors' Report, Statements of Consolidated Income, Statements of Consolidated Comprehensive Income, Statements of Consolidated Cash Flows, Consolidated Balance Sheets, Statements of Consolidated Common Stock Equity and Notes to Financial Statements included in Appendix A to this report.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   None.

                                   PART III



Item 10.   DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

   Identification of Directors, business experience and other directorships:

                                       Other Positions and
                                      Offices Presently Held       Date First Elected as        Present Principal Occupation or
                                         With TXU Electric               Director                  Employment and Principal
                                       (Current Term Expires       (Current Term Expires       Business (Preceding Five Years),
  Name of Director        Age             in May, 2000)                in May, 2000)                  Other Directorships
---------------------     ---      ---------------------------     ---------------------     ------------------------------------
T. L. Baker               54           President, Electric           February 20, 1987       President, Electric Service Division
                                        Service Division                                         of TXU Electric, TXU Gas
                                                                                                 Distribution and TXU SESCO;
                                                                                                 prior thereto, Executive Vice
                                                                                                 President of TXU Electric; prior
                                                                                                 thereto, Senior Vice President of
                                                                                                 TXU Electric.

David W. Biegler          53           President and Chief            August 29, 1997        President and Chief Operating Officer
                                       Operating Officer                                         of TXU Corp., TXU Electric and
                                                                                                 TXU Gas; prior thereto, Chairman,
                                                                                                 President and Chief Executive
                                                                                                 Officer of  TXU Gas; other
                                                                                                 directorships: TXU Gas, Chase
                                                                                                 Bank of Texas N.A. and Trinity
                                                                                                 Industries, Inc. (railcars,
                                                                                                 construction materials and
                                                                                                 industrial equipment).

Barbara B. Curry          45                  None                    August 29, 1997        Executive Vice President of TXU
                                                                                                 Business Services; prior thereto,
                                                                                                 Vice President of TXU Business
                                                                                                 Services and, prior thereto,
                                                                                                 Assistant to the Chairman of TXU
                                                                                                 Corp.; other directorship: TXU
                                                                                                 Gas.

M. S. Greene              54         President, Transmission           May 27, 1997          President, Transmission Division of
                                            Division                                             TXU Electric; prior thereto,
                                                                                                 Executive Vice President of TXU
                                                                                                 Fuel and TXU Mining.

Michael J. McNally        45                  None                   February 16, 1996       Executive Vice President and
                                                                                                 Chief Financial Officer of TXU
                                                                                                 Corp.; prior thereto President,
                                                                                                 Transmission Division of TXU
                                                                                                 Electric; prior thereto, Principal
                                                                                                 of Enron Development Corporation;
                                                                                                 prior thereto, Managing Director of
                                                                                                 Enron Capital and Trade
                                                                                                 Resources; other directorship: TXU
                                                                                                 Gas.

                                       Other Positions and
                                      Offices Presently Held       Date First Elected as        Present Principal Occupation or
                                         With TXU Electric               Director                  Employment and Principal
                                       (Current Term Expires       (Current Term Expires       Business (Preceding Five Years),
  Name of Director        Age             in May, 2000)                in May, 2000)                  Other Directorships
---------------------     ---      ---------------------------     ---------------------     ------------------------------------
Erle Nye                  62        Chairman of the Board and        September 17, 1982      Chairman of the Board and Chief
                                        Chief Executive                                          Executive of TXU Corp., TXU
                                                                                                 Electric and TXU Gas; prior
                                                                                                 thereto, President and Chief
                                                                                                 Executive of TXU Corp. and
                                                                                                 Chairman of the Board and Chief
                                                                                                 Executive of TXU Electric; other
                                                                                                 directorships: TXU Corp., TXU
                                                                                                 Gas and TXU Europe Limited.

W. M. Taylor              57          President, Generation             May 20, 1986         President, Generation Division of TXU
                                            Division                                             Electric and Executive Vice
                                                                                                 President of TXU Mining; prior
                                                                                                 thereto, Executive Vice President
                                                                                                 of TXU Electric.

Directors of TXU Electric receive no compensation in their capacity as Directors of TXU Electric.


Identification of Executive Officers and business experience:

                                     Positions and Offices         Date First Elected to
                                    Presently Held (Current           Present Offices
                                         Term Expires              (Current Term Expires        Business Experience
 Name of Officer          Age            in May, 2000)                in May, 2000)            (Preceding Five Years)
----------------          ---      -------------------------       ---------------------     -------------------------
Erle Nye                  62       Chairman of the Board and          February 20, 1987      Chairman of the Board and Chief
                                       Chief Executive                                           Executive of TXU Corp., TXU
                                                                                                 Electric and TXU Gas; prior
                                                                                                 thereto, President and Chief
                                                                                                 Executive of TXU Corp. and
                                                                                                 Chairman of the Board and Chief
                                                                                                 Executive of TXU Electric.

David W. Biegler          53          President and Chief              January 1, 1998       President and Chief Operating Officer
                                      Operating Officer                                          of TXU Corp., TXU Electric and
                                                                                                 TXU Gas; prior thereto Chairman,
                                                                                                 President and Chief Executive
                                                                                                 Officer of TXU Gas.

T. L. Baker               54          President, Electric             February 16, 1996      President, Electric Service Division
                                       Service Division                                          of TXU Electric, TXU Gas
                                                                                                 Distribution and TXU SESCO;
                                                                                                 prior thereto, Executive Vice
                                                                                                 President of TXU Electric; prior
                                                                                                 thereto, Senior Vice President of
                                                                                                 TXU Electric.

M. S. Greene              54        President, Transmission              May 27, 1997        President, Transmission Division of
                                           Division                                              TXU Electric; prior thereto,
                                                                                                 Executive Vice President of TXU
                                                                                                 Fuel and TXU Mining.

W. M. Taylor              57         President, Generation            February 16, 1996      President, Generation Division of TXU
                                           Division                                              Electric and Executive Vice
                                                                                                 President of TXU Mining; prior
                                                                                                 thereto, Executive Vice President
                                                                                                 of TXU Electric.

There is no family relationship between any of the above-named Directors and Executive Officers.


            SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

All required reports relating to changes in beneficial ownership of shares of TXU Electric have been timely filed.



Item 11.   EXECUTIVE COMPENSATION

  TXU Electric and its affiliates have paid or awarded compensation during the last three calendar years to the following Executive Officers for services in all capacities:

                           SUMMARY COMPENSATION TABLE

                                                                      Long-Term Compensation (4)
                                                                 ----------------------------------
                                        Annual Compensation             Awards              Payouts
                                  -----------------------------  ---------------------      -------
                                                        Other     Restricted   Securities             All Other
                                                        Annual      Stock      Underlying    LTIP      Compen-
        Name and                  Salary     Bonus     Compen-      Awards      Options/    Payouts     sation
   Principal Position       Year   ($)      ($) (3)   sation ($)     ($)        SARs (#)      ($)      ($) (5)
   ------------------       ----  -------   -------   ---------   ----------   ----------   -------   ---------
Erle Nye, (1).............  1999  908,333   475,000       -          688,750        -        61,016     184,892
Chairman of the Board       1998  818,750   350,000       -          541,250        -        19,674     156,906
 and Chief Executive        1997  760,417   325,000       -          499,375        -        23,928     143,963

David W. Biegler, (2).....  1999  641,667   164,000       -          310,250        -             0      81,509
President and Chief         1998  617,500   102,500       -          244,250        -             0     174,208
 Operating Officer          1997  245,833         0       -               0         -             0           0

W. M. Taylor,.............  1999  375,000    98,500       -          184,000        -        24,969      70,720
President, Generation       1998  360,500    75,000       -          157,800        -         7,733      63,421
 Division                   1997  339,583    83,000       -          161,750        -         9,343      59,948

T. L. Baker,..............  1999  355,833   116,000       -          199,250        -        23,467      71,675
President, Electric         1998  323,083    60,000       -          135,600        -         8,212      62,011
 Service Division           1997  294,583    71,000       -          139,625        -        10,619      56,603

M. S. Greene,.............  1999  255,833    63,500       -          122,200        -        18,304      51,454
President, Transmission     1998  245,833    50,000       -          106,250        -         5,645      45,875
 Division                   1997  233,750    53,000       -          107,000        -         6,609      40,668

_______________

(1) Amounts reported in the table for Mr. Nye consist entirely of compensation paid by TXU Corp.

(2) Mr. Biegler was elected to his current position with TXU Electric effective January 1, 1998; compensation amounts represent compensation paid by TXU Corp.

(3) Amounts reported as Bonus in the Summary Compensation Table are attributable to the named officer's participation in the Annual Incentive Plan (AIP). Elected corporate officers of TXU Corp. and its participating subsidiaries with a title of Vice President or above are eligible to participate in the AIP. Under the terms of the AIP, target incentive awards ranging from 40% to 75% of base salary, and a maximum award of 100% of base salary, are established. The percentage of the target or the maximum actually awarded, if any, is dependent upon the attainment of per share net income goals established in advance by the

    Organization and Compensation Committee (Committee) as well as the Committee's evaluation of the participant's and TXU Corp.'s performance. One-half of each such award is paid in cash and is reflected as Bonus in the Summary Compensation Table. Payment of the remainder of the award is deferred under the Deferred and Incentive Compensation Plan (DICP) discussed hereinafter in footnote (4).

(4) Amounts reported as Long-Term Compensation in the Summary Compensation Table are attributable to the named officer's participation in the DICP. Elected corporate officers of TXU Corp. and its participating subsidiaries with the title of Vice President or above are eligible to participate in the DICP. Participants in the DICP may defer a percentage of their base salary not to exceed a maximum percentage determined by the Committee for each Plan year and in any event not to exceed 15% of the participant's base salary. Salary deferred under the DICP is included in amounts reported as Salary in the Summary Compensation Table. TXU Corp. makes a matching award (Matching Award) equal to 150% of the participant's deferred salary. In addition, one-half of any AIP award (Incentive Award) is deferred and invested under the DICP. The Matching Awards and Incentive Awards are subject to forfeiture under certain circumstances. Under the DICP, a trustee purchases TXU Corp. common stock with an amount of cash equal to each participant's deferred salary, Matching Award and Incentive Award, and accounts are established for each participant containing performance units (Units) equal to such number of common shares. DICP investments, including reinvested dividends, are restricted to TXU Corp. common stock. On the expiration of the applicable maturity period (three years for the Incentive Awards and five years for deferred salary and Matching Awards), the values of the participant's accounts are paid in cash based upon the then current value of the Units; provided, however, that in no event will a participant's account be deemed to have a cash value which is less than the sum of such participant's deferred salary together with a 6% per annum interest compounded annually. The maturity period is waived if the participant dies or becomes totally and permanently disabled and may be extended under certain circumstances.

    Incentive Awards and Matching Awards that have been made under the DICP are included under Restricted Stock Awards in the Summary Compensation Table for each of the last three years. As a result of these awards, undistributed Incentive Awards and Matching Awards made under the DICP in prior years, and dividends reinvested thereon, the number and market value of such Units at December 31, 1999 (each of which is equal to one share of common stock) held in the DICP accounts for Messrs. Nye, Biegler, Taylor, Baker and Greene were 55,941 ($1,989,402), 13,782 ($490,122), 17,715 ($629,990), 16,358 ($581,731)
    and 11,968 ($425,612), respectively.

    The Long-Term Incentive Compensation Plan (LTICP) is a comprehensive, stock-based incentive compensation plan providing for discretionary grants of common stock-based awards, including restricted stock. Outstanding awards to named executive officers vest over a three year period and such executive officers may earn from 0% to 200% of the number of shares awarded based on TXU Corp.'s total return to shareholders over this three year period compared to the total return provided by the companies comprising the Standard & Poor's Electric Utility Index. Dividends are paid and reinvested on stock awards at the same rate as dividends on TXU Corp.'s common stock. As a result of restricted stock awards under the LTICP, and reinvested dividends, the number of shares of restricted stock and the value of such shares at December 31, 1999 held for Messrs. Nye, Biegler, Taylor, Baker and Greene were 90,227 ($3,208,698), 17,875 ($635,680), 16,124 ($573,410),
    20,359 ($724,017), and 3,088 ($109,817), respectively.

    Salary deferred under the DICP is included in amounts reported as Salary in the Summary Compensation Table. Amounts shown in the table below represent the number of shares purchased under the DICP with these deferred salaries for 1999 and the number of shares awarded under the LTICP:

            LONG-TERM INCENTIVE PLANS - AWARDS IN LAST FISCAL YEAR

                             Deferred and Incentive
                                Compensation Plan                  Long-Term Incentive Compensation Plan
                          -----------------------------  ----------------------------------------------------------
                            Number of    Performance or                  Performance or
                             Shares,      Other Period     Number of      Other Period    Estimated Future Payouts
                            Units or         Until       Shares, Units       Until       --------------------------
                          Other Rights     Maturation       or Other     Maturation or     Minimum       Maximum
            Name               (#)         or Payout       Rights (#)        Payout          (#)           (#)
            ----          -------------  --------------  --------------  --------------  -----------   ------------
     Erle Nye...........         3,417      5 Years             40,000      3 Years           0              80,000
     David W. Biegler...         2,337      5 Years             10,000      3 Years           0              20,000
     W. M. Taylor.......         1,366      5 Years              7,000      3 Years           0              14,000
     T. L. Baker........         1,330      5 Years             10,000      3 Years           0              20,000
     M. S. Greene.......           935      5 Years              3,000      3 Years           0               6,000

    The amounts reported under LTICP Payouts in the Summary Compensation Table represent payouts maturing during such years of earnings on deferred salary under the DICP in prior years.

(5) Amounts reported as All Other Compensation in the Summary Compensation Table are attributable to the named officer's participation in certain plans and as otherwise described hereinafter in this footnote.

    Employees of TXU Corp. and its participating subsidiaries are eligible to participate in the Employees' Thrift Plan of the Texas Utilities Company System (Thrift Plan), except for employees who, as of the last pay period in 1997, were on the payroll of ENSERCH Corporation (predecessor by name change to TXU Gas) or a subsidiary of TXU Gas who, with certain exceptions, are eligible to participate in the ENSERCH Corporation Employee Stock Purchase and Savings Plan (ENSAVE Plan). Under the Thrift Plan and the ENSAVE Plan participants may invest up to 16% of their regular salary or wages in common stock of TXU Corp., or in a variety of selected mutual funds. The participant's employer matches a portion of the participant's contributions in an amount equal to 40%, 50% or 60% (depending on the participant's length of service) of the first 6% of such participant's contributions. All matching amounts are invested in common stock of TXU Corp. The amounts reported under All Other Compensation in the Summary Compensation Table include these matching amounts which, for Messrs. Nye, Biegler, Taylor, Baker and Greene amounted to $5,760, $5,760, $5,760, $5,760 and $5,760, respectively, during 1999.

    TXU Corp. has a Salary Deferral Program (Program) under which each employee of TXU Corp. and its participating subsidiaries whose annual salary is equal to or greater than an amount established under the Program ($97,910 for the Program Year beginning April 1, 1999) may elect to defer a percentage of annual base salary, or any bonus or other special cash compensation for a period of seven years, for a period ending with the retirement of such employee, or for a combination thereof. Effective with the Program Year beginning April 1, 1998, such deferrals may be up to a maximum of 50% of the employee's annual salary and/or 100% of the employee's bonus or other special cash compensation. TXU Corp. makes a matching award, subject to forfeiture under certain circumstances, equal to 100% of up to the first 8% of salary deferred under the Program. Prior to April 1, 1998, deferrals under the Program were limited to up to 10% of the employee's salary and TXU Corp. made a matching award equal to 100% of the employee's salary deferral. Salary and bonuses deferred under the Program are included in amounts reported under Salary and Bonus, respectively, in the Summary Compensation Table. Deferrals made after April 1, 1998, are credited with earnings or losses based on the performance of investment alternatives selected by each participant. Deferrals made prior to April 1, 1998, are, at the end of the applicable maturity period, credited with the greater of the actual earnings of the Program assets, or the average yield during the applicable maturity period of U.S. Treasury Notes having a maturity of ten years. At the end of the applicable maturity period, the trustee for the Program distributes the deferrals and the applicable earnings in cash. The distribution is in a lump sum if the applicable maturity period is seven years. If the retirement option is elected, the distribution is made in twenty annual installments. Individuals who were participating in the Program on

    March 31, 1998, were given a one time opportunity to elect (1) to continue to have the provisions of the Program relating to permitted deferrals, matching awards, investments and calculation of earnings in effect prior to April 1, 1998, apply to their future Program participation; or (2) to have the Program provisions relating to investments and calculation of earnings apply to their entire Program account, including deferrals and matching contributions which had been made prior to April 1, 1998. TXU Corp. is financing the retirement portion of the Program through the purchase of corporate-owned life insurance on the lives of the participants. The proceeds from such insurance are expected to allow TXU Corp. to fully recover the cost of the retirement option. During 1999, matching awards, which are included under All Other Compensation in the Summary Compensation Table, were made for Messrs. Nye, Biegler, Taylor, Baker and Greene in the amounts of $72,667, $51,333, $30,000, $28,467 and $25,583, respectively.

    Under TXU Corp.'s Split-Dollar Life Insurance Program (Insurance Program), split-dollar life insurance policies are purchased for elected corporate officers of TXU Corp. and its participating subsidiaries with a title of Vice President or above, with a death benefit equal to four times their annual Insurance Program compensation. New participants vest in the policies issued under the Insurance Program over a six year period. TXU Corp. pays the premiums for these policies and has received a collateral assignment of the policies equal in value to the sum of all of its insurance premium payments. Although the Insurance Program is terminable at any time, it is designed so that if it is continued, TXU Corp. will fully recover all of the insurance premium payments it has made either upon the death of the participant or, if the assumptions made as to policy yield are realized, upon the later of fifteen years of participation or the participant's attainment of age sixty-five. During 1999, the economic benefit derived by Messrs. Nye, Biegler, Taylor, Baker and Greene from the term insurance coverage provided and the interest foregone on the remainder of the insurance premiums paid by TXU Corp. amounted to $106,465, $24,416, $34,960, $37,448 and $20,111, respectively.

    As a part of the acquisition of TXU Gas, options to purchase the common stock of TXU Gas which had been granted to various employees of TXU Gas were converted into options to acquire common shares of TXU Corp. The table below shows, for each of the named officers, the information specified with respect to exercised, exercisable and unexercisable options under all existing stock option plans, converted into shares of TXU Corp.'s common stock into which such options became exercisable at the time of the TXU Gas acquisition.

                AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR

                                                Number of Securities        Value of Unexercised
                                               Underlying Unexercised           In-the-Money
                       Shares                        Options at                  Options at
                    Acquired on     Value        December 31, 1999           December 31, 1999
                      Exercise    Realized              (#)                         ($)
                                             --------------------------  --------------------------
       Name             (#)          ($)     Exercisable  Unexercisable  Exercisable  Unexercisable
       ----         ------------  ---------  -----------  -------------  -----------  -------------
Erle Nye..........       0            0            0              0            0              0
David W. Biegler..       0            0         129,778           0        1,463,332          0
W. M. Taylor......       0            0            0              0            0              0
T. L. Baker.......       0            0            0              0            0              0
M. S. Greene......       0            0            0              0            0              0

    TXU Corp. and its subsidiaries maintain retirement plans (TU Retirement
Plan) which are qualified under applicable provisions of the Internal Revenue Code of 1986, as amended (Code). Annual retirement benefits under the traditional defined benefit formula of the TU Retirement Plan, which applied to each of the named officers, are computed as follows: for each year of accredited service up to a total of 40 years, 1.3% of the first $7,800, plus 1.5% of the excess over $7,800, of the participant's average annual earnings during his or her three years of highest earnings. Amounts reported under Salary for the named officers in the Summary Compensation Table approximate earnings as defined by the TU Retirement Plan without regard to any limitations imposed by the Code. Benefits paid under the TU Retirement Plan are not subject to any reduction for Social Security payments but are limited by provisions of the Code. As of February 29, 2000, years of accredited service under the TU Retirement Plan for Messrs. Nye, Biegler, Taylor, Baker and Greene were 37, 2, 32, 29 and 29, respectively.

                      TEXAS UTILITIES PENSION PLAN TABLE

                                     Years of Service
                  ------------------------------------------------------------------

REMUNERATION           20            25           30            35            40
------------      ----------     --------     --------     ----------     ----------
  $   50,000        $ 14,688     $ 18,360     $ 22,032     $   25,704     $   29,376
     100,000          29,688       37,110       44,532         51,954         59,376
     200,000          59,688       74,610       89,532        104,454        119,376
     400,000         119,688      149,610      179,532        209,454        239,376
     800,000         239,688      299,610      359,532        419,454        479,376
   1,000,000         299,688      374,610      449,532        524,454        599,376
   1,400,000         419,688      524,610      629,532        734,454        839,376
   1,800,000         539,688      674,610      809,532        944,454      1,079,376
   2,000,000         599,688      749,610      899,532      1,049,454      1,199,376

     Before the TXU Gas acquisition, Mr. Biegler earned retirement benefits under the Retirement and Death Benefit Program of 1969 of ENSERCH Corporation and Participating Subsidiary Companies (ENSERCH Retirement Plan) which was merged into, and became a part of, the TU Retirement Plan effective December 31, 1997. In connection with this plan merger, the TU Retirement Plan was amended to provide that the retirement benefit of employees who were employed by TXU Gas or one of its subsidiaries participating in the ENSERCH Retirement Plan on August 5, 1997, and as of the last full pay period of 1997, will equal the sum of (1) their accrued benefit under the ENSERCH Retirement Plan through the last pay period of 1997 and (2) their accrued benefit under the TU Retirement Plan beginning with the first pay period of 1998; provided that the aggregate retirement benefit earned under the traditional defined benefit plan formula of the plans can be no less than the retirement benefit which would have been earned had all service under the traditional defined benefit formula been under the ENSERCH Retirement Plan. Mr. Biegler, whose employment with TXU Corp. began August 5, 1997, is treated in a similar manner. Amounts reported for Mr. Biegler under Salary and Bonus in the Summary Compensation Table approximate earnings as defined by the ENSERCH Retirement Plan without regard to any limitations imposed by the Code. Benefits paid under the ENSERCH Retirement Plan are not subject to any reduction for Social Security payments but are limited by provisions of the Code. As of February 28, 1999, Mr. Biegler had 29 years of accredited service under the ENSERCH Retirement Plan and 2 years of accredited service under the TU Retirement Plan.

                          ENSERCH PENSION PLAN TABLE

                                        Years of Service
                  --------------------------------------------------------------------------------------

REMUNERATION         20            25             30              35              40              45
------------      --------      --------      ----------      ----------      ----------      ----------
  $   50,000      $ 12,541      $ 15,676      $   18,812      $   21,947      $   23,197      $   24,447
     100,000        30,041        37,551          45,062          52,572          55,072          57,572
     200,000        65,041        81,301          97,562         113,822         118,822         123,822
     400,000       135,041       168,801         202,562         236,322         246,322         256,322
     800,000       275,041       343,801         412,562         481,322         501,322         521,322
   1,000,000       345,041       431,301         517,562         603,822         628,822         653,822
   1,400,000       485,041       606,301         727,562         848,822         883,822         918,822
   1,800,000       625,041       781,301         937,562       1,093,822       1,138,822       1,183,822
   2,000,000       695,041       868,801       1,042,562       1,216,322       1,266,322       1,316,322

    TXU Corp.'s supplemental retirement plans (Supplemental Plan) provide for the payment of retirement benefits which would otherwise be limited by the Code or the definition of earnings in the TU Retirement Plan or the ENSERCH Retirement Plan, as applicable. Under the Supplemental Plan, retirement benefits are calculated in accordance with the same formula used under the applicable qualified plan, except that, with respect to calculating the portion of the Supplemental Plan benefit attributable to service under the TU Retirement Plan, earnings also include AIP awards (50% of the AIP award is reported under Bonus for the named officers in the Summary Compensation Table). The tables set forth above illustrate the total annual benefit payable at retirement under the TU Retirement Plan and the ENSERCH Retirement Plan, respectively, inclusive of benefits payable under the Supplemental Plan, prior to any reduction for a contingent beneficiary option which may be selected by participants.



    The following report and performance graph are presented herein for information purposes only. This information is not required to be included herein and shall not be deemed to form a part of this report to be "filed" with the Securities and Exchange Commission. The report set forth hereinafter is the report of the Organization and Compensation Committee of the Board of Directors of TXU Corp. and is illustrative of the methodology utilized in establishing the compensation of executive officers of TXU Corp. and TXU Electric. References in the report to the "Company" are references to TXU Corp.

                ORGANIZATION AND COMPENSATION COMMITTEE REPORT
                           ON EXECUTIVE COMPENSATION

    The Organization and Compensation Committee of the Board of Directors (Committee) is responsible for reviewing and establishing the compensation of the executive officers of the Company. The Committee consists of all of the nonemployee directors of the Company and is chaired by James A. Middleton. The Committee has directed the preparation of this report and has approved its contents and submission to the shareholders.

    As a matter of policy, the Committee believes that levels of executive compensation should be based upon an evaluation of the performance of the Company and its officers generally, as well as in comparison to persons with comparable responsibilities in similar business enterprises. Compensation plans should align executive compensation with returns to shareholders with due consideration accorded to balancing both long-term and short-term objectives. The overall compensation program should provide for an appropriate and competitive balance between base salaries and performance-based annual and long-term incentives. The Committee has determined that, as a matter of policy to be implemented over time, the base salaries of the officers will be established at the median, or 50th percentile, of the top ten electric utilities in the United States and that opportunities for total direct compensation (defined as the sum of base salaries, annual incentives and long-term incentives) to reach the 75th percentile, or above, of such utilities will be provided through performance-based compensation plans. Such compensation principles and practices have allowed, and should continue to allow, the Company to attract, retain and motivate its key executives.

    In furtherance of these policies, a nationally recognized compensation consultant has been retained since 1994 to assist the Committee in its periodic reviews of compensation and benefits provided to officers. The consultant's evaluations include comparisons to the largest utilities as well as to general industry with respect both to the level and composition of officers' compensation. The consultant's recommendations including the Annual Incentive Plan, the Long-Term Incentive Compensation Plan and certain benefit changes have generally been implemented. The Annual Incentive Plan, which was first approved by the shareholders in 1995 and is being resubmitted this year, is generally referred to as the AIP and is described in this report, in footnote 3 to the Summary Compensation Table. The Long-Term Incentive Compensation Plan, referred to as the Long-Term Plan or LTICP, was approved by the shareholders in 1997 and is described in this report as well as in footnote 4 to the Summary Compensation Table.

    The compensation of the officers of the Company consists principally of base salaries, the opportunity to participate in the Deferred and Incentive Compensation Plan (referred to as the DICP and described in footnote 4 to the Summary Compensation Table), the opportunity to earn an incentive award under the AIP and, in certain instances, awards of performance-based restricted shares under the Long-Term Plan. The value of future payments under the DICP, as well as the value of the deferred portion of any award under the AIP and the value of any awards of performance-based restricted shares under the Long-Term Plan, is directly related to the future performance of the Company's common stock. It is anticipated that performance-based incentive awards under the AIP and the Long-Term Plan, will, in future years, continue to constitute a substantial percentage of the officers' total compensation.

    Certain of the Company's business units have developed separate annual and long-term incentive compensation plans. Those plans focus on the results achieved by those individual business units and the compensation opportunities provided by those plans are considered to be competitive in the markets in which those units compete. Generally, officers may not participate in both the traditional incentive compensation plans as discussed herein and the business unit plans. None of the named officers participate in the individual business unit plans.

    The AIP is administered by the Committee and provides an objective framework within which annual Company and individual performance can be evaluated by the Committee. Depending on the results of such performance evaluations, and the attainment of the per share net income goals established in advance, the

Committee may provide annual incentive compensation awards to eligible officers. The evaluation of each individual participant's performance is based upon the attainment of individual and business unit objectives. The Company's performance is evaluated, compared to the ten largest electric utilities and/or the electric utility industry, based upon its total return to shareholders and return on invested capital, as well as other measures relating to competitiveness, service quality and employee safety. The combination of individual and Company performance results, together with the Committee's evaluation of the competitive level of compensation which is appropriate for such results, determines the amount, if any, actually awarded.

    As required by Section 162(m) of the Internal Revenue Code relating to the deductibility of compensation, the AIP is being submitted for reapproval by the shareholders. Detailed information concerning the proposal to reapprove the AIP is contained in the Company's proxy statement. It is important to note that the principal terms of the plan will remain unchanged. The reapproval is being requested simply to comply with the Internal Revenue Code. The Committee believes that the AIP is an important and appropriate component of officers' compensation and recommends that the shareholders vote in favor of reapproval.

    The Long-Term Plan, which is also administered by the Committee, is a comprehensive stock-based incentive compensation plan under which all awards are made in, or based on the value of, the Company's common stock. The Long-Term Plan provides that, in the discretion of the Committee, awards may be in the form of stock options, stock appreciation rights, performance and/or restricted stock or stock units or in any other stock-based form. The purpose of the Long-Term Plan is to provide performance-related incentives linked to long-term performance goals. Such performance goals may be based on individual performance and/or may include criteria such as absolute or relative levels of total shareholder return, revenues, sales, net income or net worth of the Company, any of its subsidiaries, business units or other areas, all as the Committee may determine. Awards under the Long-Term Plan are expected to constitute the principal long-term component of officers' compensation.

    In establishing levels of executive compensation at its May 1999 meeting, the Committee reviewed various performance and compensation data, including the performance measures under the AIP and the report of its compensation consultant. Information was also gathered from industry sources and other published and private materials which provided a basis for comparing the largest electric and gas utilities and other survey groups representing a large variety of business organizations. Included in the data considered were the comparative returns provided by the largest electric and gas utilities as represented by the returns of the Standard & Poor's Electric Utility Index which are reflected in the graph herein. Compensation amounts were established by the Committee based upon its consideration of the above comparative data and its subjective evaluation of Company and individual performance at levels consistent with the Committee's policy relating to total direct compensation.

    At its meeting in May 1999, the Committee provided awards of performance-based restricted stock under the Long-Term Plan to certain officers, including the Chief Executive. The future value of those awards will be determined by the Company's total return to shareholders over a three year period compared to the total return for that period of the companies comprising the Standard & Poor's Electric Utility Index. Depending upon the Company's relative return for such period, the officers may earn from 0% to 200% of the original award and their compensation is, thereby, directly related to shareholder value. Awards granted in May 1999 contemplate that 200% of the original award will be provided if the Company's total return is in the 81st percentile or above of the returns of the companies comprising the Standard & Poor's Electric Utility Index and that such percentage of the original award will be reduced as the Company's return compared to the Index declines so that 0% of the original award will be provided if the Company's return is in the 40th percentile or below of returns provided by the companies comprising the Index. These awards, and any awards that may be made in the future, are based upon the Committee's evaluation of the appropriate level of long-term compensation consistent with its policy relating to total direct compensation.

    In May 1999, the Committee increased Mr. Nye's base salary as Chief Executive to an annual rate of $950,000 representing a $100,000 or 11.8% increase over the amount established for Mr. Nye in May of 1998. Based upon the Committee's evaluation of individual and Company performance, as called for by the AIP, the Committee also provided Mr. Nye with an AIP award of $950,000 compared to the prior year's award of $700,000.

The Committee also awarded 40,000 shares of performance-based restricted stock to Mr. Nye. Under the terms of the award, Mr. Nye can earn from 0% to 200% of the award depending on the Company's total return to shareholders over a three-year period (April 1, 1999 through March 31, 2002) compared to the total return provided by the companies comprising the Standard & Poor's Electric Utility Index. This level of compensation was established based upon the Committee's subjective evaluation of the information described in this report.

    In discharging its responsibilities with respect to establishing executive compensation, the Committee normally considers such matters at its May meeting held in conjunction with the Annual Meeting of Shareholders. Although Company management may be present during Committee discussions of officers' compensation, Committee decisions with respect to the compensation of the Chairman of the Board and Chief Executive and the President are reached in private session without the presence of any member of Company management.

    As noted, Section 162(m) of the Code limits the deductibility of compensation which a publicly traded corporation provides to its most highly compensated officers. As a general policy, the Company does not intend to provide compensation which is not deductible for federal income tax purposes. Awards under the AIP in 1996 and subsequent years have been fully deductible and, assuming shareholder reapproval of the plan, are expected to continue to be deductible. Awards under the Long-Term Plan are expected to be fully deductible, and the DICP and the Salary Deferral Program have been amended to require the deferral of distributions of amounts earned in 1995 and subsequent years until the time when such amounts would be deductible. Awards provided under the AIP in 1995 and distributions under the DICP and the Salary Deferral Program which were earned in plan years prior to 1995, may not be fully deductible but such amounts are not expected to be material.


                    Organization and Compensation Committee

              James A. Middleton, Chair              Margaret N. Maxey
              Derek C. Bonham                        J. E. Oesterreicher
              William M. Griffin                     Charles R. Perry
              Kerney Laday                           Herbert H. Richardson

                               PERFORMANCE GRAPH

    The following graph compares the performance of the Company's common stock to the S&P 500 Index and S&P Electric Utility Index for the last five years.
The graph assumes the investment of $100 at December 31, 1994 and that all dividends were reinvested. The amount of the investment at the end of each year is shown in the graph and in the table which follows.

                            Cumulative Total Returns
                       for the Five Years Ended 12/31/99


                             [GRAPH APPEARS HERE]

                                    ----------------------------------
                                    1994  1995  1996  1997  1998  1999
----------------------------------------------------------------------
Texas Utilities  .................   100   139   145   156   185   150
----------------------------------------------------------------------
S&P 500 Index.....................   100   138   169   226   290   351
----------------------------------------------------------------------
S&P Electric Utility Index........   100   131   131   165   190   154
----------------------------------------------------------------------

Item 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security ownership of certain beneficial owners at March 6, 2000:

                                                  Amount and Nature
                           Name and Address         of Beneficial
   Title of Class         of Beneficial Owner         Ownership         Percent of Class
   --------------         -------------------    -------------------    -----------------
    Common stock,       Texas Utilities Company   101,249,700 shares          100.0%
  without par value,         Energy Plaza         sole voting and
   of TXU Electric         1601 Bryan Street      investment power
                          Dallas, Texas 75201

Security ownership of management at March 6, 2000:

     The following lists the common stock of TXU Corp. owned by the Directors and Executive Officers of TXU Electric. The named individuals have sole voting and investment power for the shares of common stock reported. Ownership of such common stock by the Directors and Executive Officers, individually and as a group, constituted less than 1% of the outstanding shares at March 6, 2000. None of the named individuals own any of the preferred stock of TXU Electric or the preferred securities of any subsidiaries of TXU Electric.

                                                   Number of Shares
                               ----------------------------------------------------------

            Name               Beneficially Owned        Deferred Plan (1)         Total
            ----               -------------------       -----------------         -----
T. L. Baker..................         24,755                   23,235              47,990
David W. Biegler.............        163,963 (2)               18,886             182,849
Barbara B. Curry.............          5,991                    9,423              15,414
M. S. Greene.................          5,061                   17,223              22,284
Michael J. McNally...........         51,809                   23,431              75,240
Erle Nye.....................        127,727                   73,869             201,596
W. M. Taylor.................         29,107                   25,303              54,410
                                     -------                  -------             -------
All Directors and Executive
Officers as  a group (7)....         408,413                  191,370             599,783
                                     =======                  =======             =======

_________________

(1) Share units held in deferred compensation accounts under the Deferred and Incentive Compensation Plan. Although this plan allows such units to be paid only in the form of cash, investments in such units create essentially the same investment stake in the performance of TXU Corp.'s common stock as do investments in actual shares of common stock.

(2) Shares reported include 129,778 shares subject to stock options exercisable within six months of the record date.

Item 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    None.

                                    PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

                                                                                                  Page
                                                                                                  ----
(a)  Documents filed as part of this Report:

     Financial Statements (included in Appendix A to this report):

          Selected Financial Data - Consolidated Financial and Operating Statistics............   A-2
          Management's Discussion and Analysis of Financial Condition
            and Results of Operations..........................................................   A-4
          Statement of Responsibility..........................................................   A-11
          Independent Auditors' Report.........................................................   A-12

          Statements of Consolidated Income for each of the three years in the
            period ended December 31, 1999.....................................................   A-13
          Statements of Consolidated Comprehensive Income for each of the
            three years in the period ended December 31, 1999..................................   A-13
          Statements of Consolidated Cash Flows for each of the three years in
            the period ended December 31, 1999.................................................   A-14
          Consolidated Balance Sheets, December 31, 1999 and 1998..............................   A-15
          Statements of Consolidated Common Stock Equity for each of the three years in
            the period ended December 31, 1999.................................................   A-17
          Notes to Financial Statements........................................................   A-18


     The consolidated financial statement schedules are omitted because of the absence of the conditions under which they are required or because the required information is included in the consolidated financial statements or notes thereto.

(b)  Reports on Form 8-K:

     Reports on Form 8-K filed since September 30, 1999, are as follows:

     Date of Report                Item Reported
     --------------                -------------

     October 5, 1999               Item 5. Other Events

     October 22, 1999              Item 5. Other Events

     March 13, 2000                Item 5. Other Events

(c)  Exhibits:

     Included in Appendix B to this report.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, TXU Electric Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   TXU ELECTRIC COMPANY


Date:   March 17, 2000             By:                /s/ ERLE NYE
                                       -----------------------------------------
                                         (Erle Nye, Chairman of the Board and
                                                   Chief Executive)


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of TXU Electric Company and in the capacities and on the date indicated.

                       Signature                                    Title                               Date
                       ---------                                    -----                               ----
/s/                   ERLE NYE                                Principal Executive
--------------------------------------------------------
  (Erle Nye, Chairman of the Board and Chief Executive)       Officer

/s/                  KIRK R. OLIVER                           Principal Financial
--------------------------------------------------------
   (Kirk R. Oliver, Treasurer and Assistant Secretary)        Officer

/s/                JERRY W. PINKERTON                         Principal Accounting Officer
--------------------------------------------------------
            (Jerry W. Pinkerton, Controller)

/s/                    T. L. BAKER                            Director
--------------------------------------------------------
                      (T. L. Baker)

/s/                 DAVID W. BIEGLER                          Director
--------------------------------------------------------
                   (David W. Biegler)

/s/                 BARBARA B. CURRY                          Director                              March 17, 2000
--------------------------------------------------------
                   (Barbara B. Curry)

/s/                   M. S. GREENE                            Director
--------------------------------------------------------
                     (M. S. Greene)

/s/                MICHAEL J. McNALLY                         Director
--------------------------------------------------------
                  (Michael J. Mcnally)

/s/                   W. M. TAYLOR                            Director
--------------------------------------------------------
                     (W. M. Taylor)

                                                                      Appendix A


TXU ELECTRIC COMPANY AND SUBSIDIARIES

INDEX TO  FINANCIAL INFORMATION
December 31, 1999


                                                                                          Page
Selected Financial Data - Consolidated Financial and Operating
 Statistics............................................................................   A- 2

Management's Discussion and Analysis of Financial Condition and
 Results of Operations.................................................................   A- 4

Statement of Responsibility............................................................   A-11

Independent Auditors' Report...........................................................   A-12

Financial Statements:

Statements of Consolidated Income and Comprehensive Income.............................   A-13

Statements of Consolidated Cash Flows..................................................   A-14

Consolidated Balance Sheets............................................................   A-15

Statements of Consolidated Common Stock Equity.........................................   A-17

Notes to Financial Statements..........................................................   A-18

                     TXU ELECTRIC COMPANY AND SUBSIDIARIES
                            SELECTED FINANCIAL DATA
                       CONSOLIDATED FINANCIAL STATISTICS

                                                                               Year Ended December 31,
                                                              ----------------------------------------------------------
                                                                 1999        1998        1997        1996        1995
                                                              ----------  ----------  ----------  ----------  ----------
                                                                        (Millions of Dollars, except ratios)
Total assets -- end of year.................................    $18,108     $18,405     $18,824     $18,795     $19,003

-----------------------------------------------------------------------------------------------------------------------
Electric plant - gross -- end of year.......................    $24,123     $23,583     $23,132     $22,664     $22,748
  Accumulated depreciation and amortization -- end of year..      8,044       7,338       6,576       5,963       5,371
  Reserve for regulatory disallowances -- end of year.......        836         836         836         836       1,308
  Construction expenditures.................................        554         496         443         376         403

-----------------------------------------------------------------------------------------------------------------------
Capitalization -- end of year
  Long-term debt, less amounts due currently................    $ 4,684     $ 5,208     $ 5,476     $ 6,311     $ 7,212
  TXU Electric Company obligated, mandatorily redeemable,
   preferred securities of subsidiary trusts holding solely
   junior subordinated debentures of TXU Electric Company
   (trust securities).......................................        824         823         875         381         381
  Preferred stock:
    Not subject to mandatory redemption.....................        115         115         129         465         490
    Subject to mandatory redemption.........................         21          21          21         238         263
  Common stock equity.......................................      6,671       6,495       6,298       6,106       5,800
                                                                -------     -------     -------     -------     -------
     Total..................................................    $12,315     $12,662     $12,799     $13,501     $14,146
                                                                =======     =======     =======     =======     =======

-----------------------------------------------------------------------------------------------------------------------
Capitalization ratios -- end of year
  Long-term debt, less amounts due currently................       38.0%       41.1%       42.8%       46.8%       51.0%
  Trust securities..........................................        6.7         6.5         6.8         2.8         2.7
  Preferred stock...........................................        1.1         1.1         1.2         5.2         5.3
  Common stock equity.......................................       54.2        51.3        49.2        45.2        41.0
                                                                -------     -------     -------     -------     -------
     Total..................................................      100.0%      100.0%      100.0%      100.0%      100.0%
                                                                =======     =======     =======     =======     =======

-----------------------------------------------------------------------------------------------------------------------
Embedded interest cost on long-term debt -- end of year.....        7.4%        8.3%        8.3%        8.3%        8.4%
Embedded distribution cost on trust securities -- end of
 year.......................................................        8.4%        8.4%        8.3%        8.7%        8.6%
Embedded dividend cost on preferred stock -- end of year*...       11.0%       13.5%       14.1%        7.5%        7.4%

-----------------------------------------------------------------------------------------------------------------------
Net income available for common stock.......................    $   769     $   785     $   745     $   809     $   368
Dividends declared on common stock..........................         --          --         137         503         682
Common stock repurchased and retired........................        593         578         416          --          --

-----------------------------------------------------------------------------------------------------------------------
Ratio of earnings to fixed charges..........................        3.2         3.3         2.9         3.0         2.0
Ratio of earnings to combined fixed charges and preferred
 dividends..................................................        3.1         3.1         2.7         2.6         1.7
Return on average common stock equity.......................       11.7%       12.3%       12.0%       13.6%        6.2%

-----------------------------------------------------------------------------------------------------------------------


*Includes the unamortized balance of the loss on reacquired preferred stock and associated amortization. The embedded dividend cost, excluding the effects of the loss on reacquired preferred stock, is 6.7% for 1999, 6.7% for 1998, 6.9% for 1997, 6.8% for 1996 and 6.9% for 1995.

Certain previously reported financial statistics have been reclassified to conform to current classifications.

                     TXU ELECTRIC COMPANY AND SUBSIDIARIES
                       CONSOLIDATED OPERATING STATISTICS

                                                                                        Year Ended December 31,
                                                                         ------------------------------------------------------
                                                                           1999        1998       1997        1996        1995
                                                                           ----        ----       ----        ----        ----
ELECTRIC ENERGY GENERATED AND
     PURCHASED (gigawatt hours - GWh)
     Generated-- net station output...............................       94,575      97,574     91,298      88,130      83,876
     Purchased and net interchange................................       11,464      11,271     11,443      12,418      10,684
                                                                        -------     -------    -------     -------      ------
          Total generated and purchased...........................      106,039     108,845    102,741     100,548      94,560
     Company use, losses and unaccounted for......................        6,554       6,484      6,161       5,805       5,532
                                                                        -------     -------    -------     -------      ------
          Total electric energy sales.............................       99,485     102,361     96,580      94,743      89,028
                                                                        =======     =======    =======     =======      ======

ELECTRIC ENERGY SALES (GWh)
     Residential..................................................       35,155      36,830     33,530      33,039      30,716
     Commercial...................................................       29,736      29,332     27,323      26,456      25,553
     Industrial...................................................       24,715      25,125     24,609      24,215      23,302
     Government and municipal.....................................        6,515       6,525      6,039       5,929       5,616
                                                                        -------     -------    -------     -------      ------
          Total general business..................................       96,121      97,812     91,501      89,639      85,187
     Other electric utilities.....................................        3,364       4,549      5,079       5,104       3,841
                                                                        -------     -------    -------     -------      ------
          Total electric energy sales.............................       99,485     102,361     96,580      94,743      89,028
                                                                        =======     =======    =======     =======      ======

OPERATING REVENUES  (millions of dollars)
     Base rate revenues
          Residential.............................................       $2,042      $2,157     $1,991      $1,994      $1,875
          Commercial..............................................        1,336       1,307      1,235       1,227       1,194
          Industrial..............................................          577         583        582         590         586
          Government and municipal................................          318         317        293         291         280
                                                                        -------     -------    -------     -------      ------
               Total general business.............................        4,273       4,364      4,101       4,102       3,935
          Other electric utilities................................          105         138        164         166         133
                                                                        -------     -------    -------     -------      ------
               Total base rate business...........................        4,378       4,502      4,265       4,268       4,068
     Fuel (including over/under-recovered)........................        1,701       1,798      1,707       1,679       1,422
     Transmission service.........................................          148         126        114          --          --
     Other........................................................           72          62         49          83          70
                                                                        -------     -------    -------     -------      ------
           Subtotal...............................................        6,299       6,488      6,135       6,030       5,560
     Earnings in excess of earnings cap...........................          (92)         --         --          --          --
                                                                        -------     -------    -------     -------      ------
           Total operating revenues...............................       $6,207      $6,488     $6,135      $6,030      $5,560
                                                                        =======     =======    =======     =======      ======

DEGREE DAYS (% of normal)
      Cooling.....................................................          114         130         94         115         100
      Heating.....................................................           70          89        106          94          91

ELECTRIC CUSTOMERS (end of year-- in thousands)
      Residential.................................................        2,266       2,206      2,152       2,110       2,061
      Commercial..................................................          251         244        237         230         225
      Industrial..................................................           21          21         21          21          21
      Government and municipal....................................           32          31         31          30          30
                                                                        -------     -------    -------     -------      ------
           Total electric customers...............................        2,570       2,502      2,441       2,391       2,337
                                                                        =======     =======    =======     =======      ======

RESIDENTIAL STATISTICS (excludes master-metered
      customers, kilowatt hour (kWh) sales, and revenues)
       Average annual kWh per customer............................       14,875      16,170     15,026      15,100      14,336
       Average revenue per kWh....................................         7.59(cent)  7.83(cent) 7.85(cent)  7.91(cent)  8.08(cent)
________________
Industrial classification includes service to Alcoa-Sandow:
       Electric energy sales (GWh)................................        3,845       3,779      3,820       3,842       3,765
       Operating revenues (millions of dollars)...................       $   41      $   40     $   47      $   47      $   48

Certain previously reported operating statistics have been reclassified to conform to current classifications.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BUSINESS

      TXU Electric Company (TXU Electric), formerly Texas Utilities Electric Company, is an electric utility engaged in the generation, purchase, transmission, distribution and sale of electric energy solely within the State of Texas. TXU Electric is a wholly-owned subsidiary of Texas Utilities Company (doing business as TXU Corp.), a Texas corporation. TXU Corp. is a holding company that, through its subsidiaries, is engaged in the generation, purchase, transmission, distribution and sale of electricity; the gathering, processing, transmission and distribution of natural gas; energy marketing; and telecommunications, retail energy services, international gas operations, power development and other businesses primarily in the United States (US), Europe and Australia. As an integrated electric utility, TXU Electric currently has only one reportable segment. TXU Electric possesses all necessary franchises, licenses and certificates to enable it to conduct its business.

      In October 1999, TXU Electric announced plans to sell six of its eighteen natural gas-fired electricity generating plants in Texas. These plants have an aggregate generating capacity of 3,116 megawatts (MW), or approximately 15% of TXU Electric's generating capacity. Any gain on the sale of these plants will be recorded as a regulatory liability and applied against TXU Electric's generation assets that may become stranded costs under provisions of the electric utility restructuring legislation passed in the 1999 session of the Texas Legislature (1999 Restructuring Legislation). (See Note 3 to Financial Statements.) TXU Electric plans to sell the plants, together with all associated assets, including land, lakes, water rights, air permits, emission allowances and fuel transportation contracts. TXU Electric anticipates entering into a tolling agreement with the new owners to receive the capacity and energy from these plants for a portion of the peak load season of 2001, and purchasing any remaining requirements on the open market. TXU Electric anticipates completion of the plant sales by the end of 2000.

RESULTS OF OPERATIONS

Significant Items

                                                                             1999       1998       1997
                                                                             ----       ----       ----
                                                                               (Millions of Dollars)
Fuel Disallowance/Sale of Sulfur
  Dioxide Allowances:
     Reduction of revenues.........................................         $  52       $  --      $  79
     Increase in interest expense..................................            --          --         12
     Tax benefit...................................................           (21)         --        (36)
                                                                            -----       -----      -----
            Net earnings reduction.................................         $  31       $  --      $  55
                                                                            -----       -----      -----

Impact of Earnings Cap:
     Reduction of revenues.........................................         $  92       $  --      $  --
     Additional nuclear depreciation...............................            52         170         --
     Tax benefit...................................................           (54)        (27)        --
                                                                            -----       -----      -----
            Net earnings reduction.................................         $  90       $ 143      $  --
                                                                            -----       -----      -----

1999 versus 1998
----------------

      Net income of $779 million for the year ended 1999 was 2.4% lower than 1998. Comparisons of net income were impacted by both a fuel reconciliation settlement that reduced 1999 net income by $31 million and a rate settlement agreement that became effective in January 1998 and was modified by the 1999 Restructuring Legislation, which reduced customer rates and introduced an earnings cap.

      From January 1, 1998 through June 30, 1999, earnings in excess of the earnings cap were recorded as additional depreciation of nuclear production assets. Effective July 1, 1999, following the 1999 Restructuring Legislation, earnings in excess of the earnings cap were recorded as a reduction of revenues, with a corresponding regulatory liability recorded. Mitigation as a result of the earnings cap reduced net income by $90 million in 1999 and $143 million in 1998.

      Additionally, from January 1, 1998 through June 30, 1999, depreciation expense was reclassified from transmission and distribution (T&D) to nuclear production assets. Effective July 1, 1999, following the 1999 Restructuring Legislation, T&D depreciation expense was no longer transferred to nuclear production assets; instead an amount equivalent to T&D depreciation was recorded as a regulatory asset, with an offsetting amount recorded as a regulatory liability. The regulatory asset will be amortized as it is recovered through the Distribution portion of the business, while the regulatory liabilities will be applied against stranded generation assets. (See Note 13 to Financial Statements.) Additional nuclear mitigation in 1999 was $336 million, including $144 million to reduce earnings to the earnings cap, $95 million of depreciation expense reclassified from T&D to nuclear production assets and an amount equivalent to $97 million of T&D depreciation expense recorded as a regulatory asset. Since January 1998, regular nuclear depreciation and additional nuclear mitigation total approximately $1.3 billion.

      In June 1999, TXU Electric reached an agreement with all intervening parties to refund $52 million to consumers as part of a fuel reconciliation proceeding with the Public Utility Commission of Texas (PUC). The refund, which was recorded as a reduction of revenues, was approximately 1% of the $5.04 billion spent by TXU Electric during the period from July 1, 1995 through June 30, 1998 for fuel to generate electricity and appeared as a one-time credit on customer bills during the September 1999 billing cycle.

      Excluding the reduction of revenues as a result of the earnings cap and fuel reconciliation disallowance, operating revenues for 1999 were 2.1% lower than 1998. Revenues in 1999 were $160 million less than 1998 due to the impact of the exceptionally hot summer weather in 1998. Cooling degree days in 1999 were 114% of normal compared to 130% of normal in 1998. Heating degree days in 1999 were 70% of normal compared to 89% of normal in 1998. An additional reduction in rates effective January 1, 1999 due to the 1998 rate settlement agreement was somewhat offset by continued strong core retail sales and revenue growth. Electric energy sales volumes for 1999 were 2.8% lower than 1998. Fuel revenues for 1999 were slightly lower than in 1998, primarily as a result of lower energy sales.

      Operation and maintenance expenses for 1999 were 4% higher than 1998 largely as a result of increased transmission expenses due to increased PUC third party transmission tariffs. Depreciation and amortization expense was $108 million lower in 1999 versus 1998. Mitigation depreciation recorded in 1999 was $52 million versus $170 million in 1998.

      The net decrease of $52 million in interest expense and other charges for 1999 compared to 1998 is primarily due to the reacquisition of long-term debt and remarketing of certain debt to lower interest rates.

      The effective income tax rate for TXU Electric was lower in 1999 compared to 1998 due primarily to the discontinuation of amortization of prior period flow-through amounts and other tax-related regulatory assets and liabilities resulting from the impact of the 1999 Restructuring Legislation.

1998 versus 1997
----------------

      Net income of $798 million for 1998 increased approximately 3% from 1997. Results for 1997 were reduced by an $81 million fuel disallowance (including interest) and a $10 million charge related to the sale of sulfur dioxide allowances, which reduced net income by $55 million. Excluding the effect of these items, 1998 net income decreased approximately 4% from 1997. Results for 1998 were impacted by the rate reduction settlement approved by the PUC in April 1998 that became effective January 1, 1998, and increased nuclear depreciation net of associated income taxes that reduced 1998 income by $143 million. These effects were partially offset by continued strong sales growth and the effect of exceptionally hot summer weather in 1998.

      Operating revenues increased approximately 6% for 1998 as compared to 1997 primarily due to an increase in base rate electricity revenues due to the exceptionally high summer temperatures (cooling degree days in 1998 were 130% of normal compared to 94% of normal in 1997) and customer growth, partially offset by the effect of the rate reduction settlement on base rate revenues. Electric energy sales in gigawatt-hours (GWh), including unbilled sales, were approximately 6% higher in 1998 compared to 1997. Fuel revenue, excluding the fuel disallowance in 1997 increased slightly in 1998, primarily due to increases in fuel costs driven by increased energy sales.

      Energy purchased for resale and fuel consumed increased approximately 2%, primarily due to increased energy sales, with increased gas usage partially offset by decreased gas prices in 1998. Total operating expenses, excluding energy purchased for resale and fuel consumed, increased approximately 12% for 1998 compared to 1997 largely as a result of higher marketing incentives, increased provision for uncollectible accounts and increased reactive maintenance expenses, partially offset by decreased employee-related costs. TXU Electric's rate reduction settlement resulted in additional nuclear depreciation of $353 million in 1998. Of the additional nuclear depreciation in 1998, $183 million was the result of the transfer of T&D depreciation and $170 million was the result of earnings in excess of the earnings cap. Taxes other than income increased in 1998 primarily due to higher state and local gross receipt taxes.

      Total interest expense and other charges decreased approximately 9% in 1998 compared with 1997. The capital restructuring and debt reduction programs favorably affected the year-to-year comparison. Distributions on trust securities and preferred stock dividends decreased from 1997, reflecting the redemption of trust securities and repurchases of preferred stock.

      The effective income tax rate was higher for 1998 than 1997 due to the impact of amortization of prior-period flow-through amounts, which increased due to the accelerated depreciation on nuclear production assets in conjunction with the rate reduction agreement.

FINANCIAL CONDITION

Liquidity and Capital Resources

      Cash flows provided by operating activities before changes in operating assets and liabilities for 1999 were $1.7 billion compared with $1.8 billion and $1.6 billion for 1998 and 1997, respectively. The year-to-year comparisons reflect revenue changes discussed above in Results of Operations. Changes in operating assets and liabilities in 1999 used $85 million versus cash provided of $2 million and $74 million in 1998 and 1997, respectively. Over/under-recovered fuel revenue in 1999 was impacted by a fuel refund of $97 million (excluding interest and taxes) in June 1999.

      Cash flows used in financing activities were $1.0 billion, $1.2 billion and $1.1 billion for the years 1999, 1998 and 1997, respectively. Major financing activities in 1999 included the retirement of $731 million of long-term debt and the repurchase of approximately $593 million of common stock.

      Cash flows used in investing activities for 1999 totaled $605 million versus $580 million for 1998 and $526 million for 1997. Construction expenditures were $554 million, $496 million and $443 million for 1999, 1998 and 1997, respectively, and are estimated at $705 million for 2000. The increase in the 2000 estimate compared to 1999 is due to generation-related environmental costs, network upgrades and costs associated with the 1999 Restructuring Legislation.

      The capitalization ratios of TXU Electric at December 31, 1999 consisted of approximately 38% long-term debt, 7% trust securities, 1% preferred stock and 54% common stock equity, compared to 1998 capitalization ratios of approximately 41% long-term debt, 7% trust securities, 1% preferred stock and 51% common stock equity.

      Financing transactions during the year ended December 31, 1999, were as follows:

                                                                          Issuances            Retirements
                                                                          ---------            -----------
                                                                              (Millions of Dollars)
       Long-term Debt:
            Brazos River Authority Pollution Control Bonds.............      $177                 $177
            First Mortgage Bonds.......................................        --                  551
            Other......................................................        --                    3
                                                                             ----                 ----
                Total..................................................      $177                 $731
                                                                             ====                 ====

      Early redemptions of preferred stock and long-term debt may occur from time to time in amounts presently undetermined. See Notes 5, 6 and 7 to Financial Statements for further details concerning long-term debt, trust securities and preferred stock. TXU Electric may issue additional debt and equity securities as needed, including the possible future sale of up to $499 million principal amount of debt securities and up to $25 million of its Cumulative Preferred Stock, all of which are currently registered with the Securities and Exchange Commission for offering pursuant to Rule 415 under the Securities Act of 1933.

      At December 31, 1999, TXU Corp., TXU Electric and TXU Gas Company had joint US dollar-denominated lines of credit under revolving credit facility agreements (US Credit Agreements) with a group of banking institutions. At December 31, 1999, TXU Electric had no borrowings outstanding under these facilities. The US Credit Agreements were amended and restated in February 2000 and have two facilities. Facility A provides for short-term borrowings aggregating up to $1.4 billion outstanding at any one time at variable interest rates and terminates February 23, 2001, but may be extended by up to one year. Facility B provides for borrowings aggregating up to $1.4 billion outstanding at any one time at variable interest rates and terminates February 25, 2005. Facility B also provides for the issuance of up to $300 million of letters of credit. TXU Electric's borrowings under both facilities are limited to an aggregate of $1.25 billion outstanding at any one time.

Quantitative and Qualitative Disclosure About Market Risk

      TXU Electric's operations involve managing market risks related to changes in interest rates. TXU Electric enters into interest rate swaps to reduce and manage a portion of those risks. TXU Electric's participation in derivative transactions are designated for hedging purposes and such derivative transactions are not entered into for trading purposes.

      CREDIT RISK -- Credit risk relates to the risk of loss that TXU Electric would incur as a result of nonperformance by counterparties to their respective derivative instruments. TXU Electric maintains credit policies with regard to its counterparties that management believes significantly minimize overall credit risk. TXU Electric generally does not obtain collateral to support the agreements but establishes credit limits and monitors the financial viability of counterparties. In the event a counterparty's credit rating declines, TXU Electric may apply certain remedies, if considered necessary. TXU Electric believes the risk of nonperformance by counterparties is minimal.

      ENERGY PRICE RISK -- As a result of continued regulation, TXU Electric has minimal exposure to energy price risk, therefore, its use of derivative instruments is limited.

      INTEREST RATE RISK -- The table below provides information concerning TXU Electric's financial instruments as of December 31, 1999 that are sensitive to changes in interest rates, which include debt obligations, trust securities and interest rate swaps. TXU Electric has entered into interest rate swaps under which it has agreed to exchange the difference between fixed-rate and variable-rate interest amounts calculated with reference to specified notional principal amounts at dates that generally coincide with interest payments. Weighted average variable rates are based on rates in effect at the reporting date.

                                                       Expected Maturity Date
                                        -----------------------------------------------------------
                                                             (Millions of Dollars)                        1999               1998
                                                                                    There-    1999        Fair      1998     Fair
                                        2000     2001    2002     2003     2004      after    Total       Value     Total    Value
                                        ----     ----    ----     ----     ----     -------   -----       -----     -----    -----
Long-term Debt
  (including current maturities)
  Fixed Rate.........................  $ 509    $ 221   $ 374    $ 308    $ 225     $2,768    $4,405      $4,398    $4,992   $5,296
    Average interest rate............   5.83%    7.49%   8.23%    6.92%    7.20%      7.23%     7.14%                 7.41%
  Variable Rate......................     --       --      --       --       --     $  788    $  788      $  788    $  749   $  749
    Average interest rate............     --       --      --       --       --       5.16%     5.16%                 4.88%
TXU Electric obligated, mandatorily
  redeemable, preferred securities of
  subsidiary trusts holding solely
  junior subordinated debentures of
  TXU Electric
  Fixed Rate.........................     --       --      --       --       --     $  727    $  727      $  645    $  727   $  765
    Average interest rate............     --       --      --       --       --       8.14%     8.14%                 8.14%
  Variable Rate......................     --       --      --       --       --     $   97    $   97      $   97    $   96   $   97
    Average interest rate............     --       --      --       --       --       7.01%     7.01%                 6.02%
Interest Rate Swaps
  (notional amounts)
  Variable to Fixed..................     --       --   $ 100       --       --         --    $  100      $    1    $  100   $   (4)
    Average pay rate.................     --       --    7.18%      --       --         --      7.18%                 7.18%
    Average receive rate.............     --       --    7.01%      --       --         --      7.01%                 6.19%

      NUCLEAR DECOMMISSIONING AND DISPOSAL OF SPENT FUEL TRUST -- TXU Electric has established an external trust to provide for nuclear decommissioning and disposal of spent fuel. The trust's assets are invested in marketable fixed income debt and equity securities. The market value of the debt and equity securities was $94 million and $150 million, respectively, at December 31, 1999. At December 31, 1998, the market value of the debt and equity securities was $81 million and $130 million, respectively. A hypothetical 10% increase in interest rates and 10% decrease in equity prices would result in a $20 million reduction in the fair value of the trust assets. However, adjustments to market value result in a corresponding adjustment to related liability accounts based on current regulatory treatment.

Regulation and Rates

      Electric Industry Restructuring-- Project teams have been established to prepare TXU Electric for a competitive environment. These teams are comprised of resources from all facets of TXU Corp.'s business. These teams continue to formulate short- and long-term strategies to address the implementation of the 1999 Restructuring Legislation. TXU Electric continues to analyze the long-range implications of the 1999 Restructuring Legislation on its financial position, results of operations and cash flows.

      TXU Electric anticipates that a portion of the cost of its generation production assets and power purchase contracts may be identified as stranded costs under the legislation and become subject to a future quantification of the economic value of such assets. The 1999 Restructuring Legislation provides that 100% of such stranded costs will be recovered from regulated operations.

      Although TXU Electric cannot predict future regulatory or legislative actions or any changes in economic and securities market conditions, no changes are expected in trends or commitments, other than those discussed in this Form 10-K, which might significantly alter its basic financial position, results of operations or cash flows. For further discussion of the impact of the 1999 Restructuring Legislation, see Notes 3 and 13 to Financial Statements.

      TXU Electric has several rate requests pending or on appeal, see Note 13 to Financial Statements.

YEAR 2000 ISSUES

      Year 2000 (Y2K) computer related issues of TXU Electric were addressed with those of its parent company, TXU Corp. The following disclosure is excerpted from TXU Corp.'s Form 10-K for the year ended December 31, 1999.

      Beginning in 1996, a thorough and detailed program was undertaken throughout the TXU Corp. system to address Y2K issues. The focus was on information technology (IT) mainframe-based application systems, IT related hardware, operating systems and desk top software, and embedded systems such as process controls for energy production and delivery and business-unit-owned applications. Applications and equipment in each of these categories were inventoried and categorized based on criticality to TXU Electric's business operations. Assessments of potential impact due to Y2K issues were completed in 1999. Remediation and testing work in each of these areas was completed by December 31, 1999.

      During the year 2000 rollover, TXU Electric's customers experienced no service interruptions due to computer hardware, software and imbedded chips. A few minor problems occurred with internal systems, but these were considered to be no more than normal system issues.

      The total costs incurred through 1999 associated with TXU Corp.'s Y2K efforts were approximately $59 million. These costs reflect new, incremental costs and the reallocation of resources in pre-existing maintenance budgets. These costs were expensed as incurred and a total of approximately $5 million is expected to be spent during the year 2000. There can be no assurance that these estimates will not change as a result of the discovery of unexpected needs for additional remediation work.

CHANGES IN ACCOUNTING STANDARDS

      Statement of Financial Accounting Standards (SFAS) No. 133 "Accounting for Derivative Instruments and Hedging Activities", as extended, is effective for TXU Electric beginning January 1, 2001. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires the recognition of derivatives as either assets or liabilities in the statement of financial position and the measurement of those instruments at fair value. TXU Electric is currently evaluating the impact the adoption of this standard will have on its financial position and results of operations.

FORWARD-LOOKING STATEMENTS

      This report and other presentations made by TXU Electric contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Although TXU Electric believes that in making any such statement its expectations are based on reasonable assumptions, any such statement involves uncertainties and is qualified in its entirety by reference to the following important factors, among others, that could cause the actual results of TXU Electric to differ materially from those projected in such forward-looking statements: (i) prevailing governmental policies and regulatory actions, including those of the FERC, PUC and NRC, with respect to allowed rates of return, industry and rate structure, purchased power and investment recovery, operations of nuclear generating facilities, acquisitions and disposal of assets and facilities, operation and construction of plant facilities, decommissioning costs, present or prospective wholesale and retail competition, changes in tax laws and policies and changes in and compliance with environmental and safety laws and policies, (ii) weather conditions and other natural phenomena, (iii) unanticipated population growth or decline, and changes in market demand and demographic patterns, (iv) competition for retail and wholesale customers, (v) pricing and transportation of crude oil, natural gas and other commodities, (vi) unanticipated changes in interest rates or rates of inflation, (vii) unanticipated changes in operating expenses and capital expenditures, (viii) capital market conditions, (ix) competition for new energy development opportunities, (x) legal and administrative proceedings and settlements, (xi) inability of the various counterparties to meet their obligations with respect to TXU Electric's financial instruments, (xii) changes in technology used and services offered by TXU Electric, and (xiii) significant changes in TXU Electric's relationship with its employees and the potential adverse effects if labor disputes or grievances were to occur.

      Any forward-looking statement speaks only as of the date on which such statement is made, and TXU Electric undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time and it is not possible for TXU Electric to predict all of such factors, nor can it assess the impact of each such factor or the extent to which any factor, or combination of factors, may cause results to differ materially from those contained in any forward-looking statement.

                     TXU ELECTRIC COMPANY AND SUBSIDIARIES

                          STATEMENT OF RESPONSIBILITY

      The management of TXU Electric Company (TXU Electric) is responsible for the preparation, integrity and objectivity of the consolidated financial statements of TXU Electric and its subsidiaries and other information included in this report. The consolidated financial statements have been prepared in conformity with generally accepted accounting principles. As appropriate, the statements include amounts based on informed estimates and judgments of management.

      The management of TXU Electric has established and maintains a system of internal control designed to provide reasonable assurance, on a cost-effective basis, that assets are safeguarded, transactions are executed in accordance with management's authorization and financial records are reliable for preparing consolidated financial statements. Management believes that the system of control provides reasonable assurance that errors or irregularities that could be material to the consolidated financial statements are prevented or would be detected within a timely period. Key elements in this system include the effective communication of established written policies and procedures, selection and training of qualified personnel and organizational arrangements that provide an appropriate division of responsibility. This system of control is augmented by an ongoing internal audit program designed to evaluate its adequacy and effectiveness. Management considers the recommendations of the internal auditors and independent auditors concerning TXU Electric's system of internal control and takes appropriate actions which are cost-effective in the circumstances. Management believes that, as of December 31, 1999, TXU Electric's system of internal control was adequate to accomplish the objectives discussed herein.

      The independent auditing firm of Deloitte & Touche LLP is engaged to audit, in accordance with generally accepted auditing standards, the consolidated financial statements of TXU Electric and its subsidiaries and to issue their report thereon.


                                                 /s/  ERLE NYE
                                   ------------------------------------------
                                         Erle Nye, Chairman of the Board
                                              and Chief Executive


                                               /s/ D. W. BIEGLER
                                   ------------------------------------------
                                         D. W. Biegler, President and
                                            Chief Operating Officer


                                                /s/ KIRK OLIVER
                                   ------------------------------------------
                                      Kirk Oliver, Treasurer and Assistant
                                    Secretary and Principal Financial Officer


                                             /s/ JERRY W. PINKERTON
                                   ------------------------------------------
                                      Jerry W. Pinkerton, Controller and
                                          Principal Accounting Officer

INDEPENDENT AUDITORS' REPORT


TXU Electric Company:



We have audited the accompanying consolidated balance sheets of TXU Electric Company, formerly known as Texas Utilities Electric Company (TXU Electric), and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of income, comprehensive income, common stock equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of TXU Electric management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of TXU Electric and subsidiaries at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with generally accepted accounting principles.



DELOITTE & TOUCHE LLP

Dallas, Texas
February 16, 2000

                     TXU ELECTRIC COMPANY AND SUBSIDIARIES
                       STATEMENTS OF CONSOLIDATED INCOME

                                                                      Year Ended December 31,
                                                             ------------------------------------------
                                                                1999            1998           1997
                                                             -----------     -----------    -----------
                                                                        Millions of Dollars
OPERATING REVENUES.........................................      $6,207            $6,488       $6,135
                                                                 ------            ------       ------

OPERATING EXPENSES
     Energy purchased for resale and fuel consumed.........       2,081             2,102        2,063
     Operation and maintenance.............................       1,333             1,281        1,226
     Depreciation and amortization.........................         641               749          572
     Income taxes..........................................         362               490          420
     Taxes other than income...............................         541               533          507
                                                                 ------            ------       ------
           Total operating expenses........................       4,958             5,155        4,788
                                                                 ------            ------       ------

OPERATING INCOME...........................................       1,249             1,333        1,347
                                                                 ------            ------       ------

OTHER INCOME (DEDUCTIONS)
     Allowance for equity funds used during construction...           8                 6            5
     Other income (deductions) -- net......................          (3)              (12)          (8)
     Income tax benefit....................................           6                 4           10
                                                                 ------            ------       ------
          Total other income (deductions)..................          11                (2)           7
                                                                 ------            ------       ------

INCOME BEFORE INTEREST AND OTHER CHARGES...................       1,260             1,331        1,354
                                                                 ======            ======       ======

INTEREST INCOME............................................           3                 3            7

INTEREST EXPENSE AND OTHER CHARGES
     Interest..............................................         425               476          527
     Distributions on TXU Electric Company obligated,
        mandatorily redeemable, preferred securities
        of subsidiary trusts holding solely junior
        subordinated debentures of TXU Electric Company....          68                68           70
     Allowance for borrowed funds used during construction
        and capitalized interest...........................          (9)               (8)          (8)
                                                                 ------            ------       ------
           Total interest expense and other charges........         484               536          589
                                                                 ------            ------       ------

NET INCOME.................................................         779               798          772

PREFERRED STOCK DIVIDENDS..................................          10                13           27
                                                                 ------            ------       ------
NET INCOME AVAILABLE FOR COMMON STOCK......................      $  769            $  785       $  745
                                                                 ======            ======       ======


                STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME


                                                                       Year Ended December 31,
                                                               ----------------------------------------
                                                                  1999           1998           1997
                                                               ----------     ----------     ----------
                                                                          Millions of Dollars
NET INCOME...................................................       $ 779            $ 798        $ 772
                                                                    -----            -----        -----

OTHER COMPREHENSIVE INCOME (LOSS) --
     Net change during period in minimum pension
         liability adjustment................................           1               (1)          --
                                                                    -----            -----        -----
             Total...........................................           1               (1)          --
                                                                    -----            -----        -----

COMPREHENSIVE INCOME.........................................       $ 780            $ 797        $ 772
                                                                    =====            =====        =====

See Notes to Financial Statements.

                     TXU ELECTRIC COMPANY AND SUBSIDIARIES
                     STATEMENTS OF CONSOLIDATED CASH FLOWS


                                                                                            Year Ended December 31,
                                                                                    ---------------------------------------
                                                                                       1999          1998          1997
                                                                                    -----------    -----------  -----------
                                                                                              Millions of Dollars
CASH FLOWS -- OPERATING ACTIVITIES
     Net income...................................................................     $   779        $   798      $   772
     Adjustments to reconcile net income to cash provided by operating activities:
       Depreciation and amortization (including amounts charged to fuel)..........         781            905          710
       Deferred income taxes -- net............................................             93            127          134
       Investment tax credits -- net...........................................            (21)           (21)         (21)
       Allowance for equity funds used during construction.....................             (8)            (6)          (5)
       Reduction of revenues for earnings in excess of earnings cap............             92             --           --
       Changes in operating assets and liabilities:
          Accounts receivable................................................               43            153         (124)
          Inventories........................................................               23             (2)          (4)
          Accounts payable...................................................              (39)          (169)          44
          Interest and taxes accrued.........................................              (50)            (6)          42
          Other working capital..............................................               11            (25)          83
          Over/(under) - recovered fuel revenue -- net of deferred taxes.....              (59)            26          (21)
          Other -- net.......................................................              (14)            25           54
                                                                                       -------        -------      -------
              Cash provided by operating activities..........................            1,631          1,805        1,664
                                                                                       -------        -------      -------

CASH FLOWS -- FINANCING ACTIVITIES
     Issuances of securities:
          Long-term debt..........................................................         177            429          513
          TXU Electric Company obligated, mandatorily redeemable, preferred securities of subsidiary trusts holding solely junior subordinated
           debentures of TXU Electric Company.....................................          --             --          493
     Retirements/repurchases of securities:
          Long-term debt..........................................................        (731)          (924)        (942)
          Preferred stock.........................................................          --            (14)        (553)
          TXU Electric Company obligated, mandatorily redeemable, preferred securities of subsidiary trusts holding solely junior subordinated
           debentures of TXU Electric Company.....................................          --            (47)          --
          Common stock............................................................        (593)          (578)        (280)
     Change in notes receivable/payable:
          Affiliates..............................................................         158            (20)         219
          Other...................................................................          --             --         (253)
     Preferred stock dividends paid...............................................          (9)           (14)         (36)
     Common stock dividends paid..................................................          --             --         (273)
     Debt premium, discount, financing and reacquisition expenses.................         (29)           (64)         (27)
                                                                                       -------        -------      -------
                    Cash used in financing activities.............................      (1,027)        (1,232)      (1,139)
                                                                                       -------        -------      -------

CASH FLOWS -- INVESTING ACTIVITIES
      Construction expenditures...................................................        (554)          (496)        (443)
      Nuclear fuel................................................................         (54)           (51)         (74)
      Other investments...........................................................           3            (33)          (9)
                                                                                       -------        -------      -------
                   Cash used in investing activities..............................        (605)          (580)        (526)
                                                                                       -------        -------      -------

NET CHANGE IN CASH AND CASH EQUIVALENTS...........................................          (1)            (7)          (1)

CASH AND CASH EQUIVALENTS -- BEGINNING BALANCE....................................           5             12           13
                                                                                       -------        -------      -------

CASH AND CASH EQUIVALENTS -- ENDING BALANCE.......................................     $     4        $     5      $    12
                                                                                       =======        =======      =======

See Notes to Financial Statements.

                     TXU ELECTRIC COMPANY AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                    ASSETS


                                                                                                  December 31,
                                                                                         ------------------------------
                                                                                             1999             1998
                                                                                         -----------       ------------
                                                                                              Millions of Dollars
ELECTRIC PLANT
     In service:.......................................................................
          Production...................................................................       $15,533          $15,469
          Transmission.................................................................         1,681            1,621
          Distribution.................................................................         5,390            5,046
          General......................................................................           498              447
                                                                                              -------          -------
                Total..................................................................        23,102           22,583
          Less accumulated depreciation................................................         7,409            6,789
                                                                                              -------          -------
                Electric plant in service, less accumulated depreciation...............        15,693           15,794
     Construction work in progress.....................................................           191              226
     Nuclear fuel (net of accumulated amortization:  1999 -- $635; 1998 -- $549).......           171              201
     Held for future use...............................................................            24               24
                                                                                              -------          -------
                Electric plant, less accumulated depreciation and amortization.........        16,079           16,245
     Reserve for regulatory disallowances..............................................          (836)            (836)
                                                                                              -------          -------
                Net electric plant.....................................................        15,243           15,409
                                                                                              -------          -------

INVESTMENTS............................................................................           612              588
                                                                                              -------          -------
CURRENT ASSETS
      Cash and cash equivalents........................................................             4                5
      Accounts receivable (net of allowance for uncollectible accounts: 1999 -- $4;               162              205
       1998 -- $7).....................................................................
      Inventories -- at average cost:
           Materials and supplies......................................................           158              181
           Fuel stock..................................................................            84               84
      Deferred income taxes............................................................            21               73
      Prepayments and other current assets.............................................            38               36
                                                                                              -------          -------
                 Total current assets..................................................           467              584
                                                                                              -------          -------

OTHER ASSETS
      Regulatory assets -- net.........................................................         1,680            1,762
      Under-recovered fuel revenue.....................................................            39               --
      Deferred debits..................................................................            67               62
                                                                                              -------          -------
                 Total other assets....................................................         1,786            1,824
                                                                                              -------          -------

                         Total.........................................................       $18,108          $18,405
                                                                                              =======          =======

See Notes to Financial Statements.

                     TXU ELECTRIC COMPANY AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                        CAPITALIZATION AND LIABILITIES

                                                                                                   December 31,
                                                                                         --------------------------------
                                                                                              1999             1998
                                                                                         --------------  ----------------
                                                                                                Millions of Dollars
CAPITALIZATION
      Common stock without par value...................................................        $ 3,145           $ 3,738
      Stock of parent held for long-term incentive plan trust..........................            (10)               (9)
      Retained earnings................................................................          3,536             2,767
      Accumulated other comprehensive loss -- minimum pension liability adjustment.....             --                (1)
                                                                                               -------           -------
                   Total common stock equity...........................................          6,671             6,495
      Preferred stock:
          Not subject to mandatory redemption..........................................            115               115
          Subject to mandatory redemption..............................................             21                21
      TXU Electric Company obligated, mandatorily redeemable, preferred securities of subsidiary trusts holding solely junior subordinated debentures of
       TXU Electric Company............................................................            824               823
       Long-term debt, less amounts due currently......................................          4,684             5,208
                                                                                               -------           -------
                   Total capitalization................................................         12,315            12,662
                                                                                               -------           -------

CURRENT LIABILITIES
       Notes payable -- affiliates.....................................................            321               163
       Long-term debt due currently....................................................            509               533
       Accounts payable:
           Affiliates..................................................................            116               115
           Other.......................................................................            119               157
       Customers' deposits.............................................................             79                76
       Taxes accrued...................................................................            139               169
       Interest accrued................................................................            113               133
       Over-recovered fuel revenue.....................................................             --                52
       Other current liabilities.......................................................            130               113
                                                                                               -------           -------
                    Total current liabilities..........................................          1,526             1,511
                                                                                               -------           -------

DEFERRED CREDITS AND OTHER NONCURRENT LIABILITIES
       Accumulated deferred income taxes...............................................          3,340             3,307
       Investment tax credits..........................................................            515               536
       Other deferred credits and noncurrent liabilities...............................            412               389
                                                                                               -------           -------
                    Total deferred credits and other noncurrent liabilities............          4,267             4,232
                                                                                               -------           -------

COMMITMENTS AND CONTINGENCIES (Note 14)

                                                                                               -------           -------

                         Total.........................................................        $18,108           $18,405
                                                                                               =======           =======

See Notes to Financial Statements.

                     TXU ELECTRIC COMPANY AND SUBSIDIARIES
                STATEMENTS OF CONSOLIDATED COMMON STOCK EQUITY



                                                                         Year Ended December 31,
                                                                  -------------------------------------
                                                                     1999          1998         1997
                                                                  -----------  ------------  ----------
                                                                            Millions of Dollars
COMMON STOCK without par value -- authorized shares --
 180,000,000
     Balance at beginning of year.........................            $3,738        $4,316      $4,732
          Common stock repurchased and retired (1999 --
           19,786,000 shares; 1998 -- 19,270,300 shares;
           and 1997 -- 13,869,000 shares).................              (593)         (578)       (416)
                                                                      ------        ------      ------
     Balance at end of year (1999 -- 103,874,700 shares;
          1998 -- 123,660,700 shares; and 1997 --                      3,145         3,738       4,316
           142,931,000 shares)............................            ------        ------      ------

STOCK OF PARENT HELD FOR LONG-TERM INCENTIVE
     PLAN TRUST
     Balance at beginning of year.........................                (9)           --          --
         Change during the year...........................                (1)           (9)         --
                                                                      ------        ------      ------
     Balance at end of year...............................               (10)           (9)         --
                                                                      ------        ------      ------

RETAINED EARNINGS
     Balance at beginning of year.........................             2,767         1,982       1,374
         Net income.......................................               779           798         772
         Dividends declared on common stock...............                --            --        (137)
         Dividends declared on preferred stock............               (10)          (13)        (27)
                                                                      ------        ------      ------
     Balance at end of year...............................             3,536         2,767       1,982
                                                                      ------        ------      ------

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
     Balance at beginning of year.........................                (1)           --          --
         Change during the year...........................                 1            (1)         --
                                                                      ------        ------      ------
     Balance at end of year...............................                --            (1)         --
                                                                      ------        ------      ------

COMMON STOCK EQUITY.......................................            $6,671        $6,495      $6,298
                                                                      ======        ======      ======

See Notes to Financial Statements.

                     TXU ELECTRIC COMPANY AND SUBSIDIARIES
                         NOTES TO FINANCIAL STATEMENTS

1.    BUSINESS

      TXU Electric Company (TXU Electric), formerly Texas Utilities Electric Company, is an electric utility engaged in the generation, purchase, transmission, distribution and sale of electric energy solely within the State of Texas. As an integrated electric utility, TXU Electric has only one reportable segment. TXU Electric is a wholly-owned subsidiary of Texas Utilities Company (doing business as TXU Corp.), a Texas corporation. TXU Corp. is a holding company that, through its subsidiaries, is engaged in the generation, purchase, transmission, distribution and sale of electricity; the gathering, processing, transmission and distribution of natural gas; energy marketing; and telecommunications, retail energy services, international gas operations, power development and other businesses primarily in the United States, Europe and Australia.

2.    SIGNIFICANT ACCOUNTING POLICIES

      Consolidation -- The consolidated financial statements of TXU Electric include all of its business trusts. Certain previously reported amounts have been reclassified to conform to current classifications. All dollar amounts in the financial statements and notes to financial statements are stated in millions of dollars unless otherwise indicated.

      Use of Estimates -- The preparation of TXU Electric's consolidated financial statements requires management to make estimates and assumptions about future events that affect the reporting and disclosure of assets and liabilities at the balance sheet dates and the reported amounts of revenue and expense during the periods. In the event estimates and/or assumptions prove to be different from actual amounts, adjustments are made in subsequent periods to reflect more current information. No material adjustments, other than those disclosed elsewhere herein, were made to previous estimates during the current year.
      System of Accounts -- The accounting records of TXU Electric are maintained in accordance with the Federal Energy Regulatory Commission's (FERC) Uniform System of Accounts as adopted by the Public Utility Commission of Texas
(PUC).

      Regulatory Assets and Liabilities -- The financial statements of TXU Electric reflect regulatory assets and liabilities under cost-based rate regulation in accordance with Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation." As a result of the electric utility restructuring legislation passed by the 1999 Texas Legislature (1999 Restructuring Legislation), the electricity generation portion of TXU Electric's business no longer meets the criteria to apply SFAS No. 71. See Notes 3 and 13.

      Property, Plant and Equipment -- Electric utility plant is stated at original cost less certain regulatory disallowances. The cost of property additions to electric utility plant (transmission, distribution and generation prior to July 1, 1999) includes labor and materials, applicable overhead and payroll-related costs and an allowance for funds used during construction (AFUDC). Other property is stated at cost.

      Interest Capitalized and Allowance For Funds Used During Construction -- AFUDC is a cost accounting procedure whereby amounts based upon interest charges on borrowed funds and a return on equity capital used to finance construction are added to utility plant.

      Prior to July 1, 1999, TXU Electric capitalized AFUDC for all of its expenditures for ongoing construction work in progress and nuclear fuel in process not otherwise allowed in rate base by regulatory authorities. Because of the 1999 Restructuring Legislation, effective July 1, 1999, TXU Electric began recording AFUDC only on transmission and distribution (T&D) construction work in progress, and interest during construction of generation assets has been capitalized as appropriate. For 1999, 1998 and 1997, TXU Electric used AFUDC rates of 9.0%, 8.0% and 7.9%, respectively.

      Depreciation of Property, Plant and Equipment -- Depreciation of electric utility plant is generally based upon an amortization of the original cost of depreciable properties (net of regulatory disallowances) on a straight-line basis over the estimated service lives of the properties. Depreciation also includes an amount for decommissioning costs for TXU Electric's nuclear powered electric generating station (Comanche Peak) which is being accrued over the lives of the units. Depreciation of all other plant and equipment generally is determined by the straight-line method over the estimated useful life of the asset. Depreciation as a percent of average depreciable property for TXU Electric approximated 2.9% for 1999, 3.0% for 1998 and 2.6% for 1997.

      Valuation of Long-lived Assets -- TXU Electric evaluates the carrying value of long-lived assets to be held and used when events and circumstances warrant such a review. The carrying value of long-lived assets is considered impaired when the projected undiscounted cash flows are less than carrying value. In that event, a loss would be recognized based on the amount by which the carrying value exceeds the fair market value. Fair market value is determined primarily by available market valuations or, if applicable, discounted cash flows.

      Amortization of Nuclear Fuel and Refueling Outage Costs -- The amortization of nuclear fuel in the reactors (net of regulatory disallowances) is calculated on the units-of-production method and is included in nuclear fuel expense. TXU Electric accrues a provision for costs anticipated to be incurred during the next scheduled refueling outage for Comanche Peak, as permitted by the PUC.

      Derivative Instruments -- TXU Electric does not enter into derivative financial instruments for trading purposes. TXU Electric enters into interest rate swaps to reduce exposure to interest rate fluctuations. Amounts paid or received under interest rate swap agreements are accrued as interest rates change and are recognized over the life of the agreements as adjustments to interest expense.

      Revenues -- Electric sales revenues are recognized when services are provided to customers on the basis of periodic cycle meter readings and include an estimated accrual for the value of electricity provided from the meter reading date to the end of the period. Electric revenues include billings under approved rates and adjustments under various mechanisms to recover or refund the cost of fuel and purchased power costs that are above or below the level included in base rates. (See Note 13 for a discussion of Regulation and Rates.)

      Income Taxes --TXU Electric is included in the consolidated federal income tax return of TXU Corp. and subsidiary companies, and federal income taxes are allocated to subsidiaries based upon their respective taxable income or loss. Investment tax credits are amortized to income over the estimated service lives of the properties. Deferred income taxes are provided for temporary differences between the book and tax basis of assets and liabilities. Certain provisions of SFAS No. 109 provide that regulated enterprises are permitted to recognize such adjustments as regulatory tax assets or tax liabilities if it is probable that such amounts will be recovered from, or returned to, customers in future rates.

      Consolidated Cash Flows -- For purposes of reporting cash and cash equivalents, temporary cash investments purchased with a remaining maturity of three months or less are considered to be cash equivalents.

      Affiliates -- TXU Corp. provides common stock capital and a part of short-term financing requirements to TXU Electric and other subsidiaries. TXU Corp. has other subsidiaries that perform specialized services for TXU Electric and other subsidiaries; TXU Business Services Company, which provides financial, accounting, information technology, environmental, customer, procurement, personnel, shareholder and other administrative services at cost; TXU Fuel Company (TXU Fuel), which owns a natural gas pipeline system, acquires, stores and delivers fuel gas and provides other fuel services at cost for the generation of electric energy by TXU Electric; and TXU Mining Company (TXU Mining), which owns, leases and operates fuel production facilities for the surface mining and recovery of lignite at cost for use at TXU Electric's generating stations. TXU Electric provides services such as energy sales, wheeling and scheduling to TXU SESCO Company, an electric utility subsidiary of TXU Corp. operating in the eastern and central part of Texas. (See Note 15.)

      TXU Electric has entered into agreements with TXU Fuel for the procurement of certain fuels and related services and with TXU Mining for the procurement and production of lignite. Payments are at cost for the services received and are required by the agreements to be "at least equivalent in the aggregate to the annual charge to income on the books" of TXU Fuel and of TXU Mining. TXU Electric, in effect, guarantees the principal, $325 million at December 31, 1999, and interest on long-term notes of TXU Mining through payments described above. Such notes mature at various dates through 2005 and have interest rates ranging from 6.5% to 7.0%.

      Changes in Accounting Standards -- SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", as extended, is effective for TXU Electric beginning January 1, 2001. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires the recognition of derivatives as either assets or liabilities in the statement of financial position and the measurement of those instruments at fair value. TXU Electric is currently evaluating the impact the adoption of this standard will have on its financial position and results of operations.

3. ACCOUNTING IMPACT OF THE RESTRUCTURING OF THE ELECTRIC UTILITY INDUSTRY IN TEXAS

      Electric Industry Restructuring -- The 1999 Restructuring Legislation, among other matters, continues the stipulation in Docket 18490 that earnings in excess of the earnings cap be used as mitigation to the cost of nuclear production assets (see Note 13); authorizes competition in the retail and generation markets for electricity beginning January 1, 2002; provides for the recovery of generation-related and purchased power related stranded costs and generation-related regulatory assets; requires reductions in nitrogen oxide and sulfur dioxide emissions; requires a rate freeze for all retail customers until January 1, 2002 and certain rate reductions for residential and small commercial customers for up to five years thereafter; and sets certain limits on capacity owned and controlled by power generation companies. Certain provisions of the 1999 Restructuring Legislation may be subject to different interpretation. By September 1, 2000, each electric utility must separate from its regulated activities its customer energy services business activities that are otherwise already widely available in the competitive market. By January 1, 2002, each electric utility must separate ("unbundle") its business into the following units: a power generation company, a retail electric provider and a T&D company or separate T&D companies. A power generation company generates electricity that is intended to be sold at wholesale. In general, a power generation company may not own a T&D facility and may not have a certificated service area. A retail electric provider sells electric energy to retail customers and may not own or operate generation assets. A T&D company may only own or operate facilities to transmit or distribute electricity.

      Accounting Impact of the Restructuring -- Regulatory Assets and
                                                ---------------------
Liabilities -- The financial statements of TXU Electric reflect regulatory
-----------
assets and liabilities under cost-based rate regulation in accordance with SFAS No. 71. As a result of the 1999 Restructuring Legislation, the electricity generation portion of TXU Electric's business no longer meets the criteria to apply regulatory accounting principles. Accordingly, application of SFAS No. 71 to the generation portion of TXU Electric's business was discontinued as of June 30, 1999. TXU Electric's T&D operations continue to meet the criteria for recognition of regulatory assets and liabilities. The 1999 Restructuring Legislation provides for the recovery of net generation-related regulatory assets existing at December 31, 1998. Such generation-related regulatory assets will be amortized as recovered through the Distribution portion of the business. In addition, fuel costs will be fully recoverable, subject to regulatory review, during the transition period that extends to January 1, 2002. As a result, management believes the economic benefit of all net regulatory assets related to the generation business will be recovered.

      Generation Production Assets -- TXU Electric anticipates that a portion of
      ----------------------------
the cost of its generation production assets and power purchase contracts may be identified as stranded costs under the legislation and become subject to a future quantification of the economic value of such assets in 2004. The 1999 Restructuring Legislation provides that 100% of such stranded costs will be recovered from customers. TXU Electric has performed an impairment analysis of generation assets under the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." SFAS No. 121 requires a company to forecast future net cash flows from operating the asset, on an undiscounted basis excluding carrying costs, and to compare the sum of those cash flows with the net carrying value of the asset. Under this test, if the undiscounted net cash flows exceed the net carrying value, no impairment exists for accounting purposes. TXU Electric has forecasted the net cash flows of its generating assets and determined that the undiscounted net cash flows exceed the net carrying value of those plants. Accordingly, for accounting purposes, there is no impairment. Generation-related plant assets at December 31, 1999 were approximately $9.7 billion, net of accumulated depreciation. See Note 13 for further details concerning mitigation impacts.

      Investment Tax Credits -- TXU Electric has unamortized deferred investment
      ----------------------
tax credits (ITCs) of approximately $426 million applicable to its generation business. The unamortized ITCs are temporary differences for which a deferred income tax asset has been recorded. Under regulatory accounting, a regulatory liability also has been recorded. It is uncertain under applicable regulations whether, and to what extent, the customers will ultimately benefit from the unamortized ITCs and/or the related regulatory liability. Upon final determination by the PUC, TXU Electric expects that the amount of unamortized ITCs not applicable to customers will be amortized over the remaining life of the generation plants. Also, upon final determination by the PUC, TXU Electric expects that the regulatory liability related to the ITCs that is not applicable to customers will be written off as an extraordinary credit to income.

4.    SHORT-TERM FINANCING

      TXU Electric had no borrowings from banks in 1999, 1998 or 1997 and no commercial paper outstanding in 1999 or 1998. TXU Electric's average commercial paper outstanding in 1997 was $37 million, with a weighted average interest rate of 5.61%. Average borrowings outstanding from affiliates were $161 million, $206 million and $158 million during 1999, 1998, and 1997, respectively, and the respective weighted average interest rates for such borrowings were 5.47%, 5.84% and 5.88%. At December 31, 1999, TXU Electric had $167 million of borrowings from affiliates outstanding at a rate of 6.24%.

      At December 31, 1999, TXU Corp., TXU Electric and TXU Gas Company have joint US dollar-denominated lines of credit under revolving credit facility agreements (US Credit Agreements) with a group of banking institutions. At December 31, 1999, TXU Electric had no borrowings outstanding under these facilities. The US Credit Agreements were amended and restated in February 2000 and have two facilities. Facility A provides for short-term borrowings aggregating up to $1.4 billion outstanding at any one time at variable interest rates and terminates February 23, 2001, but may be extended by up to one year. Facility B provides for short-term borrowings aggregating up to $1.4 billion outstanding at any one time at variable interest rates and terminates February 25, 2005. Facility B also provides for the issuance of up to $300 million of letters of credit. TXU Electric's borrowings under both facilities are limited to an aggregate of $1.25 billion outstanding at any one time.

5.    LONG-TERM DEBT

                                                                                                     December 31,
                                                                                               ---------------------
                                                                                                 1999          1998
                                                                                               ------        -------
First mortgage bonds, fixed rate (6.25% to 10.44% due 2001 to 2025)...................         $2,254        $2,276
Pollution control series:
    Brazos River Authority:
        Fixed rate (3.7% to 7.875% due 2021 to 2033)..................................            863           902
        Taxable series (6.090% due 2023) (a)..........................................             89           116
        Variable rate (3.54% to 5.85% due 2022 to 2034) (b) (c).......................            466           400
   Sabine River Authority of Texas:
        Fixed rate (5.55% to 8.25% due 2020 to 2022)..................................            199           199
        Variable rate (4.5% to 5.25% due 2022 to 2030) (c)............................            182           182
   Trinity River Authority of Texas:
        Flexible rate (5.28% to 5.55% due 2022 to 2032) (c)...........................             51            51
Secured medium-term notes, fixed rate (6.41% to 9.7% due 2001 to 2003)................            159           315
Debt assumed for purchase of utility plant (d)........................................            148           151
TXU Electric Floating Rate Debentures due 2000 (5.474%)...............................             --           350
TXU Electric 7.17% Senior Debentures due 2007.........................................            300           300
Unamortized premium and discount......................................................            (27)          (34)
                                                                                               ------        ------
             Total long-term debt, less amounts due currently.........................         $4,684        $5,208
                                                                                               ======        ======

______________________________
(a) Interest rates in effect at December 31, 1999 are presented. Taxable pollution control series are in a flexible rate mode. Series 1991D bonds due 2021 are secured by an irrevocable letter of credit with maturities in excess of one year. Series 1993 bonds due 2023 will be remarketed for periods of less than 270 days and are secured by an irrevocable letter of credit with maturities in excess of one year.
(b) Interest rates in effect at December 31, 1999 are presented. These series are in a flexible mode with varying interest rates and, while in such mode, will be remarketed for periods of less than 270 days and are secured by an irrevocable letter of credit with maturities in excess of one year.
(c) Interest rates in effect at December 31, 1999 are presented. These series are in a daily or multiannual mode with varying interest rates and are supported by either municipal bond insurance policies and standby bond purchase agreements or are secured by irrevocable letters of credit with maturities in excess of one year.
(d) In 1990, TXU Electric purchased the ownership interest in Comanche Peak of Tex-La Electric Cooperative of Texas, Inc. (Tex-La) and assumed debt of Tex-La payable over approximately 32 years. The assumption is secured by a mortgage on the acquired interest. TXU Corp. has guaranteed these payments.

      Certain variable rate debt of TXU Electric requires periodic remarketing. Because TXU Electric intends to remarket these obligations, and has the ability to refinance if necessary, they have been classified as long-term debt.

      Sinking fund and maturity requirements for the years 2000 through 2004 under long-term debt instruments outstanding at December 31, 1999, were as follows:

              Year
              ----
              2000 .........................................    $509
              2001 .........................................     221
              2002 .........................................     374
              2003 .........................................     308
              2004 .........................................     225

      TXU Electric's first mortgage bonds are secured by a mortgage and deed of trust with a major financial institution. Electric plant of TXU Electric is generally subject to the lien of its mortgage.

6. TXU ELECTRIC OBLIGATED, MANDATORILY REDEEMABLE, PREFERRED SECURITIES OF SUBSIDIARY TRUSTS HOLDING SOLELY JUNIOR SUBORDINATED EBENTURES OF TXU ELECTRIC (TRUST SECURITIES)

      Statutory business trusts have been established as wholly-owned financing subsidiaries (Trusts) of TXU Electric for the purpose of issuing trust securities and holding Junior Subordinated Debentures issued by TXU Electric (Debentures). TXU Electric Capital I and III Trust Securities have a liquidation preference of $25 per unit, and TXU Electric Capital IV and V Trust Securities have a liquidation preference of $1,000 per unit. The only assets of each Trust are Debentures of TXU Electric having a principal amount set forth under "Trust Assets" in the table below. The interest on Trust assets matches the distributions on the Trust Securities. Each Trust will use interest payments received on the Debentures it holds to make cash distributions on the Trust Securities it has issued.

      The Trust Securities are subject to mandatory redemption upon payment of the Debentures at maturity or upon redemption. The Debentures are subject to redemption, in whole or in part at the option of TXU Electric, at 100% of their principal amount plus accrued interest, after an initial period during which they may not be redeemed and at any time upon the occurrence of certain events. The carrying value of the Trust Securities is being increased periodically to equal the redemption amounts at the mandatory redemption dates with a corresponding increase in Trust Securities distributions.

      The statutory business trust subsidiaries of TXU Electric had Trust Securities outstanding as follows:

                                              Trust Securities                                      Trust Assets            Maturity
                            ------------------------------------------------------------  -------------------------------   --------
                                    Units (000's)                    Amount                       Amount
                            -----------------------------  -----------------------------  -------------------------------

                                1999     1998       1997      1999       1998     1997      1999        1998        1997
                                ----     ----       ----      ----       ----     ----      ----        ----        ----
TXU Electric Capital I
    (8.25% Series).........    5,871     5,871     5,871    $  141     $   141   $   141   $  155     $    155     $ 155      2030
TXU Electric Capital II
    (9.00% Series).........       --        --     1,991        --          --        47       --           --        52
TXU Electric Capital III
    (8.00% Series).........    8,000     8,000     8,000       194         194       194      206          206       206      2035
TXU Electric Capital IV
    (Floating Rate Trust
    Securities) (a)........      100       100       100        97          96        98      103          103       103      2037
TXU Electric Capital V
    (8.175% Series)........      400       400       400       392         392       395      412          412       412      2037
                              ------    ------    ------    ------     -------   -------   ------     --------     -----
        Total..............   14,371    14,371    16,362    $  824     $   823   $   875   $  876     $    876     $ 928
                              ======    ======    ======    ======     =======   =======   ======     ========     =====

(a) Floating rate is determined quarterly based on LIBOR. A related interest rate swap, expiring 2002, effectively fixes the rate on the TXU Electric Capital IV securities at 7.183%.

     TXU Electric owns the securities issued by its subsidiary trusts and has effectively issued a full and unconditional guarantee of such trusts' securities.

7.    PREFERRED STOCK

                                                                                        Redemption Price Per Share
                                                                                              (Before Adding
                                        Shares Outstanding           Amount               Accumulated Dividends)
Dividend Rate                              December 31,            December 31,             December 31, 1999
-------------                           ------------------     ----------------------   ---------------------------
                                         1999        1998       1999            1998
                                        ------       -----     ------          ------
                                       Thousands of Shares
Not Subject to Mandatory Redemption (a):
----------------------------------------

$ 4.00 to $5.08 series..................   379         379     $   38          $   38           $101.79 to $112.00
  7.98 series...........................   261         261         26              26                   (c)
  7.50 series (b).......................   308         308         30              30                   (c)
  7.22 series (b).......................   221         221         21              21                   (c)
                                         -----       -----     ------          ------
        Total........................... 1,169       1,169     $  115          $  115
                                         =====       =====     ======          ======

Subject to Mandatory Redemption (d)
-----------------------------------
$6.98 series............................   107         107     $   11          $   11                   (c)
 6.375 series...........................   100         100         10              10                   (c)
                                         -----       -----     ------          ------
        Total...........................   207         207     $   21          $   21
                                         =====       =====     ======          ======

______________________
(a) Cumulative, without par value, entitled upon liquidation to $100 a share; authorized 17,000,000 shares.
(b) The preferred stock series is the underlying preferred stock for depositary shares that were issued to the public. Each depositary share represents one quarter of a share of underlying preferred stock.
(c)  Preferred stock series is not redeemable at December 31, 1999.
(d) TXU Electric is required to redeem at a price of $100 per share plus accumulated dividends a specified minimum number of shares annually or semi-annually on the initial/next dates shown below. These redeemable shares may be called, purchased or otherwise acquired. Certain issues may not be redeemed at the option of TXU Electric prior to 2003. TXU Electric may annually call for redemption, at its option, an aggregate of up to twice the number of shares shown below for each series at a price of $100 per share plus accumulated dividends.

                                   Minimum Redeemable       Initial/Next Date of
               Series                   Shares              Mandatory Redemption
               ------              ------------------       --------------------
               $6.98                50,000 annually            July 1, 2003
                6.375               50,000 annually          October 1, 2003

     The carrying value of preferred stock subject to mandatory redemption is being increased periodically to equal the redemption amounts at the mandatory redemption dates with a corresponding increase in preferred stock dividends.

8.    COMMON STOCK EQUITY

      During the years ended December 31, 1999 and 1998, TXU Electric purchased and retired a total of 19.8 million and 19.3 million shares, respectively, of its issued and outstanding common stock from TXU Corp. at a total cost of $593 million and $578 million, respectively. In February 2000, TXU Electric purchased and retired approximately 2.6 million shares of its issued and outstanding common stock at a cost of $158 million.

      No shares of TXU Electric's common stock are held by or for its own account, nor are any shares of such capital stock reserved for its officers and employees or for options, warrants, conversions and other rights in connection therewith.

      The articles of incorporation, the mortgage of substantially all of TXU Electric's property and certain other debt instruments of TXU Electric contain provisions which, under certain conditions, restrict distributions on or acquisitions of common stock. At December 31, 1999, $13 million of retained earnings of TXU Electric were restricted as a result of such provisions.

9.    INCOME TAXES

      The components of the provision for income taxes are as follows:

                                                                                      Year Ended December 31,
                                                                                   ----------------------------
                                                                                   1999         1998       1997
                                                                                   ----         ----       ----
Charged (credited) to operating expenses
          Current:
          Federal................................................................    $274       $ 404       $ 283
          State..................................................................      16          29          44
                                                                                   ------      ------      ------
               Total.............................................................     290         433         327
                                                                                   ------      ------      ------
      Deferred:
          Federal:
              Depreciation differences and capitalized construction costs........      84         109         147
              Over/under-recovered fuel revenue..................................      46         (14)         10
              Other..............................................................     (52)        (17)        (43)
                                                                                   ------      ------      ------
                Total............................................................      78          78         114
                                                                                   ------      ------      ------
          State..................................................................      15          --          --
     Investment tax credits......................................................     (21)        (21)        (21)
                                                                                   ------      ------      ------
                Total to operating expenses......................................     362         490         420
                                                                                   ------      ------      ------
Charged (credited) to other income
          Current:
          Federal................................................................     (36)        (37)        (36)
          State..................................................................      (2)         (2)         (5)
                                                                                   ------      ------      ------
               Total.............................................................     (38)        (39)        (41)
                                                                                   ------      ------      ------
     Deferred:
          Federal:
              Regulatory disallowance............................................      31          32          34
              Other..............................................................      (1)          3          14
                                                                                   ------      ------      ------
               Total.............................................................      30          35          48
                                                                                   ------      ------      ------
          State..................................................................       2          --         (17)
                                                                                   ------      ------      ------
               Total to other income.............................................      (6)         (4)        (10)
                                                                                   ------      ------      ------
                      Total......................................................    $356       $ 486       $ 410
                                                                                   ======      ======      ======

      Reconciliation of income taxes computed at the federal statutory rate to provision for income taxes:

                                                                                        Year Ended December 31,
                                                                                    -----------------------------
                                                                                      1999      1998         1997
                                                                                      ----      ----         ----
Income before income taxes...................................................       $1,135    $1,284       $1,182
                                                                                    ======    ======       ======

Income taxes at the federal statutory rate of 35%............................        $ 397     $ 449        $ 413
     Depletion allowance.....................................................          (25)      (24)         (22)
     Amortization of investment tax credits..................................          (21)      (21)         (21)
     Amortization of tax rate differences....................................           (7)       (4)          (6)
     Amortization of prior flow-through amounts..............................            2        66           36
     State income taxes, net of federal tax benefit..........................           20        18           14
     Other...................................................................          (10)        2           (4)
                                                                                    ------    ------       ------
Provision for income taxes...................................................        $ 356     $ 486        $ 410
                                                                                    ======    ======       ======

Effective tax rate...........................................................          31%       38%          35%

      The components of TXU Electric's deferred tax assets and deferred tax liabilities are as follows:

                                                                                 December 31,
                                                      --------------------------------------------------------------------
                                                                 1999                                 1998
                                                      --------------------------------       -----------------------------
                                                      Total     Current     Noncurrent       Total   Current    Noncurrent
                                                      -----     -------     ----------       -----   -------    ----------
Deferred Tax Assets
    Unbilled revenues.........................       $   30      $   30         $   --      $   30    $   30        $   --
    Over/(under)-recovered fuel revenue.......          (14)        (14)            --          18        18            --
    Unamortized investment tax credits........          277          --            277         289        --           289
    Impairment of assets......................           72          --             72          72        --            72
    Regulatory disallowance...................          120          --            120         152        --           152
    Alternative minimum tax...................          424          --            424         424        --           424
    Tax rate differences......................           71          --             71          59        --            59
    Employee benefits.........................          111          --            111          94        --            94
    Mitigation and redirected depreciation....           66          --             66          --        --            --
    Deferred benefits of state income taxes...          189           4            185         178         9           169
    Other.....................................           12          (1)            13          33        11            22
    Deferred state income taxes...............           58           2             56          53         5            48
                                                      -----     -------     ----------       -----   -------    ----------
          Total deferred tax assets...........        1,416          21          1,395       1,402        73         1,329
                                                      =====     =======     ==========       =====   =======    ==========

Deferred Tax Liabilities
    Depreciation differences and capitalized
        construction costs....................        4,072          --          4,072       4,042        --         4,042
    Redemption of long-term debt..............          135          --            135         134        --           134
    Recoverable redirected depreciation.......           51          --             51          --        --            --
    Deferred charges for state income taxes...           23          --             23          18        --            18
    Other.....................................          103          --            103         125        --           125
    Deferred state income taxes...............          351          --            351         317        --           317
                                                      -----     -------     ----------       -----   -------    ----------
          Total deferred tax liability........        4,735          --          4,735       4,636        --         4,636
                                                      -----     -------     ----------       -----   -------    ----------
    Net Deferred Tax Liability (Asset)........       $3,319      $  (21)        $3,340      $3,234    $  (73)       $3,307
                                                      =====     =======     ==========       =====   =======    ==========

      At December 31, 1999, TXU Electric had approximately $424 million of alternative minimum tax credit carryforwards available to offset future tax payments.

      The IRS is currently auditing the consolidated Federal Income Tax returns of TXU Corp., which includes TXU Electric, for the years 1994 through 1996. In management's opinion, an adequate provision has been made for any future taxes that may be owed.

10.   RETIREMENT PLAN AND OTHER POSTRETIREMENT BENEFITS

      TXU Electric employees are covered by a defined benefit pensions plan that provides benefits based on years of service and average earnings. The projected benefit obligations for the pension plans with projected benefit obligations in excess of plan assets were $6 million as of December 31, 1999 and $7 million as of December 31, 1998. During 1999 certain TXU Electric employees were offered and accepted early retirement and settlement options resulting in curtailment losses and settlement gains. As these costs were recoverable, an offsetting regulatory asset was recorded.

                                                                                  1999        1998        1997
                                                                                  ----        ----        ----
Weighted-average assumptions:
Discount rate.............................................................         8.25%      7.00%        7.25%
Expected return on plan assets............................................         9.00%      9.00%        9.00%
Rate of compensation increase.............................................         4.30%      4.30%        4.30%

                                                                                     Year Ended December 31,
                                                                                 -----------------------------
                                                                                  1999        1998        1997
                                                                                  ----        ----        ----
Components of Net Pension Costs:
Service cost..............................................................       $   26      $  22        $  21
Interest cost.............................................................           64         60           61
Expected return on assets.................................................          (89)       (77)         (73)
Amortization of unrecognized prior service cost...........................            4          4            3
Amortization of net gain..................................................           (7)        (5)          (5)
Recognized settlement gains...............................................          (39)        --          (26)
Recognized termination benefits loss......................................           35         --           24
                                                                                 ------      -----        -----
    Net periodic pension cost.............................................       $   (6)     $   4        $   5
                                                                                 ======      =====        =====

                                                                                             Year Ended December 31,
                                                                                             -----------------------
                                                                                               1999           1998
                                                                                               ----           ----
Change in Pension Obligation:
Pension obligation at beginning of year.............................................           $  927        $  845
    Service cost....................................................................               26            22
    Interest cost...................................................................               64            60
    Actuarial (gain)/loss...........................................................             (128)           45
    Benefits paid...................................................................              (43)          (45)
    Curtailments....................................................................                8            --
    Settlements.....................................................................             (108)           --
    Special termination benefits....................................................               35            --
                                                                                               ------        ------
Pension obligation at end of year...................................................           $  781        $  927
                                                                                               ======        ======

Change in Plan Assets:
Fair value of assets at beginning of year...........................................           $1,226        $1,125
    Actual return on assets.........................................................               97           146
    Benefits paid...................................................................              (43)          (45)
    Settlements.....................................................................             (106)           --
                                                                                               ------        ------
Fair value of assets at end of year.................................................           $1,174        $1,226
                                                                                               ======        ======

Funded Status:
Pension obligation..................................................................           $ (781)       $ (927)
Fair value of assets................................................................            1,174         1,226
Unrecognized net transition asset...................................................               (2)           (2)
Unrecognized prior service cost.....................................................               29            33
Unrecognized net gain...............................................................             (499)         (417)
                                                                                               ------        ------
Accrued pension cost................................................................           $  (79)       $  (87)
                                                                                               ======        ======

Amounts Recognized in the Statement of Financial Position Consist of:
Accrued benefit liability...........................................................           $  (79)       $  (89)
Intangible asset....................................................................               --             1
Accumulated other comprehensive income..............................................               --             1
                                                                                               ------        ------
    Net amount recognized...........................................................           $  (79)       $  (87)
                                                                                               ======        ======

      In addition to the retirement plans, TXU Electric offers certain health care and life insurance benefits to substantially all of its employees and their eligible dependents at retirement. Benefits received vary in level depending on years of service and retirement dates.

                                                                                         1999       1998      1997
                                                                                         ----       ----      ----
Weighted-average assumptions:
Discount rate..................................................................           8.25%    7.00%       7.25%
Expected return on plan assets.................................................           8.49%    8.13%       7.50%

                                                                                          Year Ended December 31,
                                                                                        ---------------------------
                                                                                         1999       1998      1997
                                                                                         ----       ----      ----
Components of Net Periodic Postretirement Benefit Costs:
Service cost...................................................................         $   14   $   10       $   7
Interest cost..................................................................             31       26          31
Expected return on assets......................................................             (9)      (8)         (6)
Amortization of unrecognized net transition obligation.........................              9       14          14
Amortization of net loss.......................................................              5        1           1
Recognized curtailment loss....................................................             17       --           4
                                                                                        ------   ------       -----
     Net postretirement benefit cost...........................................         $   67   $   43       $  51
                                                                                        ======   ======       =====

Change in Postretirement Benefit Obligation:
Benefit obligation at beginning of year........................................         $  454   $  367
    Service cost...............................................................             14       10
    Interest cost..............................................................             31       26
    Participant contributions..................................................              3        5
    Actuarial (gain)/loss......................................................            (93)      76
    Benefits paid..............................................................            (25)     (30)
    Curtailments...............................................................             12       --
                                                                                        ------   ------
Benefit obligation at end of year..............................................         $  396   $  454
                                                                                        ======   ======

Change in Plan Assets:
Fair value of assets at beginning of year......................................         $  104   $   82
    Actual return on assets....................................................             24       14
    Employer contributions.....................................................             31       31
    Participant contributions..................................................              3        2
    Benefits paid..............................................................            (25)     (25)
                                                                                        ------   ------
Fair value of assets at end of year............................................         $  137   $  104
                                                                                        ======   ======

Funded Status:
Benefit obligation.............................................................         $ (396)  $ (454)
Fair value of assets...........................................................            137      104
Unrecognized transition obligation.............................................            115      128
Unrecognized net loss..........................................................              1      114
                                                                                        ------   ------
Accrued postretirement benefit cost............................................         $ (143)  $ (108)
                                                                                        ======   ======

      The expected increase in costs of future benefits covered by the postretirement benefit plans is projected using a health care cost trend rate of 5% in 2000 and thereafter. A one percentage point increase in the assumed health care cost trend rate in each future year would increase the accumulated postretirement benefit obligation at December 31, 1999 by approximately $41 million, and other postretirement benefits cost for 1999 by approximately $5.8 million.

11.   DERIVATIVE INSTRUMENTS

      TXU Electric enters into derivative instruments, primarily swaps, for non-trading purposes only. Gains and losses on non-trading derivative instruments effective as hedges are deferred and recorded as a component of the underlying transaction when settled.

      Interest Rate Risk Management -- TXU Electric is exposed to the market risk inherent in fixed rate debt securities and the cash flow risk inherent in variable rate securities. The interest rate exposure is managed through the use of interest rate swaps. The terms of the swap outstanding at December 31, 1999 and the underlying hedged security are in Note 6.

      Energy Price Risk Management -- As a result of continued regulation, TXU Electric has minimal exposure to energy price risk, therefore, its use of derivative instruments is limited.

      Credit Risk -- Credit risk relates to the risk of loss that TXU Electric would incur as a result of nonperformance by counterparties to their respective derivative instruments. TXU Electric maintains credit policies with regard to its counterparties that management believes significantly minimize overall credit risk. TXU Electric generally does not obtain collateral to support the agreements but establishes credit limits and monitors the financial viability of counterparties. In the event a counterparty's credit rating declines, TXU Electric may apply certain remedies, if considered necessary. TXU Electric believes the risk of nonperformance by counterparties is minimal.

12.   FAIR VALUE OF FINANCIAL INSTRUMENTS

      The carrying amounts and related estimated fair values of TXU Electric's significant financial instruments are as follows:

                                                                        December 31, 1999     December 31, 1998
                                                                       -------------------    -----------------
                                                                        Carrying    Fair      Carrying     Fair
                                                                         Amount     Value      Amount     Value
                                                                         ------     -----      ------     -----
 On balance sheet assets (liabilities)
    Long-term debt (including current maturities).................      $(5,193)  $(5,186)    $(5,741)  $(6,045)
    TXU Electric obligated, mandatorily redeemable, preferred
        securities of subsidiary trusts holding solely junior
        subordinated debentures of TXU Electric
                                                                           (824)     (742)       (823)     (862)
    Preferred stock subject to mandatory redemption...............          (21)      (21)        (21)      (21)
Off balance sheet assets (liabilities)
    Financial guarantees..........................................           --       (78)         --       (96)
    Interest rate swap............................................           --         1          --        (4)

      The fair values of long-term debt and preferred stock subject to mandatory redemption are estimated at the lesser of either the call price or the market value as determined by quoted market prices, where available, or, where not available, at the present value of future cash flows discounted at rates consistent with comparable maturities with similar credit risk. The fair value of Trust Securities is based on quoted market prices. The carrying amounts for financial assets classified as current assets and the carrying amounts for financial liabilities classified as current liabilities approximate fair value due to the short maturity of such instruments.

      Other investments primarily include deposits in an external trust fund for nuclear decommissioning of Comanche Peak, which is carried at market value. The trust fund is invested primarily in fixed income debt and equity securities, which are considered as available-for-sale. Any unrealized gains or losses are treated as regulatory assets or regulatory liabilities, respectively.

      The fair value of the financial guarantees is based on the present value of the instruments' approximate cash flows discounted at the year-end risk free rate for issues of comparable maturities adjusted for credit risk. Fair values for interest rate swaps are based either on quotes or the cost to terminate the agreements. The fair values of other financial instruments for which carrying amounts and fair values have not been presented are not materially different than their related carrying amounts.

13.   REGULATION AND RATES

      Docket 9300 -- The PUC's final order (Order) in connection with TXU Electric's January 1990 rate increase request (Docket 9300) was ultimately reviewed by the Supreme Court of Texas (Supreme Court). As a result, an aggregate of $909 million of disallowances with respect to TXU Electric's reacquisitions of minority owners' interests in Comanche Peak, which had previously been recorded as a charge to TXU Electric's earnings, has been remanded to the District Court with instructions that it be remanded to the PUC for reconsideration on the basis of a prudent investment standard. On remand, the PUC also was required to reevaluate the appropriate level of TXU Electric's construction work in progress included in rate base in light of its financial condition at the time of the initial hearing. In connection with the settlement of Docket 18490, proceedings in the remand of Docket 9300 have been stayed. TXU Electric cannot predict the outcome of the reconsideration of the Order on remand by the PUC.

      Docket 18490 -- The PUC approved the non-unanimous stipulation filed on December 17, 1997 by TXU Electric, together with the General Counsel of the PUC, the Office of Public Utility Counsel and various other parties interested in TXU Electric's rates and services. The stipulation, modified to incorporate changes made by the PUC, resulted in base rate credits beginning January 1, 1998, of 4% for residential customers, 2% for general service secondary customers and 1% for all other retail customers, and additional base rate credits for residential customers of 1.4% beginning January 1, 1999. Certain parties that did not sign the stipulation have appealed the PUC's approval by filing suit in state district court. TXU Electric cannot predict the outcome of these appeals.

      In accordance with the stipulation, from January 1, 1998 through June 30, 1999, earnings in excess of the earnings cap were recorded as additional depreciation of nuclear production assets, and a reclassification of depreciation expense was made from T&D to nuclear production assets. As discussed in Note 3, application of regulatory accounting principles to the generation portion of TXU Electric's business was discontinued as of June 30, 1999. Effective July 1, 1999, earnings in excess of the earnings cap imposed by the 1999 Restructuring Legislation were recorded as a reduction of revenues, with a corresponding regulatory liability recorded. Upon final PUC determination, the regulatory liability associated with earnings in excess of the earnings cap will be applied against TXU Electric's stranded generation assets as determined under the 1999 Restructuring Legislation's market valuation criteria or refunded to customers.

      Additionally, effective July 1, 1999, TXU Electric ceased the reclassification of T&D depreciation expense to nuclear production assets. Instead, an amount equal to T&D depreciation expense for the period was recorded as a regulatory asset, which will be amortized as it is recovered through the Distribution portion of the business. An equivalent amount was recorded as a regulatory liability which will be applied against TXU Electric's stranded generation assets as determined under the 1999 Restructuring Legislation's market valuation criteria or refunded to customers.

      For 1999, TXU Electric recorded $52 million as additional depreciation of nuclear production assets and $92 million as a reduction of revenues as a result of earnings in excess of the earnings cap, compared with $170 million of additional depreciation of nuclear production assets for the same period in 1998. In addition, depreciation expense of $95 million for the first six months of 1999 was reclassified from T&D to nuclear production assets and a regulatory asset of $97 million equivalent to T&D depreciation expense was recorded for the last half of 1999 according to the accounting treatment discussed above. Also, $49 million of Transmission redirected depreciation has been reclassified as a regulatory asset to conform with the 1999 Restructuring Legislation. In 1998, depreciation expense of $183 million was reclassified from T&D to nuclear production assets. Including deferred income tax effects, mitigation as a result of the earnings cap reduced net income by $90 million in 1999 and $143 million in 1998.

      In August 1999, the Texas Court of Appeals issued a judgment declaring invalid PUC rules governing open-access wholesale transmission service. These rules, adopted in February 1996, guaranteed open-access wholesale transmission service by electric utilities in the Electric Reliability Council of Texas (ERCOT) to other utilities and non-utility power suppliers, and established a rate formula to determine access charges for the transmission of wholesale electricity. In its decision, the court concluded that the PUC lacks the statutory authority to establish transmission access rates, and therefore rendered the transmission rules invalid. Several interested parties and the PUC filed motions for rehearing with the Court of Appeals, asking the court to reverse its decision and to recognize the PUC's authority to set wholesale transmission rates in ERCOT. In January 2000, a judgment was rendered on the motions for rehearing by the Texas Court of Appeals, declaring that certain subsections of the open-access rules are invalid, while still concluding that the PUC lacks statutory authority to establish transmission access rates. TXU Electric is unable to predict the impact of this judgment on open-access transmission rates at this time.

      Code of Conduct Rules -- In November 1999, the PUC adopted new rules implementing the code of conduct provisions of the 1999 Restructuring Legislation. The PUC's rules govern a utility's interactions with its competitive affiliates and require a utility to provide all market participants nondiscriminatory access to its regulated products and services. Additionally, the rules prohibit a utility from subsidizing activities of an affiliate.

      Separation Plan -- On January 10, 2000, TXU Electric filed with the PUC its business separation plan as required by the 1999 Restructuring Legislation. This plan indicates how TXU Electric proposes to separate the provision of competitive energy services from its regulated business activities by September 1, 2000 and how it plans to unbundle into a power generation company, a retail electric provider, and a regulated T&D utility by January 1, 2002. Although the legal structure of these entities is not known at this time, TXU Electric anticipates utilizing separate affiliated companies owned by a common holding company.

      Separation Costs -- On or before April 1, 2000, each electric utility must file with the PUC a separation of its costs into competitive and regulated components, proposed tariffs for its proposed T&D utility, and an initial estimate of its generation-related stranded costs.

14.   COMMITMENTS AND CONTINGENCIES

      Clean Air Act -- The Federal Clean Air Act, as amended (Clean Air Act) includes provisions which, among other things, place limits on the sulfur dioxide emissions produced by generating units. TXU Electric's capital requirements have not been significantly affected by the requirements of the Clean Air Act.

      Purchased Power Contracts -- TXU Electric has entered into purchased power contracts to purchase power from utilities and independent power producers through the year 2005. These contracts provide for capacity payments subject to performance standards and energy payments based on the actual power taken under contract. Capacity payments under these contracts for the years ended December 31, 1999, 1998 and 1997 were $227 million, $243 million and $237 million, respectively.

      Assuming operating standards are achieved, future capacity payments under the agreements are estimated as follows:

Year
----
2000.....................................................            $203
2001.....................................................             203
2002.....................................................             123
2003.....................................................              70
2004.....................................................              38
Thereafter...............................................              29
                                                                     ----
     Total capacity payments.............................            $666
                                                                     ====

      Leases -- TXU Electric has entered into operating leases covering various facilities and properties including generating plants, combustion turbines, transportation, mining equipment, data processing equipment and office space. Certain of these leases contain renewal and purchase options and residual value guarantees. Lease costs charged to operating expense for the years ended December 31, 1999, 1998 and 1997 were $89 million, $68 million and $66 million, respectively.

      At December 31, 1999, future minimum lease commitments under operating leases that have initial or remaining noncancellable lease terms in excess of one year as of December 31, 1999, were as follows:

Year
----
2000.....................................................           $ 33
2001.....................................................             44
2002.....................................................             38
2003.....................................................             30
2004.....................................................             29
Thereafter...............................................            407
                                                                    ----
     Total future minimum lease payments.................           $581
                                                                    ====

      Financial Guarantees -- TXU Electric has entered into contracts with public agencies to purchase cooling water for use in the generation of electric energy and has agreed, in effect, to guarantee the principal, $24 million at December 31, 1999, and interest on bonds issued to finance the reservoirs from which the water is supplied. The bonds mature at various dates through 2011 and have interest rates ranging from 5-1/2% to 7%. TXU Electric is required to make periodic payments equal to such principal and interest, including amounts assumed by a third party and reimbursed to TXU Electric, of $4 million annually for the years 2000 through 2003, and $7 million for 2004. Annual payments made by TXU Electric, net of amounts assumed by a third party under such contracts, for 1999, 1998 and 1997 were $4 million each year. In addition, TXU Electric is obligated to pay certain variable costs of operating and maintaining the reservoirs. TXU Electric has assigned to a municipality all contract rights and obligations of TXU Electric in connection with $53 million remaining principal amount of bonds at December 31,

1999, issued for similar purposes which had previously been guaranteed by TXU Electric. TXU Electric is, however, contingently liable in the unlikely event of default by the municipality.

      Nuclear Insurance -- With regard to liability coverage, the Price-Anderson Act (Act) provides financial protection for the public in the event of a significant nuclear power plant incident. The Act sets the statutory limit of public liability for a single nuclear incident currently at $9.5 billion and requires nuclear power plant operators to provide financial protection for this amount. As required, TXU Electric provides this financial protection for a nuclear incident at Comanche Peak resulting in public bodily injury and property damage through a combination of private insurance and industry-wide retrospective payment plans. As the first layer of financial protection, TXU Electric has purchased $200 million of liability insurance from American Nuclear Insurers (ANI), which provides such insurance on behalf of a major stock insurance company pool, Nuclear Energy Liability Insurance Association. The second layer of financial protection is provided under an industry-wide retrospective payment program called Secondary Financial Protection (SFP).

      Under the SFP, each operating licensed reactor in the United States is subject to an assessment of up to $88 million, subject to increases for inflation every five years, in the event of a nuclear incident at any nuclear plant in the United States. Assessments are limited to $10 million per operating licensed reactor per year per incident. All assessments under the SFP are subject to a 3% insurance premium tax which is not included in the amounts above.

      With respect to nuclear decontamination and property damage insurance, Nuclear Regulatory Commission (NRC) regulations require that nuclear plant license-holders maintain not less than $1.1 billion of such insurance and require the proceeds thereof to be used to place a plant in a safe and stable condition, to decontaminate it pursuant to a plan submitted to and approved by the NRC before the proceeds can be used for plant repair or restoration or to provide for premature decommissioning. TXU Electric maintains nuclear decontamination and property damage insurance for Comanche Peak in the amount of $4.0 billion, above which TXU Electric is self-insured. The primary layer of coverage of $500 million is provided by Nuclear Electric Insurance Limited
(NEIL), a nuclear electric utility industry mutual insurance company. The remaining coverage includes premature decommissioning coverage and is provided by ANI in the amount of $500 million and additional insurance from NEIL in the amount of $3.0 billion. TXU Electric is subject to a maximum annual assessment from NEIL of $13.5 million in the event NEIL's losses under this type of insurance for major incidents at nuclear plants participating in these programs exceed the mutual's accumulated funds and reinsurance.

      TXU Electric maintains Extra Expense Insurance through NEIL to cover the additional costs of obtaining replacement power from another source if one or both of the units at Comanche Peak are out of service for more than twelve weeks as a result of covered direct physical damage. The coverage provides for weekly payments of $3.5 million for the first fifty-two weeks and $2.8 million for the next 110 weeks for each outage, respectively, after the initial twelve-week period. The total maximum coverage is $490 million per unit. The coverage amounts applicable to each unit will be reduced to 80% if both units are out of service at the same time as a result of the same accident. Under this coverage, TXU Electric is subject to a maximum annual assessment of $4 million per year.

      Nuclear Decommissioning and Disposal of Spent Fuel -- TXU Electric has established a reserve, charged to depreciation expense and included in accumulated depreciation, for the decommissioning of Comanche Peak, whereby decommissioning costs are being recovered from customers over the life of the plant and deposited in external trust funds (included in other investments). At December 31, 1999, such reserve totaled $167 million, which includes an accrual of $18 million for the year ended December 31, 1999. As of December 31, 1999, the market value of deposits in the external trust for decommissioning of Comanche Peak was $244 million, including unrealized gains of $78 million. Any difference between the market value of the external trust fund and the decommissioning reserve, that represents unrealized gains or losses of the trust fund, is treated as a regulatory asset or a regulatory liability. Realized earnings on funds deposited in the external trust are recognized in the reserve. Based on a site-specific study completed during 1997 using the prompt dismantlement method and 1997 dollars, decommissioning costs for Comanche Peak Unit 1 and for Unit 2 and common facilities were estimated to be $271 million and $404 million, respectively.

      Decommissioning activities are projected to begin in 2030 for Comanche Peak Unit 1 and 2033 for Unit 2 and common facilities. TXU Electric is recovering decommissioning costs based upon a 1992 site-specific study through rates placed in effect under its January 1993 rate increase request. Actual decommissioning costs are expected to differ from estimates due to changes in the assumed dates of decommissioning activities, regulatory requirements, technology and costs of labor, materials and equipment. In addition, the marketable fixed income debt and equity securities in which assets of the external trust are invested are subject to interest rate and equity price sensitivity.

      TXU Electric has a contract with the United States Department of Energy
(DOE) for the future disposal of spent nuclear fuel. The DOE has not begun acceptance of spent nuclear fuel. TXU Electric's onsite spent nuclear fuel storage capability is sufficient to accommodate the operation of Comanche Peak through the year 2017, while fully maintaining the capability to off-load the core of one of the nuclear-fueled generating units. Additional approval from the NRC will be required to utilize this full storage capability. TXU Electric is currently pursuing options for utilizing a larger portion of the full storage capability, subject to approval by the NRC. TXU Electric is unable to predict what impact, if any, the DOE delay will have on TXU Electric's future operations. The disposal fee is at a cost to TXU Electric of one mill per kilowatt-hour of Comanche Peak net generation and is included in nuclear fuel expense.

      General -- In addition to the above, TXU Electric is involved in various other legal and administrative proceedings which the ultimate resolution, in the opinion of management, should not have a material effect upon its financial position, results of operations or cash flows.

15.    SUPPLEMENTARY FINANCIAL INFORMATION

      Sale of Receivables and Other Receivable Financing -- TXU Electric has facilities with financial institutions whereby it is entitled to sell and such financial institutions may purchase, on an ongoing basis, undivided interests in customer accounts receivable representing up to an aggregate of $500 million. Additional receivables are continually sold to replace those collected. At December 31, 1999 and 1998, accounts receivable of TXU Electric was reduced by $500 million and $450 million, respectively, to reflect the sales of such receivables to financial institutions under such agreements.

      Significant regulatory assets and liabilities are as follows:

                                                                                                  December 31,
                                                                                               --------------------
                                                                                               1999            1998
                                                                                               ----            ----
Regulatory Assets
Securities reacquisition costs........................................................        $  431         $  432
Recoverable redirected depreciation...................................................           146             --
Rate case costs.......................................................................            55             54
Litigation and settlement costs.......................................................            73             73
Voluntary retirement/severance  program...............................................            94             90
Recoverable deferred income taxes-- net...............................................         1,558          1,623
Other regulatory assets...............................................................            63             46
                                                                                              ------         ------
    Total regulatory assets...........................................................         2,420          2,318
                                                                                              ------         ------

Regulatory Liabilities
Liability to be applied to stranded generation assets.................................           189             --
ITC and protected excess deferred taxes...............................................           389            414
Other regulatory liabilities..........................................................            89             69
Reserve for regulatory disallowances..................................................            73             73
                                                                                              ------         ------
    Total regulatory liabilities......................................................           740            556
                                                                                              ------         ------

    Net regulatory assets.............................................................        $1,680         $1,762
                                                                                              ======         ======

      Affiliates -- The schedule below details TXU Electric's significant billings to and from affiliates for services rendered and interest on short-term financings:

                                                                                        Year Ended December 31,
                                                                                      ---------------------------
                                                                                      1999      1998         1997
                                                                                      ----      ----         ----
Billings from:
     TXU Business Services...............................................            $ 252     $  248       $ 271
     TXU Fuel............................................................              997      1,019         996
     TXU Mining..........................................................              358        360         355
     TXU SESCO...........................................................                1          1           1
Billings to:
     TXU Gas.............................................................               92        107          --
     TXU SESCO...........................................................                3         23          35
     TXU Fuel............................................................               --         --           1

      Cash Payments -- The schedule below details TXU Electric's supplemental cash flow information:

                                                                              Year Ended December 31,
                                                                            -------------------------
                                                                            1999       1998      1997
                                                                            ----       ----      ----
     Interest (net of amounts capitalized)...............................   $464        $508     $537
     Income taxes........................................................    324         374      232

      Quarterly Information (unaudited) -- In the opinion of TXU Electric, the information below includes all adjustments (constituting only normal recurring accruals) necessary for a fair statement of such amounts. Quarterly results are not necessarily indicative of expectations for a full year's operations because of seasonal and other factors, including rate changes, variations in maintenance and other operating expense patterns, and the charges for regulatory disallowances. Certain quarterly information has been reclassified to conform to the current year presentation.

                                                                                                 Consolidated
                                                Operating Revenues       Operating Income         Net Income
                                                ------------------       ----------------         ----------
Quarter Ended                                    1999        1998         1999       1998       1999     1998
-------------                                    ----        ----         ----       ----       ----     ----
March 31...................................     $1,285      $1,332       $ 233      $ 271       $106    $ 137
June 30....................................      1,503       1,665         290        343        162      204
September 30...............................      2,059       2,124         543        499        434      365
December 31................................      1,360       1,367         183        220         77       92
                                                ------      ------      ------     ------       ----    -----
                                                $6,207      $6,488      $1,249     $1,333       $779    $ 798
                                                ======      ======      ======     ======       ====    =====

16.   SUBSEQUENT EVENT (Unaudited)

      In October 1999, TXU Electric filed a petition with the PUC for a financing order (Docket No. 21527) to securitize $1.65 billion of its generation-related regulatory assets and other qualified costs in accordance with the 1999 Restructuring Legislation. TXU Electric would issue transition bonds securitizing a component of future revenues. The proceeds received by TXU Electric are to be used solely for the purposes of retiring utility debt and equity. On March 1, 2000, the PUC rejected TXU Electric's request for securitization of the $1.65 billion and authorized securitization of only $357 million. TXU Electric believes this ruling is inconsistent with the 1999 Restructuring Legislation and announced that it will pursue an appeal to the Travis County, Texas District Court following the receipt of a final order evidencing such ruling from the PUC. TXU Electric expects that any difference between the $1.65 billion and the amount finally authorized will continue to be deferred until securitization of generation-related assets is addressed in 2002. TXU Electric is unable to predict the outcome of these proceedings.

                   TXU ELECTRIC EXHIBITS FOR 1999 FORM 10-K
                                                                      Appendix B

             Previously Filed*
          -----------------------
           With
           File             As
Exhibits  Number          Exhibit
--------  ------          -------
3(a)      0-11442          4        -  Articles of Amendment, effective June 14, 1999
          Form 10-Q                    to the Articles of Incorporation of TXU Electric.
          (Quarter ended
          June 30, 1999)
3(b)      0-11442                   -  Bylaws of TXU Electric, as restated August 1, 1999.
          Form 10-Q
          (Quarter ended
          June 30, 1999)
4(a)      2-90185          4(a)     -  Mortgage and Deed of Trust, dated as of December 1, 1983, between TXU Electric and Irving Trust Company (now The
                                       Bank of New York), Trustee.
4(a)(1)                             -  Supplemental Indentures to Mortgage and Deed of Trust:

                                       Number                 Dated
                                       ------                 -----
          2-90185          4(b)        First               April 1, 1984
          2-92738          4(a)-1      Second              September 1, 1984
          2-97185          4(a)-1      Third               April 1, 1985
          2-99940          4(a)-1      Fourth              August 1, 1985
          2-99940          4(a)-2      Fifth               September 1, 1985
          33-01774         4(a)-2      Sixth               December 1, 1985
          33-9583          4(a)-1      Seventh             March 1, 1986
          33-9583          4(a)-2      Eighth.             May 1, 1986
          33-11376         4(a)-1      Ninth               October 1, 1986
          33-11376         4(a)-2      Tenth               December 1, 1986
          33-11376         4(a)-3      Eleventh            December 1, 1986
          33-14584         4(a)-1      Twelfth             February 1, 1987
          33-14584         4(a)-2      Thirteenth          March 1, 1987
          33-14584         4(a)-3      Fourteenth          April 1, 1987
          33-24089         4(a)-1      Fifteenth           July 1, 1987
          33-24089         4(a)-2      Sixteenth           September 1, 1987
          33-24089         4(a)-3      Seventeenth         October 1, 1987
          33-24089         4(a)-4      Eighteenth          March 1, 1988
          33-24089         4(a)-5      Nineteenth          May 1, 1988
          33-30141         4(a)-1      Twentieth           September 1, 1988
          33-30141         4(a)-2      Twenty-first        November 1, 1988
          33-30141         4(a)-3      Twenty-second       January 1, 1989
          33-35614         4(a)-1      Twenty-third        August 1, 1989
          33-35614         4(a)-2      Twenty-fourth       November 1, 1989
          33-35614         4(a)-3      Twenty-fifth        December 1, 1989
          33-35614         4(a)-4      Twenty-six          February 1, 1990
          33-39493         4(a)-1      Twenty-seventh      September 1, 1990
          33-39493         4(a)-2      Twenty-eighth       October 1, 1990
          33-39493         4(a)-3      Twenty-ninth        October 1, 1990
          33-39493         4(a)-4      Thirtieth           March 1, 1991
          33-45104         4(a)-1      Thirty-first        May 1, 1991
          33-45104         4(a)-2      Thirty-second       July 1, 1991
          33-46293         4(a)-1      Thirty-third        February 1, 1992
          33-49710         4(a)-1      Thirty-fourth       April 1, 1992
          33-49710         4(a)-2      Thirty-fifth        April 1, 1992

                 Previously Filed*
             -------------------------
              With
              File               As
Exhibits     Number            Exhibit                 Number                         Dated
--------     ------            -------                 ------                         -----
             33-49710          4(a)-3                  Thirty-sixth                 June 1, 1992
             33-49710          4(a)-4                  Thirty-seventh               June 1, 1992
             33-57576          4(a)-1                  Thirty-eighth                August 1, 1992
             33-57576          4(a)-2                  Thirty-ninth                 October 1, 1992
             33-57576          4(a)-3                  Fortieth                     November 1, 1992
             33-57576          4(a)-4                  Forty-first                  December 1, 1992
             33-60528          4(a)-1                  Forty-second                 March 1, 1993
             33-64692          4(a)-1                  Forty-third                  April 1, 1993
             33-64692          4(a)-2                  Forty-fourth                 April 1, 1993
             33-64692          4(a)-3                  Forty-fifth                  May 1, 1993
             33-68100          4(a)-1                  Forty-sixth                  July 1, 1993
             33-68100          4(a)-3                  Forty-seventh                October 1, 1993
             33-68100          4(a)-4                  Forty-eighth                 November 1, 1993
             33-68100          4(a)-5                  Forty-ninth                  May 1, 1994
             33-68100          4(a)-6                  Fiftieth                     May 1, 1994
             33-68100          4(a)-7                  Fifty-first                  August 1, 1994
             0-11442           99                      Fifty-second                 April 1, 1995
             Form 10-Q
             (Quarter ended
             March 31, 1995)
             0-11442           99                      Fifty-third                  June 1, 1995
             Form 10-Q
             (Quarter ended
             June 30, 1995)
             0-11442           4                       Fifty-fourth                 October 1, 1995
             Form 8-K (Dated
             September 26,
             1995)
             0-11442           4(a)                    Fifty-fifth                  March 1, 1996
             Form 10-Q
             (Quarter ended
             March 31, 1996)
             0-11442           4(a)                    Fifty-sixth                  September 1, 1996
             Form 10-Q
             (Quarter ended
             September 30,
             1996)
             33-83976          4(g)                    Fifty-seventh                February 1, 1997
             0-11442           4(b)                    Fifty -eighth                July 1, 1997
             Form 10-Q
             (Quarter ended
             June 30, 1997)
4(b)                                     -  Agreement to furnish certain debt instruments.
4(c)         33-68104          4(b)-17   -  Deposit Agreement between TXU Electric and Chemical Bank, dated as of August 4, 1993.
4(d)         0-11442           4(e)      -  Deposit Agreement between TXU Electric and Chemical Bank,
             Form 10-K                      dated as of October 14, 1993.
             (1993)
4(e)         0-11442           4(f)      -  Indenture (For Unsecured Subordinated  Debt  Securities
             Form 10-K                      relating to Trust Securities), dated as of December 1, 1995,
             (1995)                         between TXU Electric and The Bank of New York, as Trustee.

                 Previously Filed*
             ------------------------
              With
              File              As
Exhibits     Number           Exhibit
--------     ------           -------
4(f)         0-11442          4(g)     -  Amended and Restated Trust Agreement, dated as of December
             Form 10-K                    12, 1995 between TXU Electric, as Depositor, and The Bank
             (1995)                       of New York, The Bank of New York (Delaware) and the
                                          Administrative Trustees thereunder as trustees for TXU
                                          Electric Capital I.
4(g)         0-11442          4(h)     -  Guarantee Agreement with respect to TXU Electric Capital I,
             Form 10-K                    dated as of December 12, 1995, between TU Electric, as
             (1995)                       Guarantor, and The Bank of New York, as Trustee.
4(h)         0-11442          4(i)     -  Agreement as to Expenses and Liabilities, dated as of December
             Form 10-K                    12, 1995, between TXU Electric and TXU Electric Capital I.
             (1995)
4(i)         0-11442          4(j)     -  Officer's Certificate, dated as of December 12, 1995,
             Form 10-K                    establishing the  terms of the Junior Subordinated Debentures
             (1996)                       issued in connection with the preferred securities of TU
                                          Electric Capital I.
4(j)         0-11442          4(m)     -  Amended and Restated Trust Agreement, dated as of December 13, 1995,
             Form 10-K                    between TXU Electric, as Depositor, and The Bank of New York,
             (1995)                       The Bank of New York (Delaware), and the Administrative Trustees
                                          thereunder, as Trustees for TXU Electric Capital III.
4(k)         0-11442          4(n)     -  Guarantee Agreement with respect to TXU Electric Capital III,
             Form 10-K                    dated as of December 13, 1995, between TU Electric, as
             (1995)                       Guarantor, and The Bank of New York, as Trustee.
4(l)         0-11442          4(o)     -  Agreement as to Expenses and Liabilities, dated  as of
             Form 10-K                    December 13, 1995, between TU Electric and TXU Electric
             (1995)                       Capital III.
4(m)         0-11442          4(r)     -  Officer's Certificate, dated as of December 13, 1995,
             Form 10-K                    establishing the terms of the Junior Subordinated Debentures
             (1996)                       issued in connection with the preferred securities of TXU
                                          Electric Capital III.
4(n)         0-11442          4(s)     -  Amended and Restated Trust Agreement, dated as of January
             Form 10-K                    30, 1997, between TXU Electric, as Depositor, and The Bank
             (1996)                       of New York (Delaware), and the Administrative Trustee as
                                          thereunder, as Trustees for TXU Electric Capital IV.
4(o)         0-11442          4(t)     -  Guarantee Agreement with respect to TXU Electric Capital IV,
             Form 10-K                    dated as of January 30, 1997, between TXU Electric, as
             (1996)                       Guarantor and The Bank of New York, as Trustee.
4(p)         0-11442          4(u)     -  Agreement as to Expenses and Liabilities, dated as of January
             Form 10-K                    30, 1997, between TXU Electric and TXU Electric Capital IV.
             (1996)
4(q)         0-11442          4(v)     -  Officer's Certificate, dated as of January 30, 1997, establishing
             Form 10-K                    the terms of the Junior Subordinated Debentures issued in
             (1996)                       connection with the preferred securities of TXU Electric Capital
                                          IV.
4(r)         0-11442          4(w)     -  Amended and Restated Trust Agreement, dated as of January
             Form 10-K                    30, 1997, between TXU Electric, as Depositor, and The Bank
             (1996)                       of New York (Delaware), and the Administrative Trustee
                                          thereunder, as Trustees for TXU Electric Capital V.
4(s)         0-11442          4(x)     -  Guarantee Agreement with respect to TXU Electric Capital V,
             Form 10-K                    dated as of January 30, 1997, between TXU Electric, as
             (1996)                       Guarantor, and The Bank of New York, as Trustee.

                 Previously Filed*
             ------------------------
              With
              File              As
Exhibits     Number           Exhibit
--------     ------           -------
4(t)         0-11442          4(y)     -  Agreement as to Expenses and Liabilities, dated as of January
             Form 10-K                    30, 1997, between TXU Electric and TXU Electric Capital V.
             (1996)
4(u)         0-11442          4(z)     -  Officer's Certificate, dated as of January 30, 1997, establishing
             Form 10-K                    the terms of the Junior Subordinated Debentures issued in
             (1996)                       connection with the preferred securities of TXU Electric Capital V.
4(v)         0-11442          4(a)     -  Indenture (For Unsecured Debt Securities), dated as of August
             Form 10-Q                    1, 1997, between TXU Electric and The Bank of New York.
             (Quarter ended
             Sept. 30, 1997)
4(w)         0-11442          4(b)     -  Officer's Certificate establishing the TXU Electric 7.17%
             Form 10-Q                    Debentures due August 1, 2007.
             (Quarter ended
             Sept. 30, 1997)
4(x)         0-11422          99(a)    -  Officer's certificate establishing TXU Electric's Floating Rate
             Form 10-Q                    debentures due April 24, 2000.
             (Quarter ended
             March 31, 1998)
10(a)                                  -  364 Day Second Amended and Restated Competitive Advance
                                          and Revolving Credit Facility Agreement, dated as of February
                                          25, 2000 among Texas Utilities Company, TXU Electric, TXU
                                          Gas Company, Chase Bank of Texas, National Association, as
                                          Administrative Agent and certain banks listed therein and The
                                          Chase Manhattan Bank, as CompetitiveAdvance Facility Agent
                                          (US Facility A).
10(b)                                  -  Five Year Second Amended and Restated Competitive Advance
                                          and Revolving Credit Facility Agreement dated as of
                                          February 25, 2000 among Texas Utilities Company, TXU
                                          Electric, TXU Gas, The Chase Manhattan Bank, as Competitive
                                          Advance Facility Agent and Chase Bank of Texas, National
                                          Association, as Administrative Agent and certain banks listed therein (US Facility B).
12                                     -  Computation of Ratio of Earnings to Fixed Charges and to
                                          Fixed Charges and Preferred Dividends for TXU Electric.
23(a)                                  -  Consent of Counsel to TXU Electric.
23(b)                                  -  Consent of Deloitte & Touche LLP Independent Auditors' for TXU
                                          Electric.
27                                     -  Financial Data Schedule for TXU Electric.
99(a)        1-3591           28(b)    -  Agreement, dated as of February 12, 1988, between TXU
             Form 10-K                    Electric and Texas Municipal Power Agency.
             (1987)
99(b)        33-55408         99(a)    -  Agreement, dated as of July 5, 1988, between TXU Electric and
                                          Electric and Tex-La Electric Cooperative of Texas, Inc.
99(c)        33-23532         4(c)(i)  -  Trust Indenture, Security Agreement and Mortgage, dated as of
                                          December 1, 1987, as supplemented by Supplement No. 1
                                          thereto dated as of May 1, 1988 among the Lessor, TXU
                                          Electric and the Trustee.


99(d)        33-24089         4(c)-1   -  Supplement No. 2 to Trust Indenture, Security Agreement and
                                          Mortgage, dated as of August 1, 1988.

                  Previously Filed*
             --------------------------
              With
              File                As
Exhibits     Number             Exhibit
--------     ------             -------
99(e)        33-24089           4(e)-1   -  Supplement No. 3 to Trust Indenture, Security Agreement and
                                            Mortgage, dated as of August 1, 1988.
99(f)        0-11442            99(c)    -  Supplement No. 4 to Trust Indenture, Security Agreement and
             Form 10-Q                      Mortgage, including form of Secured Facility Bond, 1993
             (Quarter ended                 Series.
             June 30, 1993)
99(g)        33-23532           4(d)     -  Lease Agreement, dated as of December 1, 1987 between the
                                            Lessor and TXU Electric as supplemented by Supplement No. 1 thereto dated as of May 20, 1988 between the Lessor and
                                            TXU Electric.
99(h)        33-24089           4(f)     -  Lease Agreement Supplement No. 2, dated as of August 18, 1988.
99(i)        33-24089           4(f)-1   -  Lease Agreement Supplement No. 3, dated as of August 25, 1988.
99(j)        33-63434           4(d)(iv) -  Lease Agreement Supplement No. 4, dated as of December 1, 1988.
99(k)        33-63434           4(d)(v)  -  Lease Agreement Supplement No. 5, dated as of June 1, 1989.
99(l)        0-11442            99(d)    -  Lease Agreement Supplement No. 6, dated as of July 1, 1993.
             Form 10-Q
             (Quarter ended
             June 30, 1993)
99(m)        33-23532           4(e)     -  Participation Agreement dated as of December 1, 1987, as amended by a Consent to Amendment of the Participation
                                            Agreement, dated as of May 20, 1988, each among the Lessor, the Trustee, the Owner Participant, certain banking
                                            institutions, Capcorp, Inc. and TXU Electric.
99(n)         33-24089          4(g)     -  Consent to Amendment of the Participation Agreement, dated as of August 18, 1988.
99(o)         33-24089          4(g)-1   -  Supplement No. 1 to the Participation Agreement, dated as of
                                            August 18, 1988.
99(p)         33-24089          4(g)-2   -  Supplement No. 2 to the Participation Agreement, dated as of
                                            August 18, 1988.
99(q)         33-63434          4(e)(v)  -  Supplement No. 3 to the Participation Agreement, dated as of
                                            December 1, 1988.
99(r)         0-11442           99(e)    -  Supplement No. 4 to the Participation Agreement, dated as of
              Form 10-Q                     June 17, 1993.
              (Quarter ended
              June 30, 1993)
99(s)         0-11442           4(b)     -  Supplement No. 1, dated October 25, 1995, to Trust
              Form 10-Q                     Indenture, Security Agreement and Mortgage, dated as of
              (Quarter ended                December 1, 1989, among the Owner Trustee, TXU Electric
              March 31, 1996)               and the Indenture Trustee.
99(t)         0-11442           4(c)     -  Supplement No. 1, dated October 19, 1995, to Amended and
              Form 10-Q                     Restated  Participation Agreement, dated as of November 28,
              (Quarter ended                1989, among the Owner Trustee, The First National Bank of Chicago,
              March 31, 1996)               As Original Indenture Trustee, the Indenture Trustee, the Owner
                                            Participant, Mesquite Power Corporation and TXU Electric.

___________________
* Incorporated herein by reference.