Form 10-Q
period 2000-03-31
TXU ELECTRIC CO
filed 2000-05-15
CIK 710182

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549


                 ---------------------------------------------

                                   FORM 10-Q

         (  )  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000


                                   -- OR --


        (  )   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


                  -------------------------------------------


                             TXU Electric Company



     A Texas Corporation                       I.R.S. Employer Identification
Commission File Number 1-11668                         No. 75-1837355



           ENERGY PLAZA, 1601 BRYAN STREET, DALLAS, TEXAS 75201-3411
                                (214) 812-4600



                 ---------------------------------------------



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes    X       No
                                        ------        ------


Common Stock outstanding at May 12, 2000: 101,249,700 shares, without par value.



================================================================================

TABLE OF CONTENTS
--------------------------------------------------------------------------------


Part I.  Financial Information                                              Page
                                                                            ----
   Item 1.   Financial Statements

             Condensed Statements of Consolidated Income -
             Three and Twelve Months Ended March 31, 2000 and 1999.........    3

             Condensed Statements of Consolidated Comprehensive Income -
             Three and Twelve Months Ended March 31, 2000 and 1999.........    3

             Condensed Statements of Consolidated Cash Flows -
             Three Months Ended March 31, 2000 and 1999....................    4

             Condensed Consolidated Balance Sheets -
             March 31, 2000 and December 31, 1999..........................    5

             Notes to Financial Statements.................................    7

             Independent Accountants' Report...............................   10

   Item 2.   Management's Discussion and Analysis of Financial Condition
             and Results of Operations.....................................   11

   Item 3.   Quantitative and Qualitative Disclosures About Market Risk....   14

Part II. Other Information

   Item 6.   Exhibits and Reports on Form 8-K..............................   14

Signature.................................................................    15

                         PART I.  FINANCIAL INFORMATION


Item 1.  Financial Statements


                     TXU ELECTRIC COMPANY AND SUBSIDIARIES
                  CONDENSED STATEMENTS OF CONSOLIDATED INCOME
                                  (Unaudited)

                                                                   Three Months Ended          Twelve Months Ended
                                                                          March 31,                March 31,
                                                                  ---------------------        -------------------
                                                                   2000           1999          2000          1999
                                                                  ------         ------        ------        ------
                                                                          Millions of Dollars

OPERATING REVENUES.......................................        $1,351         $1,285        $6,273        $6,441
                                                                 ------         ------        ------        ------
OPERATING EXPENSES
     Energy purchased for resale and fuel consumed.......           434            413         2,102         2,085
     Operation and maintenance...........................           311            315         1,329         1,313
     Depreciation and amortization.......................           152            147           646           752
     Income taxes........................................            58             45           375           460
     Taxes other than income.............................           134            132           543           535
                                                                 ------         ------        ------        ------
           Total operating expenses......................         1,089          1,052         4,995         5,145
                                                                 ------         ------        ------        ------

OPERATING INCOME.........................................           262            233         1,278         1,296
                                                                 ------         ------        ------        ------

OTHER INCOME (DEDUCTIONS)
     Allowance for equity funds used during construction.             1              1             8             6
     Other income (deductions) -- net....................            (3)            (4)           (2)          (22)
     Income tax benefit (expense)........................            (8)             1            (3)            7
                                                                 ------         ------        ------        ------
          Total other income (deductions)................           (10)            (2)            3            (9)
                                                                 ------         ------        ------        ------

INCOME BEFORE INTEREST AND OTHER CHARGES.................           252            231         1,281         1,287
                                                                 ------         ------        ------        ------

INTEREST INCOME..........................................             1              1             3             4

INTEREST EXPENSE AND OTHER CHARGES
     Interest............................................            91            112           404           464
     Distributions on TXU Electric Company obligated,
        mandatorily redeemable, preferred securities
        of subsidiary trusts holding solely junior
        subordinated debentures of TXU Electric Company..            17             17            68            69
     Allowance for borrowed funds used during construction
        and capitalized interest.........................            (2)            (3)           (8)           (9)
                                                                 ------         ------        ------        ------
           Total interest expense and other charges......           106            126           464           524
                                                                 ------         ------        ------        ------

NET INCOME...............................................           147            106           820           767

PREFERRED STOCK DIVIDENDS................................             2              3             9            12
                                                                 ------         ------        ------        ------

NET INCOME AVAILABLE FOR COMMON STOCK....................        $  145         $  103        $  811        $  755
                                                                 ======         ======        ======        ======

           CONDENSED STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME

                                  (Unaudited)

                                                                 Three Months Ended        Twelve Months Ended
                                                                       March 31,                 March 31,
                                                                 -------------------       -------------------
                                                                  2000         1999         2000         1999
                                                                 ------        -----       ------       ------
                                                                        Millions of Dollars
NET INCOME...............................................        $ 147         $ 106        $ 820        $ 767

OTHER COMPREHENSIVE INCOME (LOSS) --
     Net change during period in minimum pension
         liability adjustment............................           --            --            1           (1)
                                                                 -----         -----        -----        -----
             Total.......................................           --            --            1           (1)
                                                                 -----         -----        -----        -----

COMPREHENSIVE INCOME                                             $ 147         $ 106        $ 821        $ 766
                                                                 =====         =====        =====        =====

See Notes to Financial Statements.

                     TXU ELECTRIC COMPANY AND SUBSIDIARIES
                CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
                                  (Unaudited)

                                                                                                   Three Months Ended
                                                                                                       March  31,
                                                                                                 -----------------------
                                                                                                    2000         1999
                                                                                                 ----------    ---------
                                                                                                   Millions of Dollars

CASH FLOWS -- OPERATING ACTIVITIES
      Net income...............................................................................      $ 147        $ 106
      Adjustments to reconcile net income to cash provided by operating activities:
          Depreciation and amortization........................................................        181          186
          Deferred income taxes -- net.........................................................         43           81
          Investment tax credits -- net........................................................         (6)          (6)
          Allowance for equity funds used during construction..................................         (1)          (1)
          Changes in operating assets and liabilities:
                Accounts receivable............................................................         75          109
                Inventories....................................................................         (1)           7
                Accounts payable...............................................................         (2)           1
                Interest and taxes accrued.....................................................         (4)         (82)
                Other working capital..........................................................        (31)         (12)
                Over/(under) -- recovered fuel revenue -- net of deferred taxes................         20           40
                Other -- net...................................................................         (2)           2
                                                                                                     -----        -----
                       Cash provided by operating activities...................................        419          431
                                                                                                     -----        -----

CASH FLOWS -- FINANCING ACTIVITIES
     Issuances of long-term debt...............................................................         --          111
     Retirements/repurchases of securities:
         Long-term debt........................................................................        (82)        (209)
         Common stock..........................................................................       (158)        (148)
     Change in notes payable -- affiliates.....................................................        (10)         (15)
     Preferred stock dividends paid............................................................         (4)          (3)
     Debt premium, discount, financing and reacquisition expenses..............................         (1)         (10)
                                                                                                     -----        -----
                       Cash used in financing activities.......................................       (255)        (274)
                                                                                                     -----        -----

CASH FLOWS -- INVESTING ACTIVITIES
      Construction expenditures................................................................       (150)        (135)
      Nuclear fuel.............................................................................         --          (19)
      Other investments........................................................................         (6)          (7)
                                                                                                     -----        -----
                       Cash used in investing activities.......................................       (156)        (161)
                                                                                                     -----        -----

NET CHANGE IN CASH AND CASH EQUIVALENTS........................................................          8           (4)

CASH AND CASH EQUIVALENTS -- BEGINNING BALANCE.................................................          4            5
                                                                                                     -----        -----

CASH AND CASH EQUIVALENTS -- ENDING BALANCE....................................................      $  12        $   1
                                                                                                     =====        =====



  See Notes to Financial Statements.

                     TXU ELECTRIC COMPANY AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                     ASSETS



                                                                                         March 31,
                                                                                            2000          December 31,
                                                                                         (Unaudited)         1999
                                                                                         -----------      -----------
                                                                                             Millions of Dollars
ELECTRIC PLANT
     In service:.......................................................................
          Production...................................................................       $15,535          $15,533
          Transmission.................................................................         1,683            1,681
          Distribution.................................................................         5,489            5,390
          General......................................................................           501              498
                                                                                              -------          -------
                Total..................................................................        23,208           23,102
          Less accumulated depreciation................................................         7,558            7,409
                                                                                              -------          -------
                Electric plant in service, less accumulated depreciation...............        15,650           15,693
     Construction work in progress.....................................................           231              191
     Nuclear fuel (net of accumulated amortization: 2000 -- $657; 1999 -- $635)........           150              171
     Held for future use...............................................................            22               24
                                                                                              -------          -------
                Electric plant, less accumulated depreciation and amortization.........        16,053           16,079
     Reserve for regulatory disallowances..............................................          (836)            (836)
                                                                                              -------          -------
                Net electric plant.....................................................        15,217           15,243
                                                                                              -------          -------

 INVESTMENTS...........................................................................           618              612
                                                                                              -------          -------

 CURRENT ASSETS
      Cash and cash equivalents........................................................            12                4
      Accounts receivable (net of allowance for uncollectible accounts: 2000 -- $1;                87              162
       1999 -- $4).....................................................................
      Inventories -- at average cost:
           Materials and supplies......................................................           159              158
           Fuel stock..................................................................            84               84
      Deferred income taxes............................................................            --               21
      Prepayments and other current assets.............................................            53               38
                                                                                              -------          -------
                 Total current assets..................................................           395              467
                                                                                              -------          -------

 OTHER ASSETS
      Regulatory assets -- net.........................................................         1,681            1,680
      Under-recovered fuel revenue.....................................................             8               39
      Deferred debits..................................................................            73               67
                                                                                              -------          -------
                 Total other assets....................................................         1,762            1,786
                                                                                              -------          -------

                         Total.........................................................       $17,992          $18,108
                                                                                              =======          =======



  See Notes to Financial Statements.

                     TXU ELECTRIC COMPANY AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                         CAPITALIZATION AND LIABILITIES




                                                                                                   March 31,
                                                                                                     2000          December 31,
                                                                                                  (Unaudited)         1999
                                                                                                  -----------      -----------
                                                                                                        Millions of Dollars
CAPITALIZATION
      Common stock without par value:
           Authorized shares -- 180,000,000
           Outstanding shares -- 2000 -- 101,249,700 and 1999 -- 103,874,700......................     $ 3,066        $ 3,145
      Stock of parent held for long-term incentive plan trust.....................................         (10)           (10)
      Retained earnings...........................................................................       3,602          3,536
                                                                                                       -------        -------
                   Total common stock equity......................................................       6,658          6,671
      Preferred stock:
          Not subject to mandatory redemption.....................................................         115            115
          Subject to mandatory redemption.........................................................          21             21
      TXU Electric Company obligated, mandatorily redeemable, preferred securities of subsidiary
           trusts holding solely junior subordinated debentures of TXU Electric Company...........         829            824
       Long-term debt, less amounts due currently.................................................       4,655          4,684
                                                                                                       -------        -------
                   Total capitalization...........................................................      12,278         12,315
                                                                                                       -------        -------

 CURRENT LIABILITIES
       Notes payable -- affiliates................................................................         311            321
       Long-term debt due currently...............................................................         457            509
       Accounts payable:
           Affiliates.............................................................................         113            116
           Other..................................................................................         120            119
       Customers' deposits........................................................................          79             79
       Taxes accrued..............................................................................         152            139
       Interest accrued...........................................................................          96            113
       Deferred income taxes......................................................................          22             --
       Other current liabilities..................................................................         108            130
                                                                                                       -------        -------
                    Total current liabilities.....................................................       1,458          1,526
                                                                                                       -------        -------

 DEFERRED CREDITS AND OTHER NONCURRENT LIABILITIES
       Accumulated deferred income taxes..........................................................       3,336          3,340
       Investment tax credits.....................................................................         509            515
       Other deferred credits and noncurrent liabilities..........................................         411            412
                                                                                                       -------        -------
                    Total deferred credits and other noncurrent liabilities.......................       4,256          4,267
                                                                                                       -------        -------

 CONTINGENCIES (Note 5)
                                                                                                       -------        -------


                         Total....................................................................     $17,992        $18,108
                                                                                                       =======        =======


   See Notes to Financial Statements.

                     TXU ELECTRIC COMPANY AND SUBSIDIARIES
                         NOTES TO FINANCIAL STATEMENTS



1. BUSINESS

   TXU Electric Company (TXU Electric) is an electric utility engaged in the generation, purchase, transmission, distribution and sale of electric energy solely within the State of Texas. TXU Electric is a wholly-owned subsidiary of TXU Corp., a Texas corporation. TXU Corp. is a holding company that, through its subsidiaries, is engaged in the generation, purchase, transmission, distribution and sale of electricity; the gathering, processing, transmission and distribution of natural gas; energy services; and telecommunications and other businesses primarily in the United States (US), Europe and Australia. As an integrated electric utility, TXU Electric currently has only one reportable segment.

2. SIGNIFICANT ACCOUNTING POLICIES

   Basis of Presentation -- The condensed consolidated financial statements of TXU Electric and its subsidiaries have been prepared on the same basis as those in its 1999 Form 10-K and, in the opinion of management, all adjustments (constituting only normal recurring accruals) necessary for a fair presentation of the results of operations and financial position have been included therein. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Certain previously reported amounts have been reclassified to conform to current classifications. All dollar amounts in the condensed financial statements and tables in the notes are stated in millions of dollars unless otherwise indicated.

   The financial statements of TXU Electric reflect regulatory assets and liabilities under cost-based rate regulation in accordance with Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation." As a result of the restructuring legislation passed by the Texas Legislature in 1999 (1999 Restructuring Legislation), the electricity generation portion of TXU Electric's business no longer meets the criteria to apply regulatory accounting principles. Accordingly, application of SFAS No. 71 to the generation portion of TXU Electric's business was discontinued as of June 30, 1999. TXU Electric's transmission and distribution operations continue to meet the criteria for recognition of regulatory assets and liabilities.

3. CAPITALIZATION

   Common Stock -- During the three months ended March 31, 2000, TXU Electric purchased and retired 2.6 million shares of its issued and outstanding common stock from TXU Corp. at a cost of $158 million. The cost of the repurchased shares, to the extent it exceeded the estimated amount received upon their original issuance, has been charged to retained earnings.

   TXU Electric Obligated, Mandatorily Redeemable, Preferred Securities of Subsidiary Trusts, Holding Solely Junior Subordinated Debentures of TXU Electric (Trust Securities) -- At March 31, 2000 and December 31, 1999, the statutory business trust subsidiaries had Trust Securities outstanding as follows:



                                                            Trust Securities                       Trust Assets          Maturity
                                           ------------------------------------------------  ------------------------   ----------
                                               Units (000's)                  Amount                  Amount
                                           ------------------------ ------------------------ ------------------------
                                           March 31,   December 31,  March 31,  December 31,  March 31,  December 31,
                                             2000          1999        2000        1999         2000        1999
                                             ----          ----        ----        ----         ----        ----
TXU Electric Capital I
    (8.25% Series)..............             5,871         5,871      $ 141         $ 141      $ 155         $ 155         2030
TXU Electric Capital III
    (8.00% Series)..............             8,000         8,000        194           194        206           206         2035
TXU Electric Capital IV
   (Floating Rate Trust
   Securities)(a)...............               100           100         98            97        103           103         2037
 TXU Electric Capital V
  (8.175% Trust
    Securities).................               400           400        396           392        412           412         2037
                                            ------        ------      -----         -----      -----         -----
            Total...............            14,371        14,371      $ 829         $ 824      $ 876         $ 876
                                            ------        ------      -----         -----      -----         -----


(a) Floating rate is determined quarterly based on LIBOR. A related interest rate swap, expiring in May 2002, effectively fixes the rate at 7.183%.

   TXU Electric owns the securities issued by its subsidiary trusts and has effectively issued a full and unconditional guarantee of such trust's securities.

   Long-Term Debt -- Certain variable rate debt of TXU Electric requires periodic remarketing. Because TXU Electric intends to remarket these obligations, and has the ability to refinance if necessary, they have been classified as long-term debt. TXU Electric's first mortgage bonds are secured by a mortgage and deed of trust with a major financial institution. Electric plant of TXU Electric is generally subject to the lien of its mortgage.

   Other -- On April 20, 2000, the holders of approximately $340 million of TXU Electric's Floating Rate Debentures due April 24, 2000 agreed to extend the maturity date of those debentures to December 1, 2000. In connection with the extension, the quarterly interest rate calculation, based on LIBOR plus a margin, was changed. The interest rate through July 23, 2000 is 6.68%.

4.    REGULATION AND RATES

   In October 1999, TXU Electric filed a petition with the Public Utility Commission of Texas (PUC) for a financing order (Docket No. 21527) to permit the issuance by a special purpose entity of $1.65 billion of transition bonds secured by payments designed to enable TXU Electric to recover its generation-related regulatory assets and other qualified costs in accordance with the 1999 Restructuring Legislation. The proceeds received by TXU Electric are to be used solely for the purposes of retiring utility debt and equity. On May 1, 2000, the PUC signed a final order rejecting TXU Electric's request for the $1.65 billion and authorized only $363 million. TXU Electric believes this final order is inconsistent with the 1999 Restructuring Legislation and filed an appeal on May 2, 2000 with the Travis County, Texas District Court. TXU Electric expects that any difference between the $1.65 billion and the amount finally authorized will continue to be deferred until securitization of generation-related assets is again addressed by the PUC, most likely in 2002. TXU Electric is unable to predict the outcome of these proceedings.

   Docket No. 21950 -- In January 2000, TXU Electric filed with the PUC its business separation plan as required by the 1999 Restructuring Legislation. The plan describes how TXU Electric proposes to separate, by September 1, 2000, the provision of competitive energy services from its regulated business activities, and how it proposes to unbundle its business by January 1, 2002 in accordance with the 1999 Restructuring Legislation. Only the transmission and distribution functions will continue to be regulated. An independent organization certified by the

PUC will oversee transmission system planning and reliability in the State of Texas. Beginning January 1, 2002, retail electric customers in Texas will be able to select their electricity providers. The portion of this plan that describes how TXU Electric proposes to separate the provision of competitive energy services from its regulated business activities has been severed by the PUC from Docket No. 21950 and assigned Docket No. 21987. The remainder of Docket No. 21950 has been merged with Docket No. 22350 described below.

   Docket No. 22350 -- As required by the 1999 Restructuring Legislation, on March 31, 2000, TXU Electric filed its transition to competition plan with the PUC, which lays the foundation for retail competition to begin in the North Texas electricity market. Under the plan as filed, the generation business unit and the retail business unit of TXU Electric will become unregulated entities and will be allowed to compete for customers. The transmission and distribution business units of TXU Electric will be separated into regulated entities and will together represent the regulated part of the business. The filing also includes proposed transmission and distribution delivery rates to be charged to retail electric providers. In addition to the actual transmission and distribution charges for delivering electricity, these rates include nuclear decommissioning fund charges, system benefit fund charges, and stranded cost recovery charges. TXU Electric's stranded costs are estimated to be approximately $3.7 billion including the regulatory assets that were part of the Docket No. 21527 proceedings and amounts related to the remand of Docket No. 9300, addressed below. This estimate is subject to a future "true-up" in 2004. TXU Electric is unable to predict the outcome of these proceedings.

   Docket No. 9300 -- The PUC's final order (Order) in connection with TXU Electric's January 1990 rate increase request (Docket No. 9300) was ultimately reviewed by the Texas Supreme Court. As a result, an aggregate of $909 million of disallowances with respect to TXU Electric's reacquisitions of minority owners' interests in Comanche Peak, which had previously been recorded as a charge to TXU Electric's earnings, was remanded to the District Court with instructions that it be remanded to the PUC for reconsideration on the basis of a prudent investment standard. On remand, the PUC also was required to reevaluate the appropriate level of TXU Electric's construction work in progress included in rate base in light of its financial condition at the time of the initial hearing. In connection with the settlement of Docket No. 18490, proceedings in the remand of Docket No. 9300 had been stayed through December 31, 1999. In April 2000, TXU Electric requested that the District Court enter an order remanding Docket No. 9300 to the PUC. TXU Electric cannot predict the outcome of the reconsideration of the Order on remand by the PUC.

5. CONTINGENCIES

   Financial Guarantees --TXU Electric has entered into contracts with public agencies to purchase cooling water for use in the generation of electric energy and has agreed, in effect, to guarantee the principal, $24 million at March 31, 2000, and interest on bonds issued to finance the reservoirs from which the water is supplied. The bonds mature at various dates through 2011 and have interest rates ranging from 5-1/2% to 7%. TXU Electric has assigned to a municipality all contract rights and obligations of TXU Electric in connection with $53 million remaining principal amount of bonds at March 31, 2000, issued for similar purposes which had previously been guaranteed by TXU Electric. TXU Electric is, however, contingently liable in the unlikely event of default by the municipality.

   General -- TXU Electric is involved in various legal and administrative proceedings, the ultimate resolution of which, in the opinion of management, should not have a material effect upon its financial position, results of operations or cash flows.

INDEPENDENT ACCOUNTANTS' REPORT



TXU Electric Company:

We have reviewed the accompanying condensed consolidated balance sheet of TXU Electric Company and subsidiaries (TXU Electric) as of March 31, 2000, and the related condensed statements of consolidated income and of comprehensive income for the three-month and twelve-month periods ended March 31, 2000 and 1999, and of consolidated cash flows for the three-month periods ended March 31, 2000 and 1999. These financial statements are the responsibility of TXU Electric's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to such condensed consolidated financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of TXU Electric as of December 31, 1999, and the related statements of consolidated income, comprehensive income, cash flows and common stock equity for the year then ended (not presented herein); and in our report dated February 16, 2000, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1999, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.


DELOITTE & TOUCHE  LLP

Dallas, Texas
May 15, 2000

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BUSINESS

  In October 1999, TXU Electric announced plans to sell six of its eighteen natural gas-fired electricity generating plants in Texas. Due to recent action by the Texas Natural Resource Conservation Commission, which would require emission reductions for TXU Electric's power plants, TXU Electric has extended the bid process to allow prospective buyers time to evaluate this action. TXU Electric anticipates completion of the plant sales in 2001.

RESULTS OF OPERATIONS

Significant Highlights

                                              Three Months Ended  Twelve Months Ended
                                                     March 31,         March 31,
                                              ------------------- -------------------
                                                2000       1999     2000      1999
                                              --------   -------- --------  ---------

Revenues (millions):
        Base rate ..........................  $   936   $   899   $  4,415   $  4,473
        Transmission service................       43        34        157        130
        Fuel................................      358       336      1,775      1,777
        Fuel reconciliation settlement......       --        --        (52)        --
        Earnings in excess of earnings cap..       --        --        (92)        --
        Other...............................       14        16         70         61
                                              -------   -------   --------   --------
             Total operating revenues.......  $ 1,351   $ 1,285   $  6,273   $  6,441
                                              =======   =======   ========   ========
Electric energy sales (gigawatt-hours)......   22,315    21,384    100,416    101,822
Degree days (% of normal):
      Cooling...............................      254%       57%       115%       129%
      Heating...............................       63%       75%        65%        81%

Three Months Ended March 31, 2000
---------------------------------

   Net income of $147 million for the three months ended March 31, 2000 was 39% higher than the same period of 1999. The improvement reflects higher revenues resulting primarily from customer growth and a 16% reduction in interest expense due to reacquisition of long-term debt and remarketing of certain debt to lower interest rates.

   Base rate revenues for the first quarter of 2000 were up from the prior first quarter primarily due to a 4.4% increase in sales volumes resulting primarily from a 2.7% increase in customers. Fuel revenues in the 2000 period were higher than in the 1999 period, primarily as a result of the higher energy sales. A slight decrease in operation and maintenance expense in the 2000 period virtually offset increases in depreciation expense and taxes other than income.

Twelve Months Ended March 31, 2000
----------------------------------

   Net income of $820 million for the twelve months ended March 31, 2000 increased approximately 7% from the twelve months ended March 31, 1999. Comparisons of net income were impacted by both a fuel reconciliation settlement that reduced net income in the 2000 period by $31 million and a rate settlement agreement that became effective in 1998 and was modified by the 1999 Restructuring Legislation, which reduced customer rates and introduced an earnings cap.

   From January 1, 1998 through June 30, 1999, earnings in excess of the earnings cap were recorded as additional depreciation of nuclear production assets. Effective July 1, 1999, following the 1999 Restructuring Legislation, earnings in excess of the earnings cap were recorded as a reduction of revenues, with a corresponding regulatory liability recorded. Mitigation as a result of the earnings cap reduced net income by $86 million in the 2000 period and $143 million in the 1999 period.

   Additionally, from January 1, 1998 through June 30, 1999, depreciation expense was reclassified from transmission and distribution (T&D) to nuclear production assets. Effective July 1, 1999, following the 1999 Restructuring Legislation, T&D depreciation expense was no longer transferred to nuclear production assets; instead an amount equivalent to T&D depreciation was recorded as a regulatory asset, with an offsetting amount recorded as a regulatory liability. The regulatory asset will be amortized as it is recovered through the distribution portion of the business, while the regulatory liability will be applied against stranded generation assets. For the twelve months ended March 31, 2000, accelerated nuclear mitigation was $339 million, including $144 million to reduce earnings to the earnings cap, $47 million of depreciation expense reclassified from T&D to nuclear production assets and an amount equivalent to $148 million of T&D depreciation expense recorded as a regulatory asset. Since January 1998, regular nuclear depreciation and additional nuclear mitigation total approximately $1.4 billion.

   Excluding the reduction of revenues as a result of the earnings cap and fuel reconciliation settlement, operating revenues for the current twelve-month period were slightly lower than for the 1999 period. Revenues for the 1999 period include the effect of the exceptionally hot summer weather in 1998, which more than offset the effects of strong core retail revenue growth in 2000 period.

   Operation and maintenance expenses for the current twelve-month period were relatively flat compared with the prior twelve-month period, with higher Public Utility Commission of Texas third party transmission tariffs for the most part offset by reductions in other operating costs. Depreciation and amortization expense was $106 million lower in the 2000 period versus the 1999 period due to less mitigation depreciation being recorded in the current period.

   The 11% reduction in interest expense in the current twelve-month period compared to the 1999 period was primarily due to the reacquisition of long-term debt and remarketing of certain debt to lower interest rates.

   The effective income tax rate for TXU Electric was lower for the current twelve-month period compared to the same period last year due primarily to the discontinuation of amortization of prior-period flow-through amounts and other tax-related regulatory assets and liabilities resulting from the impact of the 1999 Restructuring Legislation.

FINANCIAL CONDITION

Liquidity and Capital Resources

   Cash flows provided by operating activities before changes in operating assets and liabilities for the three months ended March 31, 2000 were $364 million compared with $366 million for the same period last year. Changes in operating assets and liabilities in the first quarter of 2000 provided $55 million versus $65 million in the prior period.

   Cash flows used in financing activities were $255 million in the first quarter this year compared with $274 million for the first quarter last year. Financing activities in the first quarter of 2000 included the retirement of $82 million of long-term debt and the repurchase of $158 million of common stock from TXU Corp.

   Cash flows used in investing activities for the first quarter of 2000 totaled $156 million versus $161 million for the same period last year. Construction expenditures were $150 million and $135 million for the first quarter of 2000 and 1999, respectively.

   No other substantive changes to financing arrangements have occurred subsequent to December 31, 1999. Early redemptions of preferred stock, long-term debt and trust securities may occur from time to time in amounts presently undetermined.

Regulation and Rates

   Although TXU Electric cannot predict future regulatory or legislative actions or any changes in economic and securities market conditions, no changes are expected in trends or commitments, other than those discussed in the 1999 Form 10-K and this Form 10-Q, which might significantly alter its financial position, results of operations or cash flows. See Note 4 to Financial Statements.

CHANGES IN ACCOUNTING STANDARDS

   Statement of Financial Accounting Standards (SFAS) No. 133 , "Accounting for Derivative Instruments and Hedging Activities", as extended, is effective for TXU Electric beginning January 1, 2001. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires the recognition of derivatives as either assets or liabilities in the statement of financial position and the measurement of those instruments at fair value. TXU Electric is currently evaluating the impact the adoption of this standard will have on its financial position and results of operations.

FORWARD-LOOKING STATEMENTS

   This report and other presentations made by TXU Electric contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Although TXU Electric believes that in making any such statement its expectations are based on reasonable assumptions, any such statement involves uncertainties and is qualified in its entirety by reference to factors contained in the Forward-Looking Statements section of Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in TXU Electric's 1999 Form 10-K, as well as general industry trends; implementation of the 1999 Restructuring Legislation; power costs and availability; changes in business strategy, development plans or vendor relationships; availability of qualified personnel; changes in, or the failure or inability to comply with, governmental regulations, including, without limitation, environmental regulations; changes in tax laws; and access to adequate transmission facilities to meet changing demands, among others, that could cause the actual results of TXU Electric to differ materially from those projected in such forward-looking statements.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   The information required hereunder is not significantly different from the information set forth in Item 7A. Quantitative and Qualitative Disclosures About Market Risk included in TXU Electric's 1999 Form 10-K and is therefore not presented herein.

PART II.  OTHER INFORMATION

Item 6.      EXHIBITS AND REPORTS ON FORM 8-K

 (a)    Exhibits filed as a part of Part II are:

  15 Letter from independent accountants as to unaudited interim financial information

  27    Financial Data Schedule

 (b)    Reports on Form 8-K filed since December 31, 1999:


        Date of Report    Item Reported
        --------------    -------------

        March 13, 2000    Item 5.  Other Events

                                   SIGNATURE


    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.



                                                 TXU ELECTRIC COMPANY



                                                    By   /s/ Jerry W. Pinkerton
                                                         ----------------------



                                                       Jerry W. Pinkerton
                                                         Vice President,
                                                  Principal Accounting Officer

Date: May 15, 2000