Form 10-Q
period 2000-06-30
TXU ELECTRIC CO
filed 2000-08-10
CIK 710182

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            -------------------------

                                    FORM 10-Q

          (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

                                    -- OR --

          ( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 1-11668

                              TXU ELECTRIC COMPANY

    A Texas Corporation                           I.R.S. Employer Identification
                                                          No. 75-1837355

            ENERGY PLAZA, 1601 BRYAN STREET, DALLAS, TEXAS 75201-3411
                                 (214) 812-4600

                            -------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      ---   ---

COMMON STOCK OUTSTANDING AT AUGUST 9, 2000: 94,083,000 shares, without par value.

================================================================================

TABLE OF CONTENTS
--------------------------------------------------------------------------------


PART I.  FINANCIAL INFORMATION                                                       PAGE
                                                                                     ----
        ITEM 1.   FINANCIAL STATEMENTS

                  Condensed Statements of Consolidated Income -
                  Three and Six Months Ended June 30, 2000 and 1999.................   3

                  Condensed Statements of Consolidated Cash Flows -
                  Six Months Ended June 30, 2000 and 1999...........................   4

                  Condensed Consolidated Balance Sheets -
                  June 30, 2000 and December 31, 1999...............................   5

                  Notes to Financial Statements.....................................   7

                  Independent Accountants' Report...................................  11

        ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS.........................................  12

        ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK........  15

PART II. OTHER INFORMATION

        ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K..................................  15

SIGNATURES..........................................................................  16

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                      TXU ELECTRIC COMPANY AND SUBSIDIARIES
                   CONDENSED STATEMENTS OF CONSOLIDATED INCOME
                                   (UNAUDITED)

                                                                    THREE MONTHS ENDED              SIX MONTHS ENDED
                                                                         JUNE 30,                        JUNE 30,
                                                                   --------------------           --------------------
                                                                    2000          1999             2000          1999
                                                                    ----          ----             ----          ----
                                                                                   MILLIONS OF DOLLARS
OPERATING REVENUES .......................................         $1,684        $1,503           $3,035        $2,788
                                                                   ------        ------           ------        ------

OPERATING EXPENSES
     Energy purchased for resale and fuel consumed .......            684           513            1,118           926
     Operation and maintenance ...........................            327           301              638           616
     Depreciation and amortization .......................            151           207              303           354
     Income taxes ........................................             94            64              152           109
     Taxes other than income .............................            130           128              264           260
                                                                   ------        ------           ------        ------
           Total operating expenses ......................          1,386         1,213            2,475         2,265
                                                                   ------        ------           ------        ------

OPERATING INCOME .........................................            298           290              560           523

OTHER INCOME (DEDUCTIONS)
     Allowance for equity funds used during construction..              2             1                3             2
     Other income (deductions)-- net .....................             (5)           (6)              (8)          (10)
     Income tax benefit (expense) ........................              7             9               (1)           10
                                                                   ------        ------           ------        ------
           Total other income (deductions) ...............              4             4               (6)            2
                                                                   ------        ------           ------        ------

INCOME BEFORE INTEREST AND
     OTHER CHARGES .......................................            302           294              554           525
                                                                   ------        ------           ------        ------

INTEREST INCOME ..........................................             --             1                1             2

INTEREST EXPENSE AND OTHER CHARGES
     Interest ............................................             99           118              189           230
     Distributions on TXU Electric Company obligated,
          mandatorily redeemable, preferred securities
           of subsidiary trusts holding solely junior
           subordinated debentures of TXU Electric Company             17            17               34            34
     Allowance for borrowed funds used during construction
           and capitalized interest ......................             (2)           (2)              (4)           (5)
                                                                   ------        ------           ------        ------
           Total  interest expense and other charges .....            114           133              219           259
                                                                   ------        ------           ------        ------

NET INCOME ...............................................            188           162              336           268

PREFERRED STOCK DIVIDENDS ................................              2             2                5             5
                                                                   ------        ------           ------        ------

NET INCOME AVAILABLE FOR COMMON STOCK ....................         $  186        $  160           $  331        $  263
                                                                   ======        ======           ======        ======

See Notes to Financial Statements.

                      TXU ELECTRIC COMPANY AND SUBSIDIARIES
                 CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
                                   (UNAUDITED)

                                                                                                        SIX MONTHS ENDED
                                                                                                            JUNE 30,
                                                                                                      --------------------
                                                                                                       2000          1999
                                                                                                       ----          ----
                                                                                                       MILLIONS OF DOLLARS
CASH FLOWS -- OPERATING ACTIVITIES
     Net income ..............................................................................        $ 336         $ 268
     Adjustments to reconcile net income to cash provided by operating activities:
          Depreciation and amortization ......................................................          363           430
          Deferred income taxes and investment tax credits -- net ............................            5            60
          Allowance for equity funds used during construction ................................           (3)           (2)
          Reduction in revenues for earnings in excess of earnings cap .......................          100            --
          Changes in operating assets and liabilities:
                 Accounts receivable .........................................................          (85)          (11)
                 Inventories .................................................................            3             4
                 Accounts payable:
                      Affiliates .............................................................          103            29
                      Other ..................................................................           49           (20)
                 Interest and taxes accrued ..................................................           91           (21)
                 Other working capital .......................................................            2            38
                 Over/(under)-recovered fuel revenue -- net of deferred taxes ................          (81)          (38)
                 Other -- net .................................................................           2            59
                                                                                                      -----         -----
                       Cash provided by operating activities .................................          885           796
                                                                                                      -----         -----

CASH FLOWS -- FINANCING ACTIVITIES
     Issuances of long-term debt .............................................................           14           111
     Retirements/repurchases of securities:
         Long-term debt ......................................................................         (110)         (341)
         Common stock ........................................................................         (372)         (297)
     Change in notes payable -- affiliates ...................................................          (32)           95
     Preferred stock dividends paid ..........................................................           (5)           (5)
     Debt premium, discount, financing and reacquisition expenses ............................           (3)          (23)
                                                                                                      -----         -----
                     Cash used in financing activities .......................................         (508)         (460)
                                                                                                      -----         -----

CASH FLOWS -- INVESTING ACTIVITIES
    Construction expenditures ................................................................         (318)         (275)
    Nuclear fuel .............................................................................          (38)          (45)
    Other investments ........................................................................          (10)          (13)
                                                                                                      -----         -----
                     Cash used in investing activities .......................................         (366)         (333)
                                                                                                      -----         -----

NET CHANGE IN  CASH AND CASH EQUIVALENTS .....................................................           11             3

CASH AND CASH EQUIVALENTS -- BEGINNING BALANCE ................................................           4             5
                                                                                                      -----         -----

CASH AND CASH EQUIVALENTS -- ENDING BALANCE ...................................................       $  15         $   8
                                                                                                      =====         =====

See Notes to Financial Statements.

                      TXU ELECTRIC COMPANY AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                     ASSETS

                                                                                                     JUNE 30,
                                                                                                       2000       DECEMBER 31,
                                                                                                   (UNAUDITED)        1999
                                                                                                   -----------    ------------
                                                                                                        MILLIONS OF DOLLARS
ELECTRIC PLANT
  In service:
     Production ................................................................................   $15,564        $15,533
     Transmission ..............................................................................     1,686          1,681
     Distribution ..............................................................................     5,544          5,390
     General ...................................................................................       505            498
                                                                                                   -------        -------
               Total ...........................................................................    23,299         23,102
     Less accumulated depreciation .............................................................     7,687          7,409
                                                                                                   -------        -------
               Electric plant in service, less accumulated depreciation ........................    15,612         15,693
     Construction work in progress .............................................................       286            191
     Nuclear fuel (net of accumulated amortization: 2000 -- $679;  1999 -- $635) ...............       165            171
     Held for future use .......................................................................        22             24
                                                                                                   -------        -------
               Electric plant, less accumulated depreciation and amortization ..................    16,085         16,079
     Reserve for regulatory disallowances ......................................................      (836)          (836)
                                                                                                   -------        -------
               Net electric plant ..............................................................    15,249         15,243
                                                                                                   -------        -------

INVESTMENTS ....................................................................................       634            612
                                                                                                   -------        -------

CURRENT ASSETS
     Cash and cash equivalents .................................................................        15              4
     Accounts receivable (net of allowance for uncollectible accounts: 2000 -- $4; 1999 -- $4)..       247            162
     Inventories - at average cost:
          Materials and supplies ...............................................................       156            158
          Fuel stock ...........................................................................        83             84
     Deferred income taxes .....................................................................        --             21
     Prepayments and other current assets ......................................................        51             38
                                                                                                   -------        -------
               Total current assets ............................................................       552            467
                                                                                                   -------        -------

OTHER ASSETS
     Regulatory assets .........................................................................     1,579          1,680
     Under-recovered fuel revenue ..............................................................       164             39
     Deferred debits ...........................................................................        68             67
                                                                                                   -------        -------
               Total other assets ..............................................................     1,811          1,786
                                                                                                   -------        -------
                         Total .................................................................   $18,246        $18,108
                                                                                                   =======        =======

See Notes to Financial Statements.

                      TXU ELECTRIC COMPANY AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                         CAPITALIZATION AND LIABILITIES

                                                                                                      JUNE 30,
                                                                                                        2000      DECEMBER 31,
                                                                                                    (UNAUDITED)       1999
                                                                                                    -----------   ------------
                                                                                                        MILLIONS OF DOLLARS
CAPITALIZATION
     Common stock without par value:
           Authorized shares: 180,000,000
           Outstanding shares:  2000 -- 94,083,000 and 1999 -- 103,874,700 .......................    $ 2,851        $ 3,145
      Stock of parent held for long-term incentive plan trust ....................................         (8)           (10)
      Retained earnings ..........................................................................      3,789          3,536
                                                                                                      -------        -------
                  Total common stock equity ......................................................      6,632          6,671
      Preferred stock:
           Not subject to mandatory redemption ...................................................        115            115
           Subject to mandatory redemption .......................................................         21             21
      TXU Electric Company obligated, mandatorily redeemable, preferred securities of subsidiary
            trusts holding solely junior subordinated debentures of TXU Electric Company .........        829            824
       Long-term debt, less amounts due currently ................................................      4,658          4,684
                                                                                                      -------        -------
                  Total capitalization ...........................................................     12,255         12,315
                                                                                                      -------        -------

  CURRENT LIABILITIES
       Notes payable - affiliates ................................................................        289            321
       Long-term debt due currently ..............................................................        442            509
       Accounts payable:
              Affiliates .........................................................................        219            116
              Other ..............................................................................        168            119
       Customers' deposits .......................................................................         79             79
       Taxes accrued .............................................................................        240            139
       Interest accrued ..........................................................................        103            113
       Deferred income taxes .....................................................................         55             --
       Other current liabilities .................................................................        141            130
                                                                                                      -------        -------
                    Total current liabilities ....................................................      1,736          1,526
                                                                                                      -------        -------

  DEFERRED CREDITS AND OTHER NONCURRENT LIABILITIES
        Accumulated deferred income taxes ........................................................      3,337          3,340
        Investment tax credits ...................................................................        504            515
        Other deferred credits and noncurrent liabilities ........................................        414            412
                                                                                                      -------        -------
                    Total deferred credits and other noncurrent liabilities ......................      4,255          4,267
                                                                                                      -------        -------

   CONTINGENCIES (Note 5)
                                                                                                      -------        -------

                         Total ...................................................................    $18,246        $18,108
                                                                                                      ========       =======

See Notes to Financial Statements.

                      TXU ELECTRIC COMPANY AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS

1.    BUSINESS

      TXU Electric Company (TXU Electric) is an electric utility engaged in the generation, purchase, transmission, distribution and sale of electric energy solely within the State of Texas. TXU Electric is a wholly-owned subsidiary of TXU Corp., a Texas corporation. TXU Corp. is a holding company that, through its subsidiaries, is engaged in the generation, purchase, transmission, distribution and sale of electricity; the purchase, transmission and distribution of natural gas; energy services; and telecommunications and other businesses primarily in the United States (US), Europe and Australia. As an integrated electric utility, TXU Electric currently has only one reportable segment.

2.    SIGNIFICANT ACCOUNTING POLICIES

      BASIS OF PRESENTATION -- The condensed consolidated financial statements of TXU Electric and its subsidiaries have been prepared on the same basis as those in its 1999 Form 10-K and, in the opinion of management, all adjustments (constituting only normal recurring accruals) necessary for a fair presentation of the results of operations and financial position have been included therein. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Certain previously reported amounts have been reclassified to conform to current classifications. All dollar amounts in the financial statements and tables in the notes are stated in millions of dollars unless otherwise indicated.

      There were no items impacting comprehensive income for the periods reported; therefore, comprehensive income is the same as net income.

3.    CAPITALIZATION

      COMMON STOCK -- During the six months ended June 30, 2000, TXU Electric purchased and retired 9.8 million shares of its issued and outstanding common stock from TXU Corp. at a cost of $372 million. The cost of the repurchased shares, to the extent it exceeded the amount received upon issuance, has been charged to retained earnings.

      TXU ELECTRIC OBLIGATED, MANDATORILY REDEEMABLE, PREFERRED SECURITIES OF SUBSIDIARY TRUSTS, HOLDING SOLELY JUNIOR SUBORDINATED DEBENTURES OF TXU ELECTRIC (TRUST SECURITIES) -- At June 30, 2000 and December 31, 1999, the statutory business trust subsidiaries had Trust Securities outstanding as follows:

                                                   TRUST SECURITIES                         TRUST ASSETS
                                   -----------------------------------------------     -----------------------
                                        UNITS (000'S)                AMOUNT                     AMOUNT            MATURITY
                                   ----------------------    ---------------------     -----------------------    --------
                                   JUNE 30,  DECEMBER 31,    JUNE 30,  DECEMBER 31,    JUNE 30,   DECEMBER 31,
                                     2000       1999           2000       1999           2000        1999
                                     ----       ----           ----       ----           ----        ----
TXU Electric Capital I
    (8.25% Series) ..............    5,871      5,871          $ 141      $ 141         $ 155        $ 155          2030
TXU Electric Capital III
    (8.00% Series) ..............    8,000      8,000            194        194           206          206          2035
TXU Electric Capital IV
    (Floating Rate Trust
    Securities)(a) ..............      100        100             98         97           103          103          2037
TXU  Electric Capital V
    (8.175% Trust
    Securities) .................      400        400            396        392           412          412          2037
                                    ------     ------          -----      -----         -----        -----
            Total ...............   14,371     14,371          $ 829      $ 824         $ 876        $ 876
                                    ======     ======          =====      =====         =====        =====

(a) Floating rate is determined quarterly based on LIBOR. A related interest rate swap, expiring in May 2002, effectively fixes the rate at 7.183%.

      TXU Electric owns the common securities issued by its subsidiary trusts and has effectively issued a full and unconditional guarantee of each such trust's securities.

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

      OTHER -- In April 2000, the holders of $340 million of TXU Electric's Floating Rate Debentures due April 24, 2000 agreed to extend the maturity date of those debentures to December 1, 2000. In connection with the extension, the quarterly interest rate formula, based on LIBOR plus a margin, was changed. The interest rate through July 23, 2000 was 6.68%, and was then reset at 7.11%.

4.    REGULATION AND RATES

      DOCKET NO. 21527 -- In October 1999, TXU Electric filed a petition with the Public Utility Commission of Texas (PUC) for a financing order (Docket No. 21527) to permit the issuance by a special purpose entity of $1.65 billion of transition bonds secured by payments designed to enable TXU Electric to recover its generation-related regulatory assets and other qualified costs in accordance with the 1999 Restructuring Legislation. The proceeds received by TXU Electric are to be used solely for the purpose of retiring utility debt and equity. On May 1, 2000, the PUC signed a final order rejecting TXU Electric's request for the $1.65 billion and authorized only $363 million. TXU Electric believes this final order is inconsistent with the 1999 Restructuring Legislation and filed an appeal on May 2, 2000 with the Travis County, Texas District Court. TXU Electric expects that any difference between the $1.65 billion and the amount finally authorized will continue to be deferred until recovery of generation-related assets is again addressed by the PUC, most likely in 2001. TXU Electric is unable to predict the outcome of these proceedings.

      The constitutionality of the securitization provisions of the 1999 Restructuring Legislation under the Texas constitution has been challenged in connection with a securitization request made by Central Power and Light Company. On July 21, 2000, the Travis County, Texas District Court issued its judgment denying this appeal and finding that the securitization provisions are constitutional. Notice of appeal of this judgement to the Texas Supreme Court has been filed.

TXU Electric is unable to predict the outcome of such proceedings.

      DOCKET NO. 21950 -- In January 2000, TXU Electric filed with the PUC its business separation plan as required by the 1999 Restructuring Legislation. The plan describes how TXU Electric proposes to separate, by September 1, 2000, the provision of competitive energy services from its regulated business activities, and how it proposes to unbundle its business by January 1, 2002 in accordance with the 1999 Restructuring Legislation. Only the transmission and distribution (T&D) functions will continue to be regulated. An independent organization certified by the PUC will oversee transmission system planning and reliability in the State of Texas. Beginning January 1, 2002, retail electric customers in Texas will be able to select their electricity providers. The portion of this plan that describes how TXU Electric proposes to separate the provision of competitive energy services from its regulated business activities has been severed by the PUC from Docket No. 21950 and assigned Docket No. 21987. On April 3, 2000, TXU Electric and certain other parties to Docket No. 21987 filed with the PUC a nonunanimous stipulation concerning matters at issue in that proceeding. In June 2000, the PUC issued an order in Docket No. 21987 approving this stipulation and the TXU Electric plan, as modified by this stipulation. The remainder of Docket No. 21950 has been merged with Docket No. 22350 described below.

      DOCKET NO. 22350 -- As required by the 1999 Restructuring Legislation, in March 2000, TXU Electric filed its transition to competition plan with the PUC. This plan lays the foundation for retail competition to begin in the Texas electricity market. Under the plan as filed, the generation business unit and the retail business unit of TXU Electric will become unregulated entities and will be allowed to compete for customers. The T&D business units of TXU Electric will be separated into regulated entities and will together represent the regulated part of the business. The filing also includes proposed T&D delivery rates to be charged to retail electric providers. In addition to the actual T&D charges for delivering electricity, these rates include nuclear decommissioning fund charges, system benefit fund charges and stranded cost recovery charges. TXU Electric's stranded costs are estimated to be approximately $3.7 billion, including the regulatory assets that were part of the Docket No. 21527 proceedings and amounts related to the remand of Docket No. 9300, addressed below. TXU Electric will be filing an updated stranded cost estimate on or before August 28, 2000 to reflect various PUC decisions made since Docket No. 22350 was filed. This estimate is subject to a future "true-up" in 2004. TXU Electric is unable to predict the outcome of these proceedings.

      DOCKET NO. 9300/DOCKET NO. 22652 -- The PUC's final order (Order) in connection with TXU Electric's January 1990 rate increase request (Docket No.
9300) was ultimately reviewed by the Texas Supreme Court. As a result, an aggregate of $909 million of disallowances with respect to TXU Electric's reacquisitions of minority owners' interests in Comanche Peak, which had previously been recorded as a charge to TXU Electric's earnings, was remanded to the District Court with instructions that it be remanded to the PUC for reconsideration on the basis of a prudent investment standard. On remand, the PUC also was required to reevaluate the appropriate level of TXU Electric's construction work in progress included in rate base in light of its financial condition at the time of the initial hearing. In connection with the settlement of Docket No. 18490, proceedings in the remand of Docket No. 9300 had been stayed through December 31, 1999. In April 2000, TXU Electric requested that the District Court enter an order remanding Docket No. 9300 to the PUC. On June 9, 2000, the District Court's order of remand was filed with the PUC, and the PUC has assigned the remand proceeding Docket No. 22652. TXU Electric cannot predict the outcome of the reconsideration of the Order on remand by the PUC.

      DOCKET NO. 22880 -- On August 4, 2000, TXU Electric filed with the PUC a request to surcharge the cumulative undercollection of fuel cost revenues that exists as of June 30, 2000, together with interest through November 2000, in the amount of $167 million, and to increase its current fuel factors by 27.6%. TXU Electric proposes that the surcharge be collected over a six-month period, beginning in November 2000. TXU Electric proposes to increase its current fuel factors, solely to reflect the projected increase in the commodity cost of natural gas for the period July 1, 2000 through June 30, 2001, on an interim basis effective September 4, 2000. TXU Electric cannot predict the outcome of this proceeding.

5.    CONTINGENCIES

      FINANCIAL GUARANTEES --TXU Electric has entered into contracts with public agencies to purchase cooling water for use in the generation of electric energy and has agreed, in effect, to guarantee the principal, $25 million at June 30, 2000, and interest on bonds issued to finance the reservoirs from which the water is supplied. The bonds mature at various dates through 2011 and have interest rates ranging from 5-1/2% to 7%. TXU Electric has assigned to a municipality all contract rights and obligations of TXU Electric in connection with $53 million principal amount of bonds remaining at June 30, 2000, issued for similar purposes which had previously been guaranteed by TXU Electric. TXU Electric is, however, contingently liable in the unlikely event of default by the municipality.

      GENERAL -- TXU Electric is involved in various legal and administrative proceedings, the ultimate resolution of which, in the opinion of management, should not have a material effect upon its financial position, results of operations or cash flows.

INDEPENDENT ACCOUNTANTS' REPORT

TXU Electric Company:

We have reviewed the accompanying condensed consolidated balance sheet of TXU Electric Company and subsidiaries (TXU Electric) as of June 30, 2000, and the related condensed statements of consolidated income for the three-month and six-month periods ended June 30, 2000 and 1999 and of consolidated cash flows for the six-month periods ended June 30, 2000 and 1999. These financial statements are the responsibility of TXU Electric's management.

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

Dallas, Texas
August 7, 2000

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

RESULTS OF OPERATIONS

SIGNIFICANT HIGHLIGHTS

                                                   THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                         JUNE 30,                         JUNE 30,
                                                -----------------------           -----------------------
                                                 2000             1999              2000           1999
                                                -------         -------           -------         -------
Revenues (millions):
     Base rate ............................     $ 1,145         $ 1,082           $ 2,081         $ 1,981
     Transmission service .................          41              34                84              68
     Fuel .................................         580             425               938             761
     Fuel reconciliation settlement .......          --             (52)               --             (52)
     Earnings  in excess of earnings cap...        (100)             --              (100)             --
     Other ................................          18              14                32              30
                                                -------         -------           -------         -------
          Total operating revenues ........     $ 1,684         $ 1,503           $ 3,035         $ 2,788
                                                =======         =======           =======         =======

Electric energy sales (gigawatt-hours) ....      25,245          24,755            47,560          46,139
Degree days (% of normal):
     Cooling ..............................         115%            112%              121%            110%
     Heating ..............................          79%             53%               64%             73%

THREE MONTHS ENDED JUNE 30, 2000

      Net income of $188 million for the three months ended June 30, 2000 was 16% higher than the same period of 1999. Comparisons of net income were impacted by both a fuel reconciliation settlement that reduced net income in the 1999 period by $31 million and a rate settlement agreement that became effective in 1998 and was modified by the 1999 Restructuring Legislation, which reduced customer rates and introduced an earnings cap.

      From January 1, 1998 through June 30, 1999, earnings in excess of the earnings cap were recorded as additional depreciation of nuclear production assets. Effective July 1, 1999, following the 1999 Restructuring Legislation, earnings in excess of the earnings cap were recorded as a reduction of revenues, with a corresponding regulatory liability recorded. Mitigation as a result of the earnings cap reduced net income by $65 million in the second quarter of 2000 and $33 million in the second quarter of 1999.

      Additionally, from January 1, 1998 through June 30, 1999, depreciation expense was reclassified from transmission and distribution (T&D) to nuclear production assets. Effective July 1, 1999, following the 1999 Restructuring Legislation, T&D depreciation expense was no longer transferred to nuclear production assets; instead an amount equivalent to T&D depreciation was recorded as a regulatory asset, with an offsetting amount recorded as a regulatory liability. The regulatory asset will be amortized as it is recovered through the distribution portion of the business, while the regulatory liability will be applied against stranded generation assets. Since January 1998, regular nuclear depreciation and additional nuclear mitigation total approximately $1.6 billion.

      Excluding the decrease in revenues as a result of the earnings cap and fuel reconciliation settlement, operating revenues for the second quarter of 2000 were up 15% from the second quarter of 1999 primarily due to higher fuel revenues as a result of higher gas prices and a 2% increase in sales volumes resulting primarily from customer growth.

      Energy purchased for resale and fuel consumed in the current quarter increased $171 million (33%) from the second quarter of last year primarily due to both higher fuel gas prices and growth in electric energy sales.

      Operation and maintenance expenses for the current second quarter were 9% higher than in the 1999 second quarter primarily due to increased PUC third-party transmission tariffs. Depreciation and amortization expense was $56 million lower in the 2000 second quarter versus the 1999 second quarter, which included mitigation depreciation of $61 million.

      The 14% decrease in interest expense and other charges in the second quarter of 2000 compared with the prior-year second quarter was primarily due to the reacquisition of long-term debt and remarketing of certain debt to lower interest rates.

      The effective income tax rate for the 2000 three-month period was 32% versus 25% for the prior-year period. Both periods benefited from the discontinuation of amortization of prior period flow-through amounts and other tax-related regulatory assets and liabilities resulting from the impact of the 1999 Restructuring Legislation.

SIX MONTHS ENDED JUNE 30, 2000

      Net income for the six months ended June 30, 2000 of $336 million increased 25% from the same period of 1999, which included the $31 million fuel reconciliation settlement. Mitigation as a result of the earnings cap reduced net income by $65 million in the 2000 period and $33 million in the 1999 period.

      Excluding the reduction in revenues as a result of the earnings cap and fuel reconciliation settlement, operating revenues for the second quarter of 2000 were up 10% from the corresponding 1999 period, reflecting a 23% increase in fuel revenues and a 3% increase in sales volumes.

      Energy purchased for resale and fuel consumed in the first six months of 2000 increased $192 million (21%) from the first six months of 1999 primarily due to both higher fuel gas prices and growth in electric energy sales.

      Operation and maintenance expenses for the current six-month period were 4% higher than the same period in 1999 primarily due to increased PUC third-party transmission tariffs. Depreciation and amortization expense was $51 million lower in the current period compared with the prior-year period, which included mitigation depreciation of $61 million.

      Interest expense and other charges of $219 million for the first half of 2000 was 15% lower than in the same period of 1999 due to the reacquisition of long-term debt and remarketing of certain debt to lower interest rates.

      The effective income tax rate for the 2000 six-month period was 31% versus 27% for the prior-year period. Both periods benefited from the discontinuation of amortization of prior period flow-through amounts and other tax-related regulatory assets and liabilities resulting from the impact of the 1999 Restructuring Legislation.

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

      Cash flows provided by operating activities before changes in operating assets and liabilities for the six months ended June 30, 2000 were $801 million compared with $756 million for the same period in 1999 year. Changes in operating assets and liabilities in the first six months of 2000 provided $84 million versus $40 million in the prior-year period.

      Cash flows used in financing activities were $508 million in the first half of 2000 compared with $460 million for the first six months of 1999. Financing activities in the first half of 2000 included the retirement of $110 million of long-term debt and the repurchase of $372 million of common stock from TXU Corp.

      Cash flows used in investing activities for the first six months of 2000 totaled $366 million versus $333 million for the same period last year. Construction expenditures were $318 million and $275 million for the six months of 2000 and 1999, respectively.

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

CHANGES IN ACCOUNTING STANDARDS

      Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities", as extended and amended, is effective for TXU Electric beginning January 1, 2001. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires the recognition of derivatives as either assets or liabilities in the statement of financial position and the measurement of those instruments at fair value. TXU Electric is currently evaluating the impact the adoption of this standard will have on its financial position and results of operations.

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

PART II.  OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

   (a)   Exhibits filed as a part of Part II are:

     15 Letter from independent accountants as to unaudited interim financial information

     27  Financial Data Schedule

     99 Condensed Statements of Consolidated Income -- Twelve Months Ended June 30, 2000 and 1999.

   (b)   Reports on Form 8-K filed since March 31, 2000:

         None

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                       TXU ELECTRIC COMPANY


                                             By  /s/ Jerry W. Pinkerton
                                               -------------------------------
                                                     Jerry W. Pinkerton
                                                       Vice President,
                                                Principal Accounting Officer


                                             By  /s/ Gaylene M. Mcmahon
                                               -------------------------------
                                                     Gaylene M. McMahon
                                                         Controller

Date: August 10, 2000