Form 10-Q
period 2000-09-30
TXU ELECTRIC CO
filed 2000-11-13
CIK 710182

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

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

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


                             -----------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No_____

COMMON STOCK OUTSTANDING AT NOVEMBER 10, 2000: 79,749,600 shares, without par value.

================================================================================

TABLE OF CONTENTS
--------------------------------------------------------------------------------

PART I.  FINANCIAL INFORMATION                                                                            PAGE
                                                                                                          ----
              ITEM 1.   FINANCIAL STATEMENTS

                             Condensed Statements of Consolidated Income -
                             Three and Nine Months Ended September 30, 2000 and 1999...........            3

                             Condensed Statements of Consolidated Cash Flows -
                             Nine Months Ended September 30, 2000 and 1999.....................            4

                             Condensed Consolidated Balance Sheets -
                             September 30, 2000 and December 31, 1999..........................            5

                             Notes to Financial Statements.....................................            7

                             Independent Accountants' Report...................................           11

             ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                             AND RESULTS OF OPERATIONS.........................................           12

             ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK..............           15

PART II. OTHER INFORMATION

             ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K........................................           15

SIGNATURES.....................................................................................           16

                         PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                      TXU ELECTRIC COMPANY AND SUBSIDIARIES
                   CONDENSED STATEMENTS OF CONSOLIDATED INCOME
                                   (UNAUDITED)

                                                                  THREE MONTHS ENDED              NINE MONTHS ENDED
                                                                     SEPTEMBER 30,                   SEPTEMBER 30,
                                                                 ---------------------            ------------------
                                                                 2000             1999            2000          1999
                                                                 ----             ----            ----          ----
                                                                                  MILLIONS OF DOLLARS
OPERATING REVENUES.................................             $2,444           $2,059          $5,479         $4,847
                                                              --------         --------         -------        -------

OPERATING EXPENSES
     Energy purchased for resale and fuel consumed.              1,071              709           2,189          1,635
     Operation and maintenance.....................                383              313           1,021            929
     Depreciation and amortization.................                153              138             456            492
     Income taxes..................................                194              225             346            334
     Taxes other than income.......................                134              131             398            391
                                                              --------         --------         -------        -------
           Total operating expenses................              1,935            1,516           4,410          3,781
                                                              --------         --------         -------        -------

OPERATING INCOME...................................                509              543           1,069          1,066

OTHER INCOME (DEDUCTIONS)
     Allowance for equity funds used during construction             3                5               6              7
     Other income (deductions)-- net...............                 (4)              (3)            (12)           (13)
     Income tax benefit (expense)..................                  1               --              --             10
                                                              --------         --------         -------        -------
           Total other income (deductions).........                 --                2              (6)             4
                                                              --------         --------         -------        -------

INCOME BEFORE INTEREST AND
     OTHER CHARGES.................................                509              545           1,063          1,070
                                                              --------         --------         -------        -------

INTEREST INCOME....................................                  1               --               2              2

INTEREST EXPENSE AND OTHER CHARGES
     Interest......................................                100               95             289            325
     Distributions on  TXU Electric Company obligated,
          mandatorily redeemable, preferred securities
           of subsidiary trusts holding solely junior
           subordinated debentures of TXU Electric Company          17               17              51             51
     Allowance for borrowed funds used during construction
           and capitalized interest................                 (2)              (1)             (6)            (6)
                                                              --------         --------         -------        -------
           Total  interest expense and other charges               115              111             334            370
                                                              --------         --------         -------        -------

NET INCOME ........................................                395              434             731            702

PREFERRED STOCK DIVIDENDS..........................                  2                2               7              7
                                                              --------         --------         -------        -------

NET INCOME AVAILABLE FOR COMMON STOCK..............             $  393            $ 432         $   724          $ 695
                                                              ========         ========         =======        =======

See Notes to Financial Statements.

                      TXU ELECTRIC COMPANY AND SUBSIDIARIES
                 CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
                                   (UNAUDITED)

                                                                                                           NINE MONTHS ENDED
                                                                                                              SEPTEMBER 30,
                                                                                                         ----------------------
                                                                                                           2000          1999
                                                                                                           ----          ----
                                                                                                           MILLIONS OF DOLLARS

CASH FLOWS -- OPERATING ACTIVITIES
     Net income.....................................................................                       $  731       $   702
     Adjustments to reconcile net income to cash provided by operating activities:
          Depreciation and amortization.............................................                          597           600
          Deferred income taxes and investment tax credits-- net ...................                         (102)           53
          Allowance for equity funds used during construction.......................                           (6)           (7)
          Reduction in revenues for earnings in excess of earnings cap..............                          247            59
          Changes in operating assets and liabilities:
                 Accounts receivable................................................                         (300)          (95)
                 Inventories........................................................                            5             8
                 Accounts payable:
                      Affiliates....................................................                           97            15
                      Other.........................................................                           80            (5)
                 Interest and taxes accrued.........................................                          283           135
                 Other working capital .............................................                           19            44
                 Over/(under)-recovered fuel revenue-- net of deferred taxes........                         (326)          (71)
                 Other-- net........................................................                          (20)            7
                                                                                                        ---------     ---------
                       Cash provided by operating activities........................                        1,305         1,445
                                                                                                        ---------     ---------

CASH FLOWS -- FINANCING ACTIVITIES
     Issuances of long-term debt....................................................                           65           127
     Retirements/repurchases of securities:
         Long-term debt.............................................................                         (161)         (557)
         Common stock...............................................................                         (588)         (445)
     Change in notes payable-- affiliates...........................................                          (78)          (21)
     Preferred stock dividends paid.................................................                           (7)           (8)
     Debt premium, discount, financing and reacquisition expenses...................                           (5)          (26)
                                                                                                        ---------     ---------
                     Cash used in financing activities..............................                         (774)         (930)
                                                                                                        ---------     ---------

CASH FLOWS -- INVESTING ACTIVITIES
    Construction expenditures.......................................................                         (458)         (401)
    Nuclear fuel ...................................................................                          (47)          (55)
    Other investments...............................................................                          (15)          (17)
                                                                                                        ---------     ---------
                     Cash used in investing activities..............................                         (520)         (473)
                                                                                                        ---------     ---------

NET CHANGE IN  CASH AND CASH EQUIVALENTS............................................                           11            42

CASH AND CASH EQUIVALENTS-- BEGINNING BALANCE.......................................                            4             5
                                                                                                        ---------     ---------

CASH AND CASH EQUIVALENTS-- ENDING BALANCE..........................................                      $    15       $    47
                                                                                                        =========     =========

See Notes to Financial Statements.

                      TXU ELECTRIC COMPANY AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                     ASSETS

                                                                                                   SEPTEMBER 30,
                                                                                                       2000        DECEMBER 31,
                                                                                                   (UNAUDITED)         1999
                                                                                                   -----------     -----------
                                                                                                       MILLIONS OF DOLLARS
ELECTRIC PLANT
     In service:
          Production................................................................                  $15,569          $15,533
          Transmission..............................................................                    1,697            1,681
          Distribution .............................................................                    5,616            5,390
          General...................................................................                      505              498
                                                                                                   ----------      -----------
               Total................................................................                   23,387           23,102
           Less accumulated depreciation............................................                    7,827            7,409
                                                                                                   ----------      -----------
                Electric plant in service, less accumulated depreciation............                   15,560           15,693
     Construction work in progress..................................................                      324              191
     Nuclear fuel (net of accumulated amortization:  2000-- $700;  1999-- $635).....                      155              171
     Held for future use............................................................                       22               24
                                                                                                   ----------      -----------
                Electric plant, less accumulated depreciation and amortization......                   16,061           16,079
     Reserve for regulatory disallowances ..........................................                     (836)            (836)
                                                                                                   ----------      -----------
                Net electric plant..................................................                   15,225           15,243
                                                                                                   ----------      -----------

INVESTMENTS.........................................................................                      643              612
                                                                                                   ----------      -----------

CURRENT ASSETS
     Cash and cash equivalents......................................................                       15                4
     Accounts receivable (net of allowance for uncollectible accounts: 2000-- $7; 1999-- $4)              462              162
     Inventories - at average cost:
          Materials and supplies....................................................                      158              158
          Fuel stock................................................................                       79               84
     Deferred income taxes..........................................................                       --               21
     Prepayments and other current assets...........................................                       58               38
                                                                                                   ----------      -----------
                Total current assets................................................                      772              467
                                                                                                   ----------      -----------

OTHER ASSETS
     Regulatory assets..............................................................                    1,392            1,680
     Under-recovered fuel revenue...................................................                      541               39
     Deferred debits................................................................                       86               67
                                                                                                   ----------      -----------
              Total other assets....................................................                    2,019            1,786
                                                                                                   ----------      -----------

                         Total......................................................                  $18,659          $18,108
                                                                                                   ==========      ===========

See Notes to Financial Statements.

                      TXU ELECTRIC COMPANY AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                         CAPITALIZATION AND LIABILITIES

                                                                                                  SEPTEMBER 30,
                                                                                                      2000           DECEMBER 31,
                                                                                                   (UNAUDITED)           1999
                                                                                                   -----------       ------------
                                                                                                        MILLIONS OF DOLLARS
CAPITALIZATION
     Common stock without par value:
           Authorized shares:  180,000,000
           Outstanding shares:  2000-- 86,916,300 and 1999-- 103,874,700 .......                   $     2,636         $  3,145
      Stock of parent held for long-term incentive plan trust ..................                            --              (10)
      Retained earnings.........................................................                         4,182            3,536
                                                                                                   -----------         --------
                  Total common stock equity.....................................                         6,818            6,671
      Preferred stock:
            Not subject to mandatory redemption.................................                           115              115
            Subject to mandatory redemption.....................................                            21               21
      TXU Electric Company obligated, mandatorily redeemable, preferred securities of subsidiary
            trusts holding solely junior subordinated debentures of TXU Electric Company                   829              824
       Long-term debt, less amounts due currently...............................                         4,508            4,684
                                                                                                   -----------         --------
                  Total capitalization..........................................                        12,291           12,315
                                                                                                   -----------         --------

  CURRENT LIABILITIES
       Notes payable - affiliates...............................................                           243              321
       Long-term debt due currently.............................................                           593              509
       Accounts payable:
              Affiliates........................................................                           213              116
              Other.............................................................                           199              119
       Customers' deposits......................................................                            78               79
       Taxes accrued............................................................                           426              139
       Interest accrued.........................................................                           109              113
       Deferred income taxes....................................................                           170               --
       Other current liabilities................................................                           165              130
                                                                                                   -----------         --------
                    Total current liabilities...................................                         2,196            1,526
                                                                                                   -----------         --------

  DEFERRED CREDITS AND OTHER NONCURRENT LIABILITIES
        Accumulated deferred income taxes.......................................                         3,264            3,340
        Investment tax credits..................................................                           498              515
        Other deferred credits and noncurrent liabilities.......................                           410              412
                                                                                                   -----------         --------
                    Total deferred credits and other noncurrent liabilities.....                         4,172            4,267
                                                                                                   -----------         --------

   CONTINGENCIES (Note 5)
                                                                                                   -----------         --------

                         Total..................................................                       $18,659          $18,108
                                                                                                   ===========         ========

See Notes to Financial Statements.

                     TXU ELECTRIC COMPANY AND SUBSIDIARIES
                         NOTES TO FINANCIAL STATEMENTS

1.    BUSINESS

      TXU Electric Company (TXU Electric) is an electric utility engaged in the generation, purchase, transmission, distribution and sale of electric energy solely within the State of Texas. TXU Electric is a wholly-owned subsidiary of TXU Corp., a Texas corporation. TXU Corp. is a holding company that engages in the generation, purchase, transmission, distribution and sale of electricity; the purchase, transmission, distribution and sale of natural gas; energy services; and telecommunications and other businesses primarily in the United States (US), Europe and Australia. As an integrated electric utility, TXU Electric currently has only one reportable segment.

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

     CHANGES IN ACCOUNTING STANDARDS -- Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities", as extended by SFAS No. 137 (June 1999) and amended by SFAS No. 138 (June 2000), is effective for TXU Electric beginning January 1, 2001. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires the recognition of derivatives as either assets or liabilities in the statement of financial position and the measurement of those instruments at fair value.

     The process relating to implementation of SFAS No. 133 has been ongoing since July 1999. To date, all derivatives within TXU Electric have been identified pursuant to SFAS No. 133 requirements. TXU Electric is in the process of designating, documenting and assessing hedging relationships, the majority of which are expected to result in cash-flow hedges, which will require TXU Electric to record the derivative assets or liabilities at fair value on its statement of financial position with an offset in Other Comprehensive Income to the extent the hedge is effective. Hedge ineffectiveness will be recorded in earnings.

     TXU Electric continues to evaluate the impact of SFAS No. 133 as well as the ongoing implementation issues currently being addressed by the Derivatives Implementation Group. As a result, the direct financial impact of the application of hedge accounting and the transition adjustment on TXU Electric's financial position and results of operations has yet to be determined.

      There were no items impacting comprehensive income for the periods reported; therefore, comprehensive income is the same as net income.

3.    CAPITALIZATION

      COMMON STOCK -- During the nine months ended September 30, 2000, TXU Electric purchased and retired 17 million shares of its issued and outstanding common stock from TXU Corp. at a cost of $588 million. In November 2000, TXU Electric purchased and retired 7.2 million shares of its issued and outstanding common stock from TXU Corp. at a cost of $215 million. The cost of the repurchased shares, to the extent it exceeded the amount received upon issuance, has been charged to retained earnings.

      TXU ELECTRIC OBLIGATED, MANDATORILY REDEEMABLE, PREFERRED SECURITIES OF SUBSIDIARY TRUSTS, HOLDING SOLELY JUNIOR SUBORDINATED DEBENTURES OF TXU ELECTRIC (TRUST SECURITIES) -- The statutory business trust subsidiaries had Trust Securities and Trust Assets outstanding as follows:

                                                 TRUST SECURITIES                              TRUST ASSETS           MATURITY
                            ---------------------------------------------------------  ----------------------------   --------
                                     UNITS (000'S)                  AMOUNT                        AMOUNT
                            ---------------------------  ----------------------------  ----------------------------
                            SEPTEMBER 30,  DECEMBER 31,  SEPTEMBER 30,   DECEMBER 31,  SEPTEMBER 30,   DECEMBER 31,
                               2000            1999          2000            1999          2000            1999
                               ----            ----          ----            ----          ----            ----
TXU Electric Capital I
    (8.25% Series)....           5,871          5,871        $ 141           $ 141         $ 155         $ 155          2030
TXU Electric Capital III
    (8.00% Series)....           8,000          8,000          194             194           206           206          2035
TXU Electric Capital IV
    (Floating Rate Trust
    Securities)(a)....             100            100           98              97           103           103          2037
TXU  Electric  Capital V
    (8.175%  Trust
    Securities).......             400            400          396             392           412           412          2037
                               -------         ------        -----           -----         -----         -----
            Total.....          14,371         14,371        $ 829           $ 824         $ 876         $ 876
                               -------         ------        -----           -----         -----         -----

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

4.    REGULATION AND RATES

      DOCKET NO. 21527 -- In October 1999, TXU Electric filed a petition with the Public Utility Commission of Texas (PUC) for a financing order (Docket No. 21527) to permit the issuance by a special purpose entity of $1.65 billion of transition bonds secured by payments designed to enable TXU Electric to recover its generation-related regulatory assets and other qualified costs in accordance with the legislation passed in 1999 to restructure the electric utility industry in Texas (1999 Restructuring Legislation). The proceeds received by TXU Electric are to be used solely for the purpose of retiring utility debt and equity. On May 1, 2000, the PUC signed a final order rejecting TXU Electric's request for the $1.65 billion and authorized only $363 million. TXU Electric filed an appeal on May 2, 2000 with the Travis County, Texas District Court.

      On September 7, 2000, the Travis County, Texas District Court issued a final judgment reversing that part of the PUC's financing order that utilized regulated asset life (up to 40 years) for purposes of present-valuing the benefits of securitization. Instead, the District Court ruled that a present-value period based upon stranded cost and regulatory asset recovery periods authorized under the 1999 Restructuring Legislation should have been used by the PUC. The District Court also ruled that the PUC statements in its financing order concerning the future impact of securitization of loss on reacquired debt were only an advisory opinion. The judgment affirmed other aspects of the PUC's financing order and ordered the case remanded to the PUC for further proceedings consistent with the judgment. TXU Electric and various other parties have appealed this judgement directly to the Texas Supreme Court. TXU Electric expects that any difference between the $1.65 billion and the amount finally authorized will continue to be deferred until recovery of generation-related assets is again addressed by the PUC, most likely in 2001. TXU Electric is unable to predict the outcome of these proceedings.

      The constitutionality of the securitization provisions of the 1999 Restructuring Legislation under the Texas constitution has been challenged in connection with a securitization request made by Central Power and Light Company. In July 2000, the Travis County, Texas District Court issued its judgment denying this appeal and finding that the securitization provisions are constitutional. This judgment has been appealed directly to the Texas Supreme Court. TXU Electric is unable to predict the outcome of such proceedings.

      DOCKET NO. 21950 -- In January 2000, TXU Electric filed with the PUC its business separation plan as required by the 1999 Restructuring Legislation. The plan described how TXU Electric proposed to separate, by September 1, 2000, the provision of competitive energy services from its regulated business activities, and how it proposes to unbundle its business by January 1, 2002 in accordance with the 1999 Restructuring Legislation. Only the transmission and distribution (T&D) functions will continue to be regulated. An independent organization certified by the PUC will oversee transmission system planning and reliability in the State of Texas. Beginning January 1, 2002, retail electric customers in Texas will be able to select their electricity providers. The portion of this plan that describes how TXU Electric proposed to separate the provision of competitive energy services from its regulated business activities has been severed by the PUC from Docket No. 21950 and assigned Docket No. 21987. In April 2000, TXU Electric and certain other parties to Docket No. 21987 filed with the PUC a nonunanimous stipulation concerning matters at issue in that proceeding. In June 2000, the PUC issued an order in Docket No. 21987 approving this stipulation and the TXU Electric plan, as modified by this stipulation. The remainder of Docket No. 21950 has been merged with Docket No. 22350 described below.

      DOCKET NO. 22350 -- As required by the 1999 Restructuring Legislation, in March 2000, TXU Electric filed its transition to competition plan with the PUC. This plan lays the foundation for retail competition to begin in the Texas electricity market. Under the plan as filed, the generation business unit and the retail business unit of TXU Electric will become unregulated entities and will be allowed to compete for customers. The T&D business units of TXU Electric will be separated into regulated entities and will together represent the regulated part of the business. The filing also includes proposed T&D delivery rates to be charged to retail electric providers. In addition to the actual T&D charges for delivering electricity, these rates include nuclear decommissioning fund charges, system benefit fund charges and stranded cost recovery charges. In that March 2000 filing, TXU Electric's stranded costs were estimated to be approximately $3.7 billion, including the regulatory assets that were part of the Docket No. 21527 proceedings and amounts related to the remand of Docket No. 9300, addressed below. TXU Electric filed an updated stranded cost estimate on August 28, 2000 to reflect various PUC decisions made since Docket No. 22350 was filed. In the August 28, 2000 filing, TXU Electric's stranded costs were estimated to be $2.8 billion. Subsequent to the August 2000 filing, the PUC has required TXU Electric to revise the stranded cost estimate to remove amounts related to regulatory assets, certain environmental expenditures, and the remand of Docket No. 9300, which resulted in a revised stranded cost estimate of $14 million. TXU Electric has appealed certain of the PUC's decisions related to this matter to the Travis County, Texas District Court. Various parties to Docket No. 22350 have presented stranded cost estimates ranging from negative $1.5 billion to negative $3.5 billion along with recommendations that these amounts be returned to customers beginning in 2002. The estimate established in Docket No. 22350 is subject to a future "true-up" in 2004. TXU Electric is unable to predict the outcome of these proceedings.

      DOCKET NO. 9300/DOCKET NO. 22652 -- The PUC's final order (Order) in connection with TXU Electric's January 1990 rate increase request (Docket No.
9300) was ultimately reviewed by the Texas Supreme Court. As a result, an aggregate of $909 million of disallowances with respect to TXU Electric's reacquisitions of minority owners' interests in Comanche Peak, which had previously been recorded as a charge to TXU Electric's earnings, was remanded to the District Court with instructions that it be remanded to the PUC for reconsideration on the basis of a prudent investment standard. On remand, the PUC also was required to reevaluate the appropriate level of TXU Electric's construction work in progress included in rate base in light of its financial condition at the time of the initial hearing. In connection with the settlement of Docket No. 18490, proceedings in the remand of Docket No. 9300 had been stayed through December 31, 1999. In April 2000, TXU Electric requested that the District Court enter an order remanding Docket No. 9300 to the PUC. On June 9, 2000, the District Court's order of remand was filed with the PUC, and the PUC has assigned the remand proceeding Docket No. 22652. Pursuant to an order entered on August 31, 2000, this docket will be held in abeyance until March 20, 2001. TXU Electric cannot predict the outcome of the reconsideration of the Order on remand by the PUC.

      DOCKET NO. 22344 -- In a generic issues docket held in August 2000, the PUC issued orders that impacted TXU Electric's recovery of restructuring expenses and certain other regulatory assets. Accordingly, in September 2000, such unrecovered regulatory assets totaling $50 million were written off. This reduced earnings in excess of the earnings cap by an equal amount. As a result, there was no impact to net income.

      DOCKET NO. 22880 -- On August 4, 2000, TXU Electric filed a request with the PUC to surcharge the cumulative under-collection of fuel cost revenues that existed as of June 30, 2000, together with interest through November 2000, in the amount of $167 million, and to increase its current fuel factors by 27.6%. On August 31, 2000, the Administrative Law Judge entered an Interim Order, implementing an agreement of the parties, providing for an interim increase in fuel factors of 13.8%, effective September 6, 2000, and a surcharge of TXU Electric's cumulative under-recovery of fuel cost revenues that existed as of July 31, 2000, together with the interest through November 2000, in the amount of $315 million to be collected over the fourteen-month period beginning November 2000. On October 13, 2000, TXU Electric filed a Supplemental Application with the PUC requesting its initial 27.6% fuel factor increase instead of the interim increase.

      DOCKET NO. 23153 -- On October 13, 2000, TXU Electric filed with the PUC a request for a surcharge to recover a $230 million under-collection of fuel cost revenues for the months of August and September, 2000. The proposed surcharge would be collected from January 2001 through December 2001. TXU Electric cannot predict the outcome of this proceeding.

5.    CONTINGENCIES

      FINANCIAL GUARANTEES -- TXU Electric has entered into contracts with public agencies to purchase cooling water for use in the generation of electric energy and has agreed, in effect, to guarantee the principal, $23 million at September 30, 2000, and interest on bonds issued to finance the reservoirs from which the water is supplied. The bonds mature at various dates through 2011 and have interest rates ranging from 5-1/2% to 7%. TXU Electric has assigned to a municipality all contract rights and obligations of TXU Electric in connection with $53 million principal amount of bonds outstanding at September 30, 2000, that had been issued for similar purposes and previously guaranteed by TXU Electric. TXU Electric is, however, contingently liable in the unlikely event of default by the municipality.

      GENERAL -- TXU Electric is involved in various legal and administrative proceedings, the ultimate resolution of which, in the opinion of management, should not have a material effect upon its financial position, results of operations or cash flows.

INDEPENDENT ACCOUNTANTS' REPORT


TXU Electric Company:

We have reviewed the accompanying condensed consolidated balance sheet of TXU Electric Company and subsidiaries (TXU Electric) as of September 30, 2000, and the related condensed statements of consolidated income for the three-month and nine-month periods ended September 30, 2000 and 1999 and of consolidated cash flows for the nine-month periods ended September 30, 2000 and 1999. These financial statements are the responsibility of TXU Electric's management.

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

Dallas, Texas
November 10, 2000

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
               AND RESULTS OF OPERATIONS

BUSINESS

      TXU Electric has announced plans to sell six of its eighteen natural gas-fired electricity generating plants in Texas. Due to action by the Texas Natural Resource Conservation Commission, which would require emission reductions for TXU Electric's power plants, TXU Electric has extended the bid process to allow prospective buyers time to evaluate this action. TXU Electric anticipates completion of the plant sales in 2001.

RESULTS OF OPERATIONS

SIGNIFICANT HIGHLIGHTS

                                                 THREE MONTHS ENDED            NINE MONTHS ENDED
                                                   SEPTEMBER 30,                  SEPTEMBER 30,
                                                -------------------           -------------------
                                                 2000         1999             2000         1999
                                                ------       ------           ------       ------
  Revenues (millions):
           Base rate.................           $1,542       $1,456           $3,622       $3,437
           Transmission service......               42           34              126          102
           Fuel......................              990          610            1,928        1,319
           Fuel reconciliation settlement           --           --               --          (52)
           Earnings  in excess of earnings cap    (147)         (59)            (247)         (59)
           Other.....................               17           18               50          100
                                                ------       ------           ------       ------
                   Total operating              $2,444       $2,059           $5,479       $4,847
                                                ======       ======           ======       ======
  revenues
  Electric energy sales (gigawatt-hours)        33,138       31,021           80,698       77,160
  Degree days (% of normal):
           Cooling...................              119%         115%            118%          113%
           Heating...................               --           --              66%          73%

THREE MONTHS ENDED SEPTEMBER 30, 2000

      Net income of $395 million for the three months ended September 30, 2000 was 9% lower than the same period of 1999. Comparisons of net income were impacted by a rate settlement agreement that became effective in 1998 and was modified by the 1999 Restructuring Legislation, which reduced customer rates and introduced an earnings cap. From January 1, 1998 through June 30, 1999, earnings in excess of the earnings cap were recorded as additional depreciation of nuclear production assets. Effective July 1, 1999, following the 1999 Restructuring Legislation, earnings in excess of the earnings cap were recorded as a reduction of revenues, with a corresponding regulatory liability recorded. Mitigation as a result of the earnings cap reduced net income by $95 million in the third quarter of 2000 and $32 million in the third quarter of 1999.

      Additionally, from January 1, 1998 through June 30, 1999, depreciation expense was reclassified from transmission and distribution (T&D) to nuclear production assets. Effective July 1, 1999, following the 1999 Restructuring Legislation, T&D depreciation expense was no longer transferred to nuclear production assets; instead an amount equivalent to T&D depreciation was recorded as a regulatory asset, with an offsetting amount recorded as a regulatory liability. The regulatory asset will be amortized as it is recovered through the distribution portion of the business, while the regulatory liability will be applied against stranded generation assets. Since January 1998, regular nuclear depreciation and additional nuclear mitigation total approximately $1.9 billion.

      In a generic issues docket held in August 2000, the PUC issued orders that impacted TXU Electric's recovery of restructuring expenses and certain other regulatory assets. Accordingly, in September 2000, such unrecovered regulatory assets totaling $50 million were written off. This reduced earnings in excess of the earnings cap by an equal amount. As a result, there was no impact to net income.

      Excluding the decrease in revenues as a result of the earnings cap, operating revenues for the third quarter of 2000 were up 22% from the third quarter of 1999 primarily due to an increase in fuel revenues as a result of higher gas prices, a 7% increase in sales volumes resulting from a 2.5% growth in customers and a positive impact from weather on the service area.

      Energy purchased for resale and fuel consumed in the current quarter increased $362 million (51%) from the third quarter of last year primarily due to both higher fuel gas prices and growth in electric energy sales.

      Operation and maintenance expenses for the current third quarter were 22% higher than in the 1999 third quarter, primarily due to a write-off of certain regulatory assets and increased PUC third-party transmission tariffs.

      The 4% increase in interest expense and other charges in the third quarter of 2000 compared with the prior-year third quarter was primarily due to increased interest rates on floating-rate debt instruments.

      The effective income tax rate for the 2000 three-month period was 33% versus 34% for the prior-year period. Both periods benefited from the discontinuation of amortization of prior period flow-through amounts and other tax-related regulatory assets and liabilities resulting from the impact of the 1999 Restructuring Legislation.

NINE MONTHS ENDED SEPTEMBER 30, 2000

      Net income for the nine months ended September 30, 2000 of $731 million increased 4% from the same period of 1999, which included a $31 million fuel reconciliation settlement. Mitigation as a result of the earnings cap reduced net income by $161 million in the 2000 period and $69 million in the 1999 period.

      Excluding the reduction in revenues as a result of the earnings cap and fuel reconciliation settlement, operating revenues for year-to-date 2000 were up 15% from the corresponding 1999 period, reflecting a 46% increase in fuel revenues and a 5% increase in sales volumes as a result of continued customer and usage growth and warmer than normal weather.

      Energy purchased for resale and fuel consumed in the first nine months of 2000 increased $554 million (34%) from the first nine months of 1999 primarily due to both higher fuel gas prices and growth in electric energy sales.

      Operation and maintenance expenses for the current nine-month period were 10% higher than the same period in 1999 primarily due to a write-off of certain regulatory assets and increased PUC third-party transmission tariffs. Depreciation and amortization expense was $36 million lower in the current period compared with the prior-year period, which included mitigation depreciation of $52 million.

      Interest expense and other charges of $334 million for the nine-month period of 2000 was 10% lower than in the same period of 1999 due to the reacquisition of long-term debt and remarketing of certain debt to lower interest rates.

      The effective income tax rate for the 2000 nine-month period and for the prior-year period was 32%. Both periods benefited from the discontinuation of amortization of prior period flow-through amounts and other tax-related regulatory assets and liabilities resulting from the impact of the 1999 Restructuring Legislation.

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

      Cash flows provided by operating activities before changes in operating assets and liabilities for the nine months ended September 30, 2000 were $1.5 billion compared with $1.4 billion for the same period in 1999. Changes in operating assets and liabilities in the first nine months of 2000 used $162 million of cash versus $38 million of cash provided in the prior-year period. For the 2000 period, this is primarily due to an increase in under-recovered fuel revenue of $501 million. A surcharge has been approved by the PUC for recovery of $315 million of under-collections through July 2000 to be collected over a fourteen-month period beginning November 2000. A second surcharge totaling $230 million for August and September under-collections is pending approval from the PUC. See Note 4 to Financial Statements.

      Cash flows used in financing activities were $774 million in the first nine months of 2000 compared with $930 million for the first nine months of 1999. Financing activities in the first nine months of 2000 included a $174 million net reduction in debt and notes payable and the repurchase of $588 million of common stock from TXU Corp.

      Cash flows used in investing activities for the first nine months of 2000 totaled $520 million versus $473 million for the same period last year. Construction expenditures were $458 million and $401 million for the nine months of 2000 and 1999, respectively.

      No other substantive changes to financing arrangements have occurred subsequent to December 31, 1999. Early redemptions of preferred stock, long-term debt and trust securities may occur from time to time.

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

CHANGES IN ACCOUNTING STANDARDS

     Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities", as extended by SFAS No. 137 (June 1999) and amended by SFAS No. 138 (June 2000), is effective for TXU Electric beginning January 1, 2001. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires the recognition of derivatives as either assets or liabilities in the statement of financial position and the measurement of those instruments at fair value.

     The process relating to implementation of SFAS No. 133 has been ongoing since July 1999. To date, all derivatives within TXU Electric have been identified pursuant to SFAS No. 133 requirements. TXU Electric is in the process of designating, documenting and assessing hedging relationships, the majority of which are expected to result in cash-flow hedges, which will require TXU Electric to record the derivative assets or liabilities at fair value on its statement of financial position with an offset in Other Comprehensive Income to the extent the hedge is effective. Hedge ineffectiveness will be recorded in earnings.

     TXU Electric continues to evaluate the impact of SFAS No. 133 as well as the ongoing implementation issues currently being addressed by the Derivatives Implementation Group. As a result, the direct financial impact of the application of hedge accounting and the transition adjustment on TXU Electric's financial position and results of operations has yet to be determined.

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

PART II.  OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

   (a)    Exhibits filed as a part of Part II are:

     15 Letter from independent accountants as to unaudited interim financial information

     27   Financial Data Schedule

     99 Condensed Statements of Consolidated Income-- Twelve Months Ended September 30, 2000 and 1999.

   (b)    Reports on Form 8-K filed since June 30, 2000:

          Date of Report            Item Reported
          --------------            -------------
          September 7, 2000         Item 5.  Other Events

                                   SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.



                                       TXU ELECTRIC COMPANY



                                       By     /s/ Jerry W. Pinkerton
                                         --------------------------------

                                                Jerry W. Pinkerton
                                                 Vice President,
                                           Principal Accounting Officer



                                       By      /s/ Gaylene M. McMahon
                                         --------------------------------

                                                Gaylene M. McMahon
                                                   Controller



Date: November 10, 2000