Form 10-Q/A
period 2000-09-30
TXU ELECTRIC CO
filed 2000-11-15
CIK 710182

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                           -------------------------

                                   FORM 10-Q/A

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

                                        TXU ELECTRIC COMPANY


                                        By   /s/ Jerry W. Pinkerton
                                          -------------------------------------
                                                  Jerry W. Pinkerton
                                                    Vice President,
                                              Principal Accounting Officer


                                        By   /s/ Gaylene M. McMahon
                                          -------------------------------------
                                                  Gaylene M. McMahon
                                                     Controller

Date: November 15, 2000

                                  EXHIBIT INDEX


Exhibit        Description
-------        -----------

15 Letter from independent accountants as to unaudited interim financial information