Form 10-K405
period 2000-12-31
TXU ELECTRIC CO
filed 2001-03-09
CIK 710182

================================================================================

                         UNITED STATES SECURITIES AND
                              EXCHANGE COMMISSION

                            Washington, D.C. 20549
                       ---------------------------------
                                   FORM 10-K

          [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the Fiscal Year Ended December 31, 2000

                                    -- OR--
        [  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                         -----------------------------

             Exact Name of Registrant as Specified in its Charter;
Commission   State of Incorporation; Address of Principle Executive   I.R.S. Employer
File Number              Offices; and Telephone Number               Identification No.
-----------  ------------------------------------------------------  ------------------

1-11668                      TXU Electric Company                        75-1837355
                             a Texas Corporation
                        Energy Plaza, 1601 Bryan Street
                            Dallas, TX 75201-3411
                               (214) 812-4600

Securities registered pursuant to Section 12(b) of the Act:

                         -----------------------------

                                                                                                          Name of Each Exchange on
            Registrant                                    Title of Each Class                                 Which Registered
            ----------                                    -------------------                             ------------------------

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

TXU Electric Capital I, a subsidiary      8.25% Trust Originated Preferred Securities                      New York Stock Exchange
of TXU Electric

TXU Electric Capital III, a subsidiary    8.00% Quarterly Income Preferred Securities                      New York Stock Exchange
of TXU Electric

Securities registered pursuant to Section 12(g) of the Act: Preferred Stock of TXU Electric, without par value

                         -----------------------------
Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to
such filing requirements for the past 90 days.   Yes  X    No
                                                     ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

Aggregate market value of TXU Electric Common Stock held by non-affiliates: None

Common Stock outstanding at February 28, 2001: TXU Electric - 72,794,600 shares, without par value

                  ------------------------------------------

                  DOCUMENTS INCORPORATED BY REFERENCE - None

                               TABLE OF CONTENTS

                                                                                                      Page
                                                                                                      ----

                                                 PART I

Items 1. and 2.  BUSINESS AND PROPERTIES............................................................     1

          BUSINESS AND PROPERTIES...................................................................     1
          COMPETITIVE STRATEGY......................................................................    10
          ENVIRONMENTAL MATTERS.....................................................................    11


Item 3.   LEGAL PROCEEDINGS.........................................................................    13

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.......................................    13

                                                 PART II

Item 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS.......................................................................    13

Item 6.   SELECTED FINANCIAL DATA...................................................................    13

Item 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          RESULTS OF OPERATIONS.....................................................................    13

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK................................    13

Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA...............................................    13

Item 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
          AND FINANCIAL DISCLOSURE..................................................................    13

                                                PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT............................................    14

Item 11.  EXECUTIVE COMPENSATION....................................................................    16

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT............................    27

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS............................................    27

                                                 PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K...........................    28

APPENDIX A - Financial Information

APPENDIX B - TXU Electric Exhibits for 2000 Form 10-K

                                    PART I

Items 1. and 2. BUSINESS and PROPERTIES

                            BUSINESS AND PROPERTIES
                            -----------------------

   TXU Electric Company (TXU Electric) is an electric utility engaged in the generation, purchase, transmission, distribution and sale of electric energy in the north-central, eastern and western parts of Texas. TXU Electric is a wholly-owned subsidiary of TXU Corp., a Texas corporation. TXU Corp. is a holding company that engages in the generation, purchase, transmission, distribution and sale of electricity; the purchase, transmission, distribution and sale of natural gas; and energy marketing, energy services, telecommunications and other businesses in the United States, Europe and Australia. References herein to TXU Electric include its financing subsidiaries (see Note 6 to Financial Statements). As an integrated electric utility, TXU Electric currently has only one reportable segment. TXU Electric possesses all necessary franchises, licenses and certificates to enable it to conduct its business.

   TXU Electric's service area is located in the north-central, eastern and western parts of Texas, with a population in excess of 6 million - about one-third of the population of Texas. Electric service is provided to approximately
2.6 million customers in 92 counties and 370 incorporated municipalities, including the Dallas-Fort Worth metropolitan area. The area is a diversified commercial and industrial center with substantial banking, insurance, telecommunications, electronics, aerospace, petrochemical and specialized steel manufacturing, and automotive and aircraft assembly. The territory served includes major portions of the oil and gas fields in the Permian Basin and East Texas, as well as substantial farming and ranching sections of the State.

   At December 31, 2000, TXU Electric had 7,552 full-time employees. Some of these employees provide services to other subsidiaries of TXU Corp., the cost of which is billed to those subsidiaries.

   Electric Industry Restructuring -- Legislation was passed during the 1999 session of the Texas Legislature that will restructure the electric utility industry in Texas (1999 Restructuring Legislation). Among other matters, the legislation provides that earnings in excess of a regulatory earnings cap, as defined in the 1999 Restructuring Legislation, be used as mitigation (reduction) to the cost of nuclear production assets (see Note 13 to Financial Statements); authorizes competition in the retail and generation markets for electricity beginning January 1, 2002; provides for the recovery of generation-related regulatory assets, generation-related and purchased power-related costs that are in excess of market value (stranded costs); requires reductions in nitrogen oxide (NOx) and sulfur dioxide (SO2) emissions; requires a rate freeze, excluding cost of fuel, for all retail customers until January 1, 2002 and certain rate reductions for residential and small commercial customers for up to five years thereafter; and sets certain limits on capacity owned and controlled by power generation companies. By September 1, 2000, each electric utility was required to separate from its regulated activities its customer energy services business activities that are otherwise already widely available in the competitive market. By January 1, 2002, each electric utility must separate (unbundle) its business into the following units: a power generation company, a retail electric provider (REP) and a transmission and distribution (T&D) company or separate T&D companies. A power generation company generates electricity that is intended to be sold at wholesale. In general, a power generation company may not own a transmission or distribution facility and may not have a certificated service area. A REP sells electric energy to retail customers and may not own or operate generation assets. (See Notes 3 and 13 to Financial Statements.)

   The 1999 Restructuring Legislation also provides for a Pilot Project (Pilot) to begin limited competition on June 1, 2001. It allows up to five percent of retail electric customers of electric utilities transitioning to competition to choose to participate in the Pilot and select a competing REP. Customers are not required to participate in the Pilot, but will elect to participate through an application process established by the Public Utility Commission of Texas
(PUC). The Pilot is scheduled to run until the end of 2001. TXU Electric is currently unable to predict the outcome of the Pilot or determine the number of customers that might switch to other providers during the pilot period.

Generation
----------

   Generating Units -- At December 31, 2000, TXU Electric owned or leased and operated 80 electric generating units with an aggregate net generating capability of 21,092 megawatts (MW). The generating stations and other important units of property of TXU Electric are located on lands owned primarily in fee simple.

   Electricity Peak Load and Generation Capability -- TXU Electric's net capability, peak load and reserve, in MW, at the time of peak were as follows during the years indicated:

                                 Electricity
                                Peak Load (a)
                          --------------------------
                                    Increase    Firm
                 Net                  Over      Peak
Year         Capability   Amount   Prior Year   Load   Reserve (b)
----         ----------   ------   ----------   ----   -----------
2000.......  23,608 (c)   22,442      3.2%     21,437     2,171
1999.......  22,858 (d)   21,748      1.7%     20,724     2,134
1998.......  22,579 (e)   21,383      5.1%     20,351     2,228

(a) The 2000 peak load occurred on August 31. TXU Electric's peak load includes interruptible load at the time of peak of 1,005 MW in 2000, 1,024 MW in 1999 and 1,032 MW in 1998.
(b) Amount of net capability in excess of firm peak load at the time of peak.
(c) Included in net capability is 2,692 MW of firm purchased capacity.
(d) Included in net capability is 1,778 MW of firm purchased capacity.
(e) Included in net capability is 1,499 MW of firm purchased capacity.

   The peak load changes resulted primarily from customer growth and increased usage due to hotter-than-normal weather. TXU Electric expects to continue to purchase capacity in the future from various sources. (See Fuel Supply and Purchased Power and Note 14 to Financial Statements.) Firm peak load (excluding interruptible contracts) in 2001 as compared to the actual firm peak demand for 2000 may be effectively offset by the loss of some retail customers due to the retail Pilot and the efforts of the General Land Office of Texas to serve certain retail customers (e.g., schools and state universities) as authorized by the 1999 Restructuring Legislation.

   Resource Estimates -- Changes in utility regulation and legislation at the federal and state levels, such as the Public Utility Regulatory Policy Act of 1978 (PURPA), the National Energy Policy Act of 1992 (Energy Policy Act) and, most recently, the 1999 Restructuring Legislation for the electric industry in Texas, have significantly changed the way utilities plan for new resources. The 1999 Restructuring Legislation incorporates sweeping changes for electric utilities operating in Texas by opening up the generation and retail portion of the business to competition. Beginning January 1, 2002, REPs in Texas will be able to select their electricity providers. Thus, each REP will be responsible for purchasing electricity for its customers.

   TXU Electric expects to continue to purchase some of its energy requirements needed to serve customer loads through resource contracts with third-party suppliers. Thus, for planning purposes, TXU Electric can no longer readily identify the ownership and types of resources needed to serve its customers prior to the actual selection of the resource contracts. TXU Electric will fill some of its resource needs through load management and renewable resources. It does not expect to have difficulty filling the remainder of its requirements from purchased power.

   In addition to its own generation, TXU Electric has secured resources for the year 2001 from various suppliers through short-term (two years or less) purchased power contracts. (See Fuel Supply and Purchased Power.) Third party projects under construction as well as announced projects should provide adequate power for 2002 and the near future.

   Retail competition in Texas will be effective on January 1, 2002 for customers of most investor-owned electric utilities. At that time, by law, TXU Electric's affiliated REPs must lower retail rates charged to residential and small commercial customers in the TXU Electric service area to rates that are 6% lower than the rates that were in effect on January 1, 1999, as adjusted for fuel factor charges. This is known as the "price to beat," meaning that competitors will try to beat this price to attract new customers. This rate is frozen, excluding cost of fuel, for TXU Electric residential and small commercial customers for three years, with respect to each class of service or until 40% of the electric power consumed by customers in that class or segment is supplied by competing REPs. On January 1, 2005, or earlier if such loss of customer load occurs, TXU Electric's affiliated REPs will be able to lower their retail rates to compete directly with other REPs, but must continue to offer the "price to beat" rate through December 31, 2006. Electric retail rates will then be driven by market forces and will no longer be regulated. Commencing in 2002, TXU Electric's affiliated REPs will be able to compete in areas outside of their service territories against other REPs.

   Fuel Supply And Purchased Power -- Net input during 2000 totaled 112,033 gigawatt hours (GWh) of which 96,868 GWh were generated by TXU Electric.
Average fuel and purchased power cost (excluding capacity charges) per kilowatt-hour (kWh) of net input was 2.66 cents for 2000, 1.81 cents for 1999 and 1.77
cents for 1998.   The increase in 2000 primarily represents the increase in
natural gas prices. A comparison of TXU Electric's resource mix for net kWh input and the unit cost per million British thermal units (Btu) of fuel during the last three years is as follows:

                                                 Mix for Net                Unit Cost
                                                  kWh Input              Per Million Btu
                                             ---------------------    ---------------------
                                              2000    1999    1998     2000    1999    1998
                                              ----    ----    ----     ----    ----    ----
Fuel for Electric Generation:
   Gas/Oil (a)...........................     33.4%   34.3%   36.7%    $4.33  $2.59   $2.39
   Lignite/Coal (b)......................     36.6    38.5    36.5      1.11   1.03    1.03
   Nuclear...............................     16.5    16.4    16.4      0.51   0.57    0.59
                                             -----   -----   -----
Total/Weighted Average Fuel Cost.........     86.5    89.2    89.6     $2.27  $1.56   $1.52
Purchased Power (c)......................     13.5    10.8    10.4
                                             -----   -----   -----
Total....................................    100.0%  100.0%  100.0%
                                             =====   =====   =====

(a) Fuel oil was an insignificant component of total fuel and purchased power requirements.
(b) Lignite/coal cost per ton to TXU Electric was $14.82 in 2000, $13.30 in 1999 and $13.47 in 1998.
(c) Excludes power purchased by TXU Electric's affiliate, TXU SESCO Company (TXU SESCO), from TXU Electric: 2000 - 0 GWh; 1999 - 0 GWh; and 1998 - 267 GWh. Includes TXU Electric purchases from TXU SESCO: 2000 - 8.1 GWh; 1999 -
    6.1 GWh; and 1998 - 6.3 GWh.

   In 2000, TXU Electric purchased a net of 15,165 GWh or approximately 13.5% of its energy requirements. TXU Electric had available 2,692 MW of firm purchased capacity under contract. TXU Electric received energy in 2000 under purchased power contracts for energy from wind turbines equivalent to approximately 41 MW. TXU Electric has entered into several contracts for the purchase of 291 MW of additional wind energy during 2000, from which power is expected to be received beginning in 2001. TXU Electric expects to acquire additional amounts of purchased resources in the future to adequately and reliably accommodate its customers' electrical needs. Such resources will be acquired in accordance with the requirements of the Texas Public Utility Regulatory Act, as amended (PURA), and the PUC Substantive Rules. Beginning January 1, 2002, the acquisition of resources will generally not be subject to regulation by the PUC. (See Electricity Peak Load and Generation Capability.)

   TXU Electric is unable to predict: (i) whether or not problems may be encountered in the future in obtaining the fuel and purchased power it will require, (ii) the effect upon operations of any difficulty it may experience in protecting rights to fuel and purchased power now under contract, or (iii) the future costs of fuel and purchased power and to what extent they will be recoverable, see (Regulation and Rates).

   Gas/Oil -- Fuel gas for units at eighteen of the principal generating stations of TXU Electric, having an aggregate net gas/oil capability of 12,955 MW, was provided during 2000 by TXU Fuel Company (TXU Fuel), an affiliate of TXU Electric. TXU Fuel supplied approximately 5% of such fuel gas requirements under contracts with producers at the wellhead and 95% under contracts with commercial suppliers.

   Fuel oil can be stored at seventeen of the principally gas-fueled generating stations. At December 31, 2000, TXU Electric had fuel oil storage capacity sufficient to accommodate approximately 6.1 million barrels of oil and had approximately 1.6 million barrels of oil in inventory.

   TXU Fuel has acquired supplies of natural gas from producers at the wellhead under contracts expiring at intervals through 2008. As natural gas production under these contracts declines and contracts expire, new contracts are expected to be negotiated to replenish or augment such supplies. TXU Fuel has negotiated term gas purchase contracts with a number of commercial suppliers.
Additionally, TXU Fuel has entered into a number of short-term gas purchase contracts with other commercial suppliers at spot market prices. In general, these spot gas purchase contracts require both the buyer and seller to purchase and deliver the gas on negotiated terms during the agreed-upon delivery period. In the past, curtailments of gas deliveries have been experienced during periods of winter peak gas demand; however, such curtailments have been of relatively short duration, have had a minimal impact on operations and generally have required utilization of fuel oil and gas storage inventories to replace the gas curtailed. No curtailments were experienced during 2000.

   TXU Fuel owns and operates an intrastate natural gas pipeline system that extends from the gas-producing area of the Permian Basin in West Texas to the East Texas gas fields and southward to the Gulf Coast area. This system includes a one-half undivided interest in a 36-inch pipeline that extends approximately 395 miles from the Permian Basin area to a point of termination south of the Dallas-Fort Worth area. Additionally, TXU Fuel owns a 39% undivided interest in another 36-inch pipeline connecting to this pipeline and extending 58 miles eastward to one of TXU Fuel's underground gas storage facilities. TXU Fuel also owns and operates approximately 1,500 miles of various smaller capacity lines that are used to gather and transport natural gas from other gas-producing areas. The pipeline facilities of TXU Fuel form an integrated network through which fuel gas is gathered and transported to certain TXU Electric generating stations for use in the generation of electric energy.

   TXU Fuel also owns and operates two underground gas storage facilities with a usable capacity of 14.0 billion cubic feet (Bcf), with approximately 12.0 Bcf of gas in inventory at December 31, 2000. Gas stored in these facilities can be withdrawn for use during periods of peak demand to meet seasonal and other fluctuations or curtailment of deliveries by gas suppliers. Under normal operating conditions, up to 400 million cubic feet can be withdrawn each day for a ten-day period, with withdrawals at lower rates thereafter.

   Lignite/Coal -- Lignite is used as the primary fuel in two units at the Big Brown generating station (Big Brown), three units at the Monticello generating station (Monticello), three units at the Martin Lake generating station (Martin
Lake), and one unit at the Sandow generating station (Sandow), having an aggregate net capability of 5,837 MW. TXU Electric's lignite units have been constructed adjacent to surface minable lignite reserves. TXU Electric owns in fee or has under lease an estimated 448 million tons of proven reserves dedicated to the Big Brown, Monticello and Martin Lake generating stations. TXU Electric also owns in fee or has under lease in excess of 229 million tons of proven reserves not dedicated to specific generating stations. TXU Mining Company (TXU Mining), an affiliate of TXU Electric, operates owned and/or leased equipment to remove the overburden and recover the lignite. One of TXU Electric's lignite units, Sandow Unit 4, is fueled from lignite deposits owned by Alcoa, which furnishes fuel at no cost to TXU Electric for that portion of energy generated from such unit that is equal to the amount of energy delivered to Alcoa.

   Lignite production operations at Big Brown, Monticello and Martin Lake are accompanied by an extensive reclamation program that returns the land to productive uses such as wildlife habitats, commercial timberland and pasture land. For information concerning federal and state laws with respect to surface mining, see Environmental Matters.

   TXU Electric supplements its lignite fuel at Big Brown, Monticello and Martin Lake with western coal from the Powder River Basin (PRB) in Wyoming. The coal is purchased from multiple suppliers under contracts of various lengths and is transported from the PRB to TXU Electric's generating plants by railcar under three contracts that range in length from two to seven years.

   Nuclear -- TXU Electric owns and operates two nuclear-fueled generating units at the Comanche Peak nuclear powered electric generating station (Comanche
Peak), each of which is designed for a net capability of 1,150 MW.

   The nuclear fuel cycle requires the mining and milling of uranium ore to provide uranium oxide concentrate (U3O8), the conversion of U3O8 to uranium hexafluoride (UF6), the enrichment of the UF6 and the fabrication of the enriched uranium into fuel assemblies. TXU Electric has on hand, or has contracted for, the raw materials and services it expects to need for its nuclear units through the years indicated: uranium (2001), conversion (2003), enrichment (2014), and fabrication (2011). Although TXU Electric cannot predict the future availability of uranium and nuclear fuel services, TXU Electric does not currently expect to have difficulty obtaining U3O8 and the services necessary for its conversion, enrichment and fabrication into nuclear fuel for years later than those shown above.

   The Nuclear Waste Policy Act of 1982, as amended (NWPA), provides for the development by the United States Department of Energy (DOE) of interim storage and permanent disposal facilities for spent nuclear fuel and/or high level radioactive waste materials. In January 1998, the DOE did not meet its obligation to begin accepting spent nuclear fuel. The DOE continues to maintain its position that no obligation to begin acceptance of spent nuclear fuel exists despite multiple industry-initiated lawsuits challenging that position and a US Court of Appeals decision that such obligation exists. TXU Electric is unable to predict what impact, if any, the DOE's delay will have on TXU Electric's future operations. Under provisions of the NWPA, funding for the program is provided by a one-mill per kWh fee currently levied on electricity generated and sold from nuclear reactors, including the Comanche Peak units.

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

   The principal generating facilities of TXU Electric and load centers of TXU Electric and TXU SESCO are connected by 3,996 circuit miles of 345-kilovolt (kV) transmission lines and 9,371 circuit miles of 138- and 69-kV transmission lines. TXU SESCO Company (TXU SESCO), operating in the eastern and central part of Texas, is connected to TXU Electric by three 138-kV lines, ten 69-kV lines and three lines at distribution voltage.

   TXU Electric is connected by six 345-kV lines to Reliant Energy Company; by three 345-kV, eight 138-kV and nine 69-kV lines to American Electric Power Company; by two 345-kV and eight 138-kV lines to the Lower Colorado River Authority; by four 345-kV and nine 138-kV lines to the Texas Municipal Power Agency; by one asynchronous High Voltage Direct Current (HVDC) interconnection to American Electric Power Company; and at several points with smaller systems operating wholly within Texas.

Distribution
------------

   The TXU Electric distribution system supplies electricity to approximately
2.6 million customers (including approximately 2.3 million residential customers and 310,000 commercial and industrial businesses). On average, TXU Electric has added approximately 47,000 customers to its system each year for the last several years and over 58,000 in 2000. The electric distribution business consists of the ownership, management, construction, maintenance and operation of the distribution network within TXU Electric's certificated service area.

   TXU Electric's distribution network receives electricity from the transmission grid through power distribution substations and distributes electricity to end users and wholesale customers through approximately 2,800 distribution feeders.

   The TXU Electric distribution network consists of approximately 54,000 miles of overhead primary conductors, 22,000 miles of overhead secondary and street light conductors, 11,500 miles of underground primary conductors and 6,600 miles of underground secondary and street light conductors. The majority of the distribution system operates at 25-kV and 12.5-kV.

   The greater portion of the T&D lines of TXU Electric has been constructed over lands of others pursuant to easements or along public highways and streets as permitted by law.

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

   Docket No. 21527 -- In October 1999, TXU Electric filed a petition with the PUC for a financing order (Docket No. 21527) to permit the issuance by a special purpose entity of $1.65 billion of transition bonds secured by payments designed to enable TXU Electric to recover its generation-related regulatory assets and other qualified costs in accordance with the 1999 Restructuring Legislation.
The proceeds received by TXU Electric from the issuance of the transition bonds are to be used solely for the purpose of retiring utility debt and equity. On May 1, 2000, the PUC signed a final order rejecting TXU Electric's request for the $1.65 billion and authorized only $363 million. TXU Electric filed an appeal on May 2, 2000 with the Travis County, Texas District Court.

On September 7, 2000, the Travis County, Texas District Court issued a final judgment reversing that part of the PUC's financing order that utilized regulated asset life (up to 40 years) for purposes of present-valuing the benefits of securitization. Instead, the District Court ruled that a present-value period based upon stranded cost and regulatory asset recovery periods authorized under the 1999 Restructuring Legislation should have been used by the PUC. The District Court also ruled that the PUC statements in its financing order concerning the future impact of securitization of loss on reacquired debt were only an advisory opinion. The judgment affirmed other aspects of the PUC's financing order and ordered the case remanded to the PUC for further proceedings consistent with the judgment. TXU Electric and various other parties have appealed this judgment directly to the Texas Supreme Court. TXU Electric expects that any difference between the $1.65 billion and the amount finally authorized will continue to be deferred until recovery of generation related regulatory assets is addressed again by the PUC. TXU Electric is unable to predict the outcome of these proceedings.

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

   Docket No. 22350 -- As required by the 1999 Restructuring Legislation, in January 2000, TXU Electric filed its business separation plan with the PUC. In March 2000, TXU Electric filed its application for approval of its unbundled cost of service rates with the PUC. This plan and application lay the foundation for TXU Electric to take part in retail competition to begin in the Texas electricity market. Under the business separation plan, the generation business unit and the retail business unit of TXU Electric will become unregulated entities and will be allowed to compete for customers. The T&D business units of TXU Electric will be separated into regulated entities and will together represent the regulated part of the business. In addition to the actual T&D charges for delivering electricity, these rates include nuclear decommissioning fund charges, system benefit fund charges and stranded cost recovery charges. In the March 2000 filing, TXU Electric's stranded costs were estimated to be approximately $3.7 billion, including the regulatory assets that were part of the Docket No. 21527 proceedings and amounts related to the remand of Docket No. 9300, addressed below. TXU Electric filed an updated stranded cost estimate on August 28, 2000 to reflect various PUC decisions made since Docket No. 22350 was filed. In the August 28, 2000 filing, TXU Electric's stranded costs were estimated to be $2.8 billion. Subsequent to the August 2000 filing, the PUC has required TXU Electric to revise the stranded cost estimate to remove amounts related to regulatory assets, certain environmental expenditures, and the remand of Docket No. 9300, which resulted in a revised estimate of $14 million, including displaced worker costs. TXU Electric has appealed certain of the PUC's decisions related to this matter to the Travis County, Texas District Court. Various parties to Docket No. 22350 have presented stranded cost estimates ranging from negative $1.5 billion to negative $3.5 billion along with recommendations that these amounts be returned to customers beginning in 2002. The estimate established in Docket No. 22350 is subject to a future market-based "true-up" in 2004. TXU Electric is unable to predict the outcome of these proceedings.

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

   Docket No. 22344 -- In a generic issues docket held in August 2000, the PUC issued orders that impacted TXU Electric's recovery of restructuring expenses and certain other regulatory assets. Accordingly, in September 2000, such unrecovered regulatory assets totaling $52 million were written off. This reduced earnings in excess of the earnings cap by an equal amount. As a result, there was no impact to net income.

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

   Final reconciliation of fuel costs must be made either in a reconciliation proceeding or in a general rate case. In a final reconciliation, a utility has the burden of proving that fuel costs under review were reasonable and necessary to provide reliable electric service, that it has properly accounted for its fuel-related revenues, and that fuel prices charged to the utility by an affiliate were reasonable and necessary and not higher than prices charged for similar items by such affiliate to other affiliates or nonaffiliates. For generating utilities like TXU Electric, through August 31, 1999, the rule provided for recovery of purchased power capacity costs through a power cost recovery factor with respect to purchases from qualifying facilities, to the extent such costs were not otherwise included in base rates. Pursuant to the 1999 Restructuring Legislation, the power cost recovery factor will be frozen between September 1, 1999 and January 1, 2002. The energy-related costs of such purchases continue to be included in the fixed fuel factor. TXU Electric is required to file in 2002 with the PUC for final reconciliation of its eligible fuel costs. This final reconciliation will cover the period July 1998 through December 2001.

   Docket No. 22880/Docket No. 23153 -- Because natural gas prices recently have exceeded those in the base fuel factor, on August 4, 2000, TXU Electric filed a request with the PUC in Docket No. 22880 to surcharge the cumulative under-collection of fuel cost revenues that existed as of June 30, 2000, together with interest through November 2000, in the amount of $167 million, and to increase its current fuel factors by 27.6%. On August 31, 2000, the Administrative Law Judge entered an Interim Order, implementing an agreement of the parties, providing for an interim increase in fuel factors of 13.8%, effective September 6, 2000, and a surcharge of TXU Electric's cumulative under-recovery of fuel cost revenues that existed as of July 31, 2000, together with the interest through November 2000, in the amount of $315 million to be collected over the fourteen-month period beginning November 2000. On October 13, 2000, TXU Electric filed a Supplemental Application with the PUC requesting its initial 27.6% fuel factor increase instead of the interim increase. Also on October 13, 2000, TXU Electric filed a request with the PUC in Docket No. 23153 for a surcharge to recover a $231 million under-collection of fuel cost revenues for the months of August and September 2000. The proposed surcharge would be collected from January 2001 through December 2001. Docket No. 23153 was subsequently consolidated into Docket No. 22880. On January 11, 2001, the PUC approved TXU Electric's requests in Docket No. 22880 and Docket No. 23153. In addition, on January 11, 2001, the PUC approved the requested fuel factor increase, effective that date. The PUC also approved the surcharge request filed in Docket No. 23153, effective January 11, 2001 through December 31, 2001.

   Docket No. 23640 -- In February 2001, TXU Electric filed with the PUC a request for a surcharge to recover under-collected fuel cost revenues for the months of October 2000 through December 2000, plus estimated under-recoveries for the period January 2001 through March 2001 totaling $591 million, and to increase its current fuel factor by 26.4% over the increase approved in Docket 22880. The proposed fuel factor increase would be effective March 5, 2001 and the proposed surcharge would be collected from April 2001 through December 2001. TXU Electric cannot predict the outcome of this proceeding.

   COMPETITION

   General -- The Energy Policy Act addresses a wide range of energy issues and is intended to increase competition in electric generation and broaden access to electric transmission systems. In addition, PURA impacts the PUC and its regulatory practices and encourages increased competition in the wholesale electric utility industry in Texas. Although TXU Electric is unable to predict the ultimate impact of these and any other related regulations or legislation on its operations, it believes that such actions are consistent with the trend toward increased competition in the energy industry.

   The 1999 Restructuring Legislation will restructure the electric utility industry in Texas. Among other matters, the 1999 Restructuring Legislation authorizes competition in the retail and generation markets for electricity beginning January 1, 2002; provides for the recovery of generation-related and purchased power related stranded costs and generation-related regulatory assets; requires reductions in NOx and SO2 emissions; requires a rate freeze, excluding cost of fuel, for all customers until January 1, 2002 and certain rate reductions for residential and small commercial customers for up to five years thereafter; and sets certain limits on capacity owned and controlled by power generation companies. Project teams have been established to prepare TXU Electric for a competitive environment. These teams are comprised of resources from all facets of TXU Corp.'s business. These teams continue to formulate short- and long-term strategies to address implementation of the 1999 Restructuring Legislation.

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

   Furthermore, there is increasing pressure on utilities to reduce costs, including the cost of power, and tailor energy services to the specific needs of customers. Such competitive pressures among electric utility and non-utility power producers could result in the loss of some retail energy services customers. TXU Electric is aggressively managing its operating costs and capital expenditures through streamlined business processes and operating practices and is developing and implementing strategies to address an increasingly competitive environment.

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

   In August 1999, a Texas Court of Appeals issued a judgment declaring invalid PUC rules governing open-access wholesale transmission service. These rules, adopted in February 1996, guaranteed open-access wholesale transmission service by electric utilities in ERCOT to other utilities and non-utility power suppliers, and established a rate formula to determine access charges for the transmission of wholesale electricity. In its decision, the court concluded that the PUC lacks the statutory authority to establish transmission access rates, and therefore rendered the transmission rules invalid. Several interested parties and the PUC filed motions for rehearing with the Court of Appeals, asking the court to reverse its decision and to recognize the PUC's authority to set wholesale transmission rates in ERCOT. In January 2000, a judgment was rendered on the motions for rehearing by the Texas Court of Appeals, declaring that certain subsections of the open-access rules are invalid, while still concluding that the PUC lacks statutory authority to establish transmission access rates. Petitions for review were filed with the Supreme Court of Texas by the PUC and other interested parties urging the Supreme Court to reverse the judgment of the Court of Appeals. TXU Electric is unable to predict the impact of this judgment on open-access transmission rates at this time.

   Customers -- There are no individually significant customers upon which TXU Electric's business or results of operations are highly dependent.


                             COMPETITIVE STRATEGY
                             --------------------

   As a result of the provisions of the 1999 Restructuring Legislation, TXU Electric plans to implement a portfolio management/merchant trading strategy with affiliates in conjunction with its upstream (generation and fuel supply) and downstream (retail customers) positions to effectively serve its customers, minimize risks and maximize margins available in the Texas markets. This strategy has been effectively implemented by affiliates in Europe and Australia.

                             ENVIRONMENTAL MATTERS
                             ---------------------


   TXU Electric is subject to various federal, state and local regulations dealing with air and water quality and related environmental matters. (See Management's Discussion and Analysis of Financial Condition and Results of Operations.)

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

   The Clean Air Act includes provisions which, among other things, place limits on the SO2 emissions produced by generating units. In addition to the new source performance standards applicable to SO2, the Clean Air Act required that fossil-fueled plants meet certain SO2 emission allowances by 2000. TXU Electric's generating units currently meet the SO2 allowance requirements.

   To meet these SO2 requirements, the Clean Air Act provides for the annual allocation of SO2 emission allowances to utilities. Under the Clean Air Act, utilities are permitted to transfer allowances within their own systems and to buy or sell allowances from or to other utilities. The EPA grants a maximum number of allowances annually to TXU Electric based on the amount of emissions from units in operation during the period 1985 through 1987. TXU Electric intends to utilize internal allocation of emission allowances within its system and, if cost effective, may purchase additional emission allowances to enable future electric generating units to meet the requirements of the Clean Air Act. TXU Electric may also sell excess emission allowances. TXU Electric is unable to predict the extent to which it may generate excess allowances or will be able to acquire allowances from others if needed but does not anticipate any significant problems in keeping emissions within its allotted allowances.

   TXU Electric's generating units meet the NOx limits currently required by the Clean Air Act. The TNRCC and the EPA have proposed rules that will require NOx emission reductions at TXU Electric's generating units in the Dallas-Fort Worth area. Additionally, in 1996, TXU Electric elected for an early opt-in under Phase I related to NOx limits for its coal-fired generating units. This election locks in NOx limits for these generating units for a ten-year period. The Clean Air Act also requires studies, which began in 1991, by the EPA to assess the potential for toxic emissions from utility boilers. In December 2000, the EPA published a notice that it intends to regulate the emissions of hazardous air pollutants, including mercury, from fossil fuel-fired power plants in the future. Regulations on mercury will be proposed by 2003 to be issued by 2004. TXU Electric is unable to predict the effects of these regulations. Recently, the EPA promulgated rules for regional haze; the impact of these rules, is unknown at this time because the TNRCC must implement the regional haze requirements.

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

   In 1997, the TNRCC required some companies to submit Title V Operating Permit applications for many of their facilities, including TXU Electric's generating facilities. All required Title V Operating Permit applications have been filed and TXU Electric has received Title V Operating Permits for most of its facilities. TXU Electric anticipates the approval of all pending permit applications.

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

   The TNRCC has also adopted revisions to its State Implementation Plan (SIP) rules that require a 89% reduction in NOx emissions from electric utility units in the Dallas-Fort Worth ozone non-attainment area, and a 51% reduction in NOx emissions from electric utility units in East and Central Texas. The costs of SIP reductions are eligible for recovery as stranded costs provided they satisfy the standards for recovery of environmental improvement costs established by the 1999 Restructuring Legislation provisions. The cost of compliance will be reduced due to emission trading provisions in the rules.

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

   Under the federal Low-Level Radioactive Waste Policy Act of 1980, as amended, the State of Texas is required to provide, either on its own or jointly with other states in a compact, for the disposal of all low-level radioactive waste generated within the state. The State of Texas has agreed to a compact with the States of Maine and Vermont for a disposal facility that would be located in Texas. That compact was ratified by Congress and signed by the President in 1998. The State of Texas had proposed to license a disposal site in Hudspeth County, Texas, but in October 1998 the TNRCC denied that license application. No appeal was taken from the denial of the license application, and that denial is now final. The nature and extent of future efforts by the State of Texas to provide for a disposal site are presently uncertain. TXU Electric will continue to ship low-level waste material off-site for as long as an alternative disposal site is available. Should existing off-site disposal become unavailable, the low-level waste material will be stored on-site. TXU Electric's on-site storage capacity is expected to be adequate until other off-site facilities become available.

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

   None.

                                   PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

   Identification of Directors, business experience and other directorships:

                                 Other Positions and
                                Offices Presently Held        Date First Elected as            Present Principal Occupation or
                                  With TXU Electric                 Director                       Employment and Principal
                                (Current Term Expires         (Current Term Expires            Business (Preceding Five Years),
  Name of Director     Age          in May, 2001)                 in May, 2001)                       Other Directorships
-------------------    ---    -------------------------       ---------------------       ------------------------------------------

T. L. Baker             55            President                 February 20, 1987         President of TXU Electric, TXU Gas and TXU
                                                                                            SESCO; prior thereto, President,
                                                                                            Electric Service Division, of TXU
                                                                                            Electric and TXU Gas Distribution; prior
                                                                                            thereto, Executive Vice President of TXU
                                                                                            Electric; prior thereto, Senior Vice
                                                                                            President of TXU Electric.

David W. Biegler        54          Group President              August 29, 1997          President of TXU Corp., Group President of
                                                                                            TXU Electric and TXU Gas; prior thereto,
                                                                                            President and Chief Operating Officer of
                                                                                            TXU Corp., TXU Electric and TXU Gas;
                                                                                            prior thereto, Chairman, President and
                                                                                            Chief Executive Officer of TXU Gas;
                                                                                            other directorships: TXU Gas, J.P.
                                                                                            Morgan Chase Texas Bank and Trinity
                                                                                            Industries, Inc. (railcars, construction
                                                                                            materials and industrial equipment).

Barbara B. Curry        46                None                   August 29, 1997          Executive Vice President of TXU Corp.;
                                                                                            prior thereto, Executive Vice President
                                                                                            of TXU Business Services; prior thereto,
                                                                                            Vice President of TXU Business Services;
                                                                                            prior thereto, Assistant to the Chairman
                                                                                            of TXU Corp.; other directorship: TXU
                                                                                            Gas.

H. Jarrell Gibbs        63                None                     May 12, 2000           Vice Chairman of the Board of TXU Corp.
                                                                                            and TXU Gas; prior thereto, President of
                                                                                            TXU Electric; prior thereto, Vice
                                                                                            President and Principal Financial
                                                                                            Officer of TXU Corp.; other
                                                                                            directorships: TXU Gas and TXU Europe
                                                                                            Limited.

M. S. Greene            55      President, Transmission           May 27, 1997            President, TXU Lone Star Pipeline and
                                       Division                                             Transmission Division of TXU Electric;
                                                                                            prior thereto, Executive Vice President
                                                                                            of TXU Fuel and TXU Mining.

Michael J. McNally      46                None                  February 16, 1996         Executive Vice President and Chief
                                                                                            Financial Officer of TXU Corp.; prior
                                                                                            thereto, President, Transmission
                                                                                            Division of TXU Electric; prior thereto,
                                                                                            Principal of Enron Development
                                                                                            Corporation; prior thereto, Managing
                                                                                            Director of Enron Capital and Trade
                                                                                            Resources; other directorships: TXU Gas
                                                                                            and TXU Europe Limited.

Erle Nye                63    Chairman of the Board and         September 17, 1982        Chairman of the Board and Chief Executive
                                   Chief Executive                                          of TXU Corp., TXU Electric and TXU Gas;
                                                                                            prior thereto, President and Chief
                                                                                            Executive of TXU Corp. and Chairman of
                                                                                            the Board and Chief Executive of TXU
                                                                                            Electric; other directorships: TXU
                                                                                            Corp., TXU Gas and TXU Europe Limited.

                                 Other Positions and
                                Offices Presently Held        Date First Elected as            Present Principal Occupation or
                                  With TXU Electric                 Director                       Employment and Principal
                                (Current Term Expires         (Current Term Expires            Business (Preceding Five Years),
  Name of Director     Age          in May, 2001)                 in May, 2001)                       Other Directorships
-------------------    ---    -------------------------       ---------------------       ------------------------------------------

W. M. Taylor            58      President, Generation         May 20, 1986                President, Generation Division of TXU
                                      Division                                              Electric and Executive Vice President of
                                                                                            TXU Mining; prior thereto, Executive
                                                                                            Vice President of TXU Electric.

Directors of TXU Electric receive no compensation in their capacity as Directors.

Identification of Executive Officers and business experience:


                                Positions and Offices         Date First Elected to
                               Presently Held (Current           Present Offices
                                     Term Expires             (Current Term Expires                   Business Experience
  Name of Officer      Age           in May, 2001)                in May, 2001)                      (Preceding Five Years)
-------------------    ---    -------------------------       ---------------------       ------------------------------------------

Erle Nye                63    Chairman of the Board and         February 20, 1987         Chairman of the Board and Chief Executive
                                   Chief Executive                                          of TXU Corp., TXU Electric and TXU Gas;
                                                                                            prior thereto, President and Chief
                                                                                            Executive of TXU Corp. and Chairman of
                                                                                            the Board and Chief Executive of TXU
                                                                                            Electric.

David W. Biegler        54         Group President                 May 12, 2000           President of TXU Corp. and Group President
                                                                                            of TXU Electric and TXU Gas; prior
                                                                                            thereto, President and Chief Operating
                                                                                            Officer of TXU Corp., TXU Electric and
                                                                                            TXU Gas; prior thereto, Chairman,
                                                                                            President and Chief Executive Officer of
                                                                                            TXU Gas.

T. L. Baker             55            President                    May 12, 2000           President of TXU Electric, TXU Gas and TXU
                                                                                            SESCO; prior thereto, President,
                                                                                            Electric Service Division, of TXU
                                                                                            Electric and TXU Gas Distribution; prior
                                                                                            thereto, Executive Vice President of TXU
                                                                                            Electric; prior thereto, Senior Vice
                                                                                            President of TXU Electric.

W. M. Taylor            58      President, Generation           February 16, 1996         President, Generation Division of TXU
                                      Division                                              Electric and Executive Vice President of
                                                                                            TXU Mining; prior thereto, Executive
                                                                                            Vice President of TXU Electric.

M. S. Greene            55    President, Transmission              May 27, 1997           President, TXU Lone Star Pipeline and
                                      Division                                              Transmission Division of TXU Electric;
                                                                                            prior thereto, Executive Vice President
                                                                                            of TXU Fuel and TXU Mining.

There is no family relationship between any of the above-named Directors and Executive Officers.

Item 11.  EXECUTIVE COMPENSATION

   TXU Electric and its affiliates have paid or awarded compensation during the last three calendar years to the following Executive Officers for services in all capacities:

                                                SUMMARY COMPENSATION TABLE

                                             Annual Compensation                   Long-Term Compensation
                                     ----------------------------------     ------------------------------------
                                                                                      Awards             Payouts
                                                                            -------------------------    -------
                                                              Other         Restricted     Securities                All Other
                                                              Annual          Stock        Underlying     LTIP        Compen-
        Name and                     Salary       Bonus       Compen-         Awards        Options/     Payouts      sation
   Principal Position        Year      ($)       ($) (4)     sation ($)       ($) (5)       SARs (#)     ($) (6)      ($) (7)
-------------------------    ----    -------     -------     ----------     ----------     ----------    -------     ---------

Erle Nye, (1) (8)........    2000    950,000     380,000         ---          593,750          ---       399,793      218,101
 Chairman of the Board       1999    908,333     475,000         ---          688,750          ---        61,016      184,892
  and Chief Executive of     1998    818,750     350,000         ---          541,250          ---        19,674      156,906
  the Company

David W. Biegler, (2)....    2000    650,000     162,500         ---          308,750          ---             0       96,924
 Group President of the      1999    641,667     164,000         ---          310,250          ---             0       81,509
  Company                    1998    617,500     102,500         ---          244,250          ---             0      174,208

T. L. Baker (3) (8)......    2000    399,167     125,000         ---          219,500          ---        93,968       84,152
President of the Company     1999    355,833     116,000         ---          199,250          ---        23,467       71,675
                             1998    323,083      60,000         ---          135,600          ---         8,212       62,011

W. M. Taylor (8).........    2000    409,167     112,500         ---          209,250          ---        77,387       82,501
 President, Generation       1999    375,000      98,500         ---          184,000          ---        24,969       70,720
  Division                   1998    360,500      75,000         ---          157,800          ---         7,733       63,421

M. S. Greene  (8)........    2000    283,333      75,000         ---          142,500          ---         6,021       59,487
 President, Transmission     1999    255,833      63,500         ---          122,000          ---        18,304       51,454
  Division                   1998    245,833      50,000         ---          106,250          ---         5,645       45,875

-------------

(1)  Compensation amounts represent compensation paid by TXU Corp.

(2) Mr. Biegler was elected Group President of TXU Electric effective May 12, 2000; prior thereto, he was President and Chief Operating Officer. Compensation amounts represent compensation paid by TXU Corp.

(3) Mr. Baker was elected President of TXU Electric effective May 12, 2000; prior thereto, he was President, Electric Service Division.

(4) Amounts reported as Bonus in the Summary Compensation Table are attributable to the named officer's participation in the Annual Incentive Plan (AIP). Elected corporate officers of TXU Corp. and its participating subsidiaries with a title of Vice President or above are eligible to participate in the AIP. Under the terms of the AIP, target incentive awards ranging from 40% to 75% of base salary, and a maximum award of 100% of base salary, are established. The percentage of the target or the maximum actually awarded, if any, is dependent upon the attainment of per share net income goals established in advance by the TXU Corp. Organization and Compensation Committee (Committee) as well as the Committee's evaluation of the participant's and TXU Corp.'s performance. One-half of each award is paid in cash and is reflected as Bonus in the Summary Compensation Table. Payment of the remainder of the award is deferred and invested under the Deferred and Incentive Compensation Plan (DICP) discussed hereinafter in footnote (5).

(5) Amounts reported as Restricted Stock Awards in the Summary Compensation Table are attributable to the named officer's participation in the Deferred and Incentive Compensation Plan (DICP). Elected corporate officers of TXU Corp. and its participating subsidiaries with the title of Vice President or above are eligible to participate in the DICP. Participants in the DICP may defer a percentage of their base salary not to exceed a maximum percentage determined by the Committee for each Plan year and in any event not to exceed 15% of the participant's base salary. Salary deferred under the DICP is included in amounts reported as Salary in the Summary Compensation Table. TXU Corp. makes a matching award (Matching Award) equal to 150% of the participant's deferred salary. In addition, one-half of any AIP award (Incentive Award) is deferred and invested under the DICP. The Matching Awards and Incentive Awards are subject to forfeiture under certain circumstances. Under the DICP, a trustee purchases TXU Corp. common stock with an amount of cash equal to each participant's deferred salary, Matching Award and Incentive Award, and accounts are established for each participant containing performance units (Units) equal to such number of common shares. DICP investments, including reinvested dividends, are restricted to TXU Corp. common stock, and the value of each unit credited to participants' accounts equals the value of a share of TXU Corp. common stock. On the expiration of the applicable maturity period (three years for Incentive Awards and five years for deferred salary and Matching Awards), the values of the participant's accounts are paid in cash based upon the then current value of the Units; provided, however, that in no event will a participant's account be deemed to have a cash value which is less than the sum of such participant's deferred salary together with 6% per annum interest compounded annually. The maturity period is waived if the participant dies or becomes totally and permanently disabled and may be extended under certain circumstances.

     Incentive Awards and Matching Awards that have been made under the DICP are included under Restricted Stock Awards in the Summary Compensation Table for each of the last three years. As a result of these awards, undistributed Incentive Awards and Matching Awards made under the Plan in prior years, and dividends reinvested thereon, the number and market value at December 31, 2000 of such Units (each of which is equal to one share of common stock) held in the DICP accounts for Messrs. Nye, Biegler, Baker, Taylor and Greene were 62,925 ($2,788,364), 24,705 ($1,094,740), 20,236
     ($896,708), 20,772 ($920,459) and 14,064 ($623,211), respectively.

(6) Amounts reported as LTIP payouts in the Summary Compensation Table are attributable to the vesting and distribution of performance based restricted stock awards under the Long-Term Incentive Compensation Plan (LTICP) and the distribution during the year of earnings on salaries previously deferred under the DICP.

     The LTICP is a comprehensive, stock-based incentive compensation plan providing for discretionary grants of common stock-based awards, including restricted stock. Outstanding awards to named executive officers vest at the end of a three year performance period and provide for an ultimate award of from 0% to 200% of the number of shares initially awarded based on TXU Corp.'s total return to shareholders over the three year period compared to the total return provided by the companies comprising the Standard & Poor's Electric Utility Index. Dividends on the restricted stock are reinvested in TXU Corp. common stock and are paid in cash upon release of the restricted shares. Based on TXU Corp.'s total return to shareholders over the three year period ending March 31, 2000 compared to the returns provided by the companies comprising the Standard & Poor's Electric Utility Index, Messrs. Nye, Baker and Taylor each received 50% of the restricted shares awarded in May of 1997, which stock was valued at $380,188, $86,406 and $69,125, respectively.

     Amounts reported also include earnings distributed during the year on salaries previously deferred under the DICP for Messrs. Nye, Baker, Taylor and Greene of $19,605, $7,561, $8,262 and $6,021, respectively.

     As a result of restricted stock awards under the LTICP, and reinvested dividends thereon, the number of shares of restricted stock and the value of such shares at December 31, 2000 held for Messrs. Nye, Biegler, Baker, Taylor and Greene were 147,396 ($6,531,485), 29,539 ($1,308,947), 28,120
     ($1,246,067), 22,735 ($1,007,445) and 8,490 ($376,213), respectively.

     As noted, salaries deferred under the DICP are included in amounts reported as Salary in the Summary Compensation Table. Amounts shown in the table below represent the number of shares purchased under the DICP with these deferred salaries for 2000 and the number of shares awarded under the
     LTICP:

            LONG-TERM INCENTIVE PLANS - AWARDS IN LAST FISCAL YEAR

                         Deferred and Incentive
                        Compensation Plan (DICP)            Long-Term Incentive Compensation Plan (LTICP)
                       -------------------------   --------------------------------------------------------------

                       Number of    Performance                       Performance
                        Shares,       or Other      Number of          or Other
                       Units or     Period Until   Shares, Units     Period Until       Estimated Future Payouts
                         Other       Maturation      or Other        Maturation or     --------------------------
      Name             Rights (#)     or Payout     Rights (#)          Payout         Minimum (#)    Maximum (#)
--------------------   ----------   ------------   -------------     -------------     -----------    -----------

Erle Nye............      4,503        5 Years         75,000           3 Years             0           150,000

David W. Biegler....      3,081        5 Years         10,000           3 Years             0            20,000

T. L. Baker.........      1,990        5 Years         12,000           3 Years             0            24,000

W. M. Taylor........      2,038        5 Years         10,000           3 Years             0            20,000

M. S. Greene........      1,422        5 Years          5,000           3 Years             0            10,000


(7) Amounts reported as All Other Compensation in the Summary Compensation Table are attributable to the named officer's participation in certain plans and as otherwise described hereinafter in this footnote.

     Under the TXU Thrift Plan (Thrift Plan) all eligible employees of TXU Corp. and any of its participating subsidiaries may invest up to 16% of their regular salary or wages in common stock of TXU Corp., or in a variety of selected mutual funds. Under the Thrift Plan, TXU Corp. and its participating subsidiaries match a portion of an employee's contributions in an amount equal to 40%, 50% or 60% (depending on the employee's length of service) of the first 6% of such employee's contributions. All matching amounts are invested in common stock of TXU Corp. The amounts reported under All Other Compensation in the Summary Compensation Table include these matching amounts which, for Messrs. Nye, Biegler, Baker, Taylor and Greene were $6,120, $6,120, $6,120, $6,120 and $6,120, respectively, during
     2000.

     TXU Corp. has a Salary Deferral Program (Program) under which each employee of TXU Corp. and its participating subsidiaries whose annual salary is equal to or greater than an amount established under the Program ($100,550 for the Program Year beginning April 1, 2000) may elect to defer a percentage of annual base salary, or any bonus or other special cash compensation for a period of seven years, for a period ending with the retirement of such employee, or for a combination thereof. Such deferrals may be up to a maximum of 50% of the employee's annual salary and/or 100% of the employee's bonus or other special cash compensation. TXU Corp. makes a matching award, subject to forfeiture under certain circumstances, equal to 100% of up to the first 8% of salary deferred under the Program. Salary and bonuses deferred under the Program are included in amounts reported under Salary and Bonus, respectively, in the Summary Compensation Table. Deferrals are credited with earnings or losses based on the performance of investment alternatives selected by each participant. At the end of the applicable maturity period, the trustee for the Program distributes the deferrals and the applicable earnings in cash. The distribution is in a lump sum if the applicable maturity period is seven years. If the retirement option is elected, the distribution is made in twenty annual installments. TXU Corp. is financing the retirement option portion of the Program through the purchase of corporate-owned life insurance on the lives of participants. The proceeds from such insurance are expected to allow TXU Corp. to fully recover the cost of the retirement option. During 2000, matching awards, which are included under All Other Compensation in the Summary Compensation Table, were made for Messrs. Nye, Biegler, Baker, Taylor and Greene in the amounts of $76,000, $52,000, $31,933, $32,733 and $28,333, respectively.

     Under TXU Corp.'s Split-Dollar Life Insurance Program (Insurance Program), split-dollar life insurance policies are purchased for elected corporate officers of TXU Corp. and its participating subsidiaries with a title of Vice President or above, with a death benefit equal to four times their annual Insurance Program compensation. New participants vest in the policies issued under the Insurance Program over a six year period. TXU Corp. pays the premiums for these policies and has received a collateral assignment of the policies equal in value to the sum of all of its insurance premium payments. Although the Insurance Program is terminable at any time, it is designed so that if it is continued, TXU

     Corp. will fully recover all of the insurance premium payments it has made either upon the death of the participant or, if the assumptions made as to policy yield are realized, upon the later of fifteen years of participation or the participant's attainment of age sixty-five. During 2000, the economic benefit derived by Messrs. Nye, Biegler, Baker, Taylor and Greene from the term insurance coverage provided and the interest foregone on the remainder of the insurance premiums paid by TXU Corp. amounted to $135,981, $38,804, $46,698, $43,647 and $25,034, respectively.

(8) TXU Corp. has entered into employment agreements with Messrs. Nye, Baker, Taylor and Greene as hereinafter described in this footnote.

     Effective June 1, 2000, TXU Corp. entered into an employment agreement with Mr. Nye. The agreement provides for Mr. Nye's continued service, through June 1, 2004 (Term), as TXU Corp.'s Chairman of the Board and Chief Executive. Under the terms of the agreement, Mr. Nye will, during the Term, be entitled to a minimum annual base salary of $950,000, eligibility for an annual bonus under the terms of the AIP, and minimum annual restricted stock awards of 40,000 shares under the LTICP. The agreement also provides for the funding of the retirement benefit to which Mr. Nye will be entitled under TXU Corp.'s supplemental retirement plan in an amount determined in accordance with the standard formula under such plan. Additionally, the agreement entitles Mr. Nye to certain severance benefits in the event he is terminated without cause during the Term, including a payment equal to the greater of his annualized base salary and target bonus, or the total amount of base salary and bonuses he would have received for the remainder of the Term; a payment in lieu of foregone and forfeited incentive compensation; and health care benefits. The agreement also provides for compensation and benefits under certain circumstances following a change-in-control of TXU Corp. during the Term, including a payment equal to the greater of three times his annualized base salary and target bonus, or the total base salary and bonus he would have received for the remainder of the Term; a payment in lieu of foregone and forfeited incentive compensation; health care benefits and a tax gross-up payment to offset any excise tax which may result from such change-in-control payments.

     TXU Corp. entered into an employment agreement with Mr. Baker effective July 1, 2000. The employment agreement provides for the continued service by Mr. Baker through June 30, 2003 (Term). Under the terms of the agreement, Mr. Baker will, during the Term, be entitled to a minimum annual base salary of $420,000, eligibility for an annual bonus under the terms of the AIP, and minimum restricted stock awards of 12,000 shares under the LTICP. Additionally, the agreement entitles Mr. Baker to certain severance benefits in the event he is terminated without cause during the Term, including a payment equal to the greater of his annualized base salary and target bonus, or the total amount of base salary and bonuses he would have received for the remainder of the Term; a payment in lieu of foregone and forfeited incentive compensation; and health care benefits. The agreement also provides for compensation and benefits under certain circumstances following a change-in-control of TXU Corp. during the Term, including a payment equal to the greater of three times his annual base salary and target bonus, or the total base salary and bonus he would have received for the remainder of the Term; a payment in lieu of foregone and forfeited incentive compensation; health care benefits and a tax gross-up payment to offset any excise tax which may result from such change-in-control payment.

     TXU Corp. entered into an employment agreement with Mr. Taylor effective July 1, 2000. The employment agreement provides for the continued service by Mr. Taylor through June 30, 2003 (Term). Under the terms of the agreement, Mr. Taylor will, during the Term, be entitled to a minimum annual base salary of $430,000, eligibility for an annual bonus under the terms of the AIP, and minimum restricted stock awards of 10,000 shares under the LTICP. Additionally, the agreement entitles Mr. Taylor to certain severance benefits in the event he is terminated without cause during the Term, including a payment equal to the greater of his annualized base salary and target bonus, or the total amount of base salary and bonuses he would have received for the remainder of the Term; a payment in lieu of foregone and forfeited incentive compensation; and health care benefits. The agreement also provides for compensation and benefits under certain circumstances following a change-in-control of TXU Corp. during the Term, including a payment equal to the greater of three times his annual base salary and target bonus, or the total base salary and bonus he would have received for the remainder of the Term; a payment in lieu of foregone and forfeited incentive compensation;

     health care benefits and a tax gross-up payment to offset any excise tax which may result from such change-in-control payment.

     TXU Corp. entered into an employment agreement with Mr. Greene effective July 1, 2000. The employment agreement provides for the continued service by Mr. Greene through June 30, 2003 (Term). Under the terms of the agreement, Mr. Greene will, during the Term, be entitled to a minimum annual base salary of $300,000, eligibility for an annual bonus under the terms of the AIP, and minimum restricted stock awards of 5,000 shares under the LTICP. Additionally, the agreement entitles Mr. Greene to certain severance benefits in the event he is terminated without cause during the Term, including a payment equal to the greater of his annualized base salary and target bonus, or the total amount of base salary and bonuses he would have received for the remainder of the Term; a payment in lieu of foregone and forfeited incentive compensation; and health care benefits. The agreement also provides for compensation and benefits under certain circumstances following a change-in-control of TXU Corp. during the Term, including a payment equal to the greater of three times his annual base salary and target bonus, or the total base salary and bonus he would have received for the remainder of the Term; a payment in lieu of foregone and forfeited incentive compensation; health care benefits and a tax gross-up payment to offset any excise tax which may result from such change-in-control payment.

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

                AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR





                                                                     Number Of Securities            Value of Unexercised
                                                                    Underlying Unexercised               In-the-Money
                                   Shares                                 Options at                       Options at
                                  Acquired                             December 31, 2000              December 31, 2000
                                     on              Value                   (#)                             ($)
                                  Exercise          Realized     ----------------------------    ----------------------------
           Name                     (#)               ($)        Exercisable    Unexercisable    Exercisable    Unexercisable
--------------------------    ----------------    ------------   -----------    -------------    -----------    -------------

Erle Nye..................           0                 0                   0          0                    0          0
David W. Biegler..........           0                 0             129,778          0            2,598,889          0
T. L. Baker...............           0                 0                   0          0                    0          0
W. M. Taylor..............           0                 0                   0          0                    0          0
M. S. Greene..............           0                 0                   0          0                    0          0

     TXU Corp. and its subsidiaries maintain retirement plans (TXU Retirement
Plan) which are qualified under applicable provisions of the Internal Revenue Code of 1986, as amended (Code). Annual retirement benefits under the traditional defined benefit formula of the TXU Retirement Plan, which applied to each of the named officers, are computed as follows: for each year of accredited service up to a total of 40 years, 1.3% of the first $7,800, plus 1.5% of the excess over $7,800, of the participant's average annual earnings during his or her three years of highest earnings. Amounts reported under Salary for the named officers in the Summary Compensation Table approximate earnings as defined by the TXU Retirement Plan without regard to any limitations imposed by the Code. Benefits paid under the TXU Retirement Plan are not subject to any reduction for Social Security payments but are limited by provisions of the Code. As of February 28, 2001, years of accredited service under the TXU Retirement Plan for Messrs. Nye, Biegler, Baker, Taylor and Greene were 38, 3, 30, 33 and 30, respectively.

                            TXU PENSION PLAN TABLE

                                    Years of Service
                ------------------------------------------------------------

Remuneration       20          25          30           35            40
------------    --------    --------    --------    ----------    ----------
  $   50,000    $ 14,688    $ 18,360    $ 22,032    $   25,704    $   29,376
     100,000      29,688      37,110      44,532        51,954        59,376
     200,000      59,688      74,610      89,532       104,454       119,376
     400,000     119,688     149,610     179,532       209,454       239,376
     800,000     239,688     299,610     359,532       419,454       479,376
   1,000,000     299,688     374,610     449,532       524,454       599,376
   1,400,000     419,688     524,610     629,532       734,454       839,376
   1,800,000     539,688     674,610     809,532       944,454     1,079,376
   2,000,000     599,688     749,610     899,532     1,049,454     1,199,376

   Before the TXU Gas acquisition, Mr. Biegler earned retirement benefits under the Retirement and Death Benefit Program of 1969 of ENSERCH Corporation and Participating Subsidiary Companies (ENSERCH Retirement Plan) which was merged into, and became a part of, the TXU Retirement Plan effective December 31, 1997. In connection with this plan merger, the TXU Retirement Plan was amended to provide that the retirement benefit of certain TXU Gas employees will equal the sum of (1) their accrued benefit under the ENSERCH Retirement Plan through the last pay period of 1997 and (2) their accrued benefit under the TXU Retirement Plan beginning with the first pay period of 1998; provided that the aggregate retirement benefit earned under the traditional defined benefit plan formula of the plans can be no less than the retirement benefit which would have been earned had all service under the traditional defined benefit formula been under the ENSERCH Retirement Plan. Mr. Biegler, whose employment with TXU Corp. began August 5, 1997, is treated in a similar manner. Amounts reported for Mr. Biegler under Salary and Bonus in the Summary Compensation Table approximate earnings as defined by the ENSERCH Retirement Plan without regard to any limitations imposed by the Code. Benefits paid under the ENSERCH Retirement Plan are not subject to any reduction for Social Security payments but are limited by provisions of the Code. As of February 28, 2001, Mr. Biegler had 29 years of accredited service under the ENSERCH Retirement Plan and, as noted, 3 years of accredited service under the TXU Retirement Plan.


                           ENSERCH PENSION PLAN TABLE

                                     Years of Service
              ------------------------------------------------------------------

Remuneration     20        25         30          35          40          45
------------  --------  --------  ----------  ----------  ----------  ----------
  $   50,000  $ 12,500  $ 15,625  $   18,750  $   21,875  $   23,125  $   24,375
     100,000    29,735    37,169      44,603      52,036      54,536      57,036
     200,000    64,735    80,919      97,103     113,286     118,286     123,286
     400,000   134,735   168,419     202,103     235,786     245,786     255,786
     800,000   274,735   343,419     412,103     480,786     500,786     520,786
   1,000,000   344,735   430,919     517,103     603,286     628,286     653,286
   1,400,000   484,735   605,919     727,103     848,286     883,286     918,286
   1,800,000   624,735   780,919     937,103   1,093,286   1,138,286   1,183,286
   2,000,000   694,735   868,419   1,042,103   1,215,786   1,265,786   1,315,786

   TXU Corp.'s supplemental retirement plans (Supplemental Plan) provide for the payment of retirement benefits which would otherwise be limited by the Code or the definition of earnings in the TXU Retirement Plan or the ENSERCH Retirement Plan, as applicable. Under the Supplemental Plan, retirement benefits are calculated in accordance with the same formula used under the applicable qualified plan, except that, with respect to calculating the portion of the Supplemental Plan benefit attributable to service under the TXU Retirement Plan, earnings also include AIP awards (50% of the AIP award is reported under Bonus for the named officers in the Summary Compensation Table). The tables set forth above illustrate the total annual benefit payable at retirement under the TXU Retirement Plan and the ENSERCH Retirement Plan, respectively, inclusive of benefits payable under the Supplemental Plan, prior to any reduction for a contingent beneficiary option which may be selected by participants.

   The following report and performance graph are presented herein for information purposes only. This information is not required to be included herein and shall not be deemed to form a part of this report to be "filed" with the Securities and Exchange Commission. The report set forth hereinafter is the report of the Organization and Compensation Committee of the Board of Directors of TXU Corp. and is illustrative of the methodology utilized in establishing the compensation of executive officers of TXU Electric. References in the report to the "Company" are references to TXU Corp. and references to "this proxy statement" are references to TXU Corp.'s proxy statement in connection with TXU Corp.'s 2001 annual meeting of shareholders.

                ORGANIZATION AND COMPENSATION COMMITTEE REPORT
                           ON EXECUTIVE COMPENSATION

   The Organization and Compensation Committee of the Board of Directors (Committee) is responsible for reviewing and establishing the compensation of the executive officers of the Company. The Committee consists of all of the nonemployee directors of the Company and is chaired by James A. Middleton. The Committee has directed the preparation of this report and has approved its content and submission to the shareholders.

   As a matter of policy, the Committee believes that levels of executive compensation should be based upon an evaluation of the performance of the Company and its officers generally, as well as in comparison to persons with comparable responsibilities in similar business enterprises. Compensation plans should align executive compensation with returns to shareholders with due consideration accorded to balancing both long-term and short-term objectives. The overall compensation program should provide for an appropriate and competitive balance between base salaries and performance-based annual and long-term incentives. The Committee has determined that, as a matter of policy to be implemented over time, the base salaries of the officers will be established around the median, or 50th percentile, of the top ten electric utilities in the United States, or other relevant market, and that opportunities for total direct compensation (defined as the sum of base salaries, annual incentives and long-term incentives) to reach the 75th percentile, or above, of such market or markets will be provided through performance-based incentive compensation plans. Such compensation principles and practices have allowed, and should continue to allow, the Company to attract, retain and motivate its key executives.

   In furtherance of these policies, a nationally recognized compensation consultant has been retained since 1994 to assist the Committee in its periodic reviews of compensation and benefits provided to officers. The consultant's evaluations include comparisons to the largest utilities as well as to general industry with respect both to the level and composition of officers' compensation. The consultant's recommendations including the Annual Incentive Plan, the Long-Term Incentive Compensation Plan and certain benefit plans have generally been implemented. The Annual Incentive Plan, which was first approved by the shareholders in 1995 and reapproved in 2000, is generally referred to as the AIP and is described in this report and in footnote 1 on page 9 of this proxy statement. The Long-Term Incentive Compensation Plan, referred to as the Long-Term Plan or LTICP, was approved by the shareholders in 1997 and is described in this report as well as in footnote 3 on pages 10 and 11 of this proxy statement.

   The compensation of the officers of the Company consists principally of base salaries, the opportunity to earn an incentive award under the AIP, awards of performance-based restricted shares under the Long-Term Plan and the opportunity to participate in the Deferred and Incentive Compensation Plan (referred to as the DICP and described in footnote 2 on pages 9 and 10 of this proxy statement). The value of future payments under the DICP, as well as the value of the deferred portion of any award under the AIP and the value of any awards of performance-based restricted shares under the Long-Term Plan, are directly related to the future performance of the Company's common stock. It is anticipated that performance-based incentive awards under the AIP and the Long-Term Plan, will, in future years, continue to constitute a substantial percentage of the officers' total compensation.

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

   The Long-Term Plan, which is also administered by the Committee, is a comprehensive stock-based incentive compensation plan under which all awards are made in, or based on the value of, the Company's common stock. The Long-Term Plan provides that, in the discretion of the Committee, awards may be in the form of stock options, stock appreciation rights, performance and/or restricted stock or stock units or in any other stock-based form. The purpose of the Long-Term Plan is to provide performance-related incentives linked to long-term performance goals. Such performance goals may be based on individual performance and/or may include criteria such as absolute or relative levels of total shareholder return, revenues, sales, net income or net worth of the Company, any of its subsidiaries, business units or other areas, all as the Committee may determine. Awards under the Long-Term Plan constitute the principal long-term component of officers' compensation.

   In establishing levels of executive compensation at its May 2000 meeting, the Committee reviewed various performance and compensation data, including the performance measures under the AIP and the report of its compensation consultant. Information was also gathered from industry sources and other published and private materials which provided a basis for comparing the largest electric and gas utilities and other survey groups representing a large variety of business organizations. Included in the data considered were the comparative returns provided by the largest electric and gas utilities as represented by the returns of the Standard & Poor's Electric Utility Index which are reflected in the graph on page 22. Compensation amounts were established by the Committee based upon its consideration of the above comparative data and its subjective evaluation of Company and individual performance at levels consistent with the Committee's policy relating to total direct compensation.

   At its meeting in May 2000, the Committee provided awards of performance-based restricted shares under the Long-Term Plan to certain officers, including the Chief Executive. Information relating to awards made to the named executive officers is contained in the Table on page 11 of this proxy statement. The ultimate value of those awards will be determined by the Company's total return to shareholders over a three year period compared to the total return for that period of the companies comprising the Standard & Poor's Electric Utility Index. Depending upon the Company's relative total return for such period, the officers may earn from 0% to 200% of the original award and their compensation is, thereby, directly related to shareholder value. Awards granted in May 2000 contemplate that 200% of the original award will be provided if the Company's total return is in the 81st percentile or above of the returns of the companies comprising the Standard & Poor's Electric Utility Index and that such percentage of the original award will be reduced as the Company's return compared to the Index declines so that 0% of the original award will be provided if the Company's return is in the 40th percentile or below of returns provided by the companies comprising the Index. These awards, and any awards that may be made in the future, are based upon the Committee's evaluation of the appropriate level of long-term compensation consistent with its policy relating to total direct compensation.

   Additionally with respect to the Long-Term Plan, the Committee, at its meeting in May 2000, considered the restricted stock awards provided to certain officers in May of 1997. Based upon its review and comparison of the results of the Company's total return to the returns provided by the companies comprising the Standard & Poor's Electric Utility Index, the Committee determined that the Company's performance during the three year performance period ending in March of 2000 permitted the payment of 50% of such 1997 awards. Payment of these awards were made in the form of the Company's stock and cash, and, for Messrs. Nye, Gibbs and McNally, the value of the stock at the date of distribution is included in the LTIP Payouts column of the Summary Compensation Table on page 9 of this proxy statement.

   During the year the Committee and the Board of Directors determined that it was in the best interests of the Company to enter into employment agreements with certain officers, including the Chief Executive. Accordingly, the Committee recommended, and the Board of Directors subsequently approved, an employment agreement with Mr. Nye which contemplates his continued service through June 1, 2004 as Chairman of the Board and Chief Executive. The agreement provides, among other things, for a minimum annual base salary, eligibility for an annual bonus under the terms of the AIP, minimum restricted stock awards under the Long-Term Plan, certain severance benefits upon termination of employment without cause and compensation and benefits under certain circumstances following a change in control of the Company. Additionally, the Committee ratified and approved employment contracts with certain other officers of the Company and its subsidiaries including agreements with Messrs. Dickie and McNally, named executive officers. The agreements with Messrs. Nye, Dickie and McNally are described in footnote 6 on pages 13 and 14 of this proxy statement.

   Mr. Nye's base salary as Chief Executive was not increased in 2000. Based upon the Committee's evaluation of individual and Company performance, as called for by the AIP, the Committee provided Mr. Nye with an AIP award of $760,000 compared to the prior year's award of $950,000. The Committee also awarded 75,000 shares of performance-based restricted stock to Mr. Nye. Under the terms of the award, Mr. Nye can earn from 0% to 200% of the award depending on the Company's total return to shareholders over a three-year period (April 1, 2000 through March 31, 2003) compared to the total return provided by the companies comprising the Standard & Poor's Electric Utility Index. This level of compensation was established based upon the Committee's subjective evaluation of the information described in this report. In addition, as previously noted in this report, the Committee approved the payment of 50% of the 1997 restricted stock awards under the Long-Term Plan, which for Mr. Nye was 11,000 shares.

   In discharging its responsibilities with respect to establishing executive compensation, the Committee normally considers such matters at its May meeting held in conjunction with the Annual Meeting of Shareholders. Although Company management may be present during Committee discussions of officers' compensation, Committee decisions with respect to the compensation of the Chief Executive are reached in private session without the presence of any member of Company management.

   Section 162(m) of the Code limits the deductibility of compensation which a publicly traded corporation provides to its most highly compensated officers.
As a general policy, the Company does not intend to provide compensation which is not deductible for federal income tax purposes. Awards under the AIP in 1996 and subsequent years have been, and are expected to continue to be, fully deductible. Awards under the Long-Term Plan are expected to be fully deductible, and the DICP and the Salary Deferral Program have been amended to require the deferral of distributions of amounts maturing in years subsequent to 1995 until the time when such amounts would be deductible.

   Shareholder comments to the Committee are welcomed and should be addressed to the Secretary of the Company at the Company's offices.

                    Organization and Compensation Committee

             James A. Middleton, Chair      Margaret N. Maxey
             Derek C. Bonham                J. E. Oesterreicher
             William M. Griffin             Charles R. Perry
             Kerney Laday                   Herbert H. Richardson

                               PERFORMANCE GRAPH

   The following graph compares the performance of TXU Corp.'s common stock to the S&P 500 Index and S&P Electric Utility Index for the last five years. The graph assumes the investment of $100 at December 31, 1995 and that all dividends were reinvested. The amount of the investment at the end of each year is shown in the graph and in the table which follows.

                           Cumulative Total Returns
                       for the Five Years ended 12/31/00


                                    [GRAPH]


                                       ----------------------------------
                                       1995  1996  1997  1998  1999  2000
     --------------------------------------------------------------------
     TXU Corp........................   100   104   113   133   108   144
     --------------------------------------------------------------------
     S&P 500 Index...................   100   123   164   211   255   232
     --------------------------------------------------------------------
     S&P Electric Utility Index......   100   100   126   145   117   180
     --------------------------------------------------------------------

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


Security ownership of certain beneficial owners at February 22, 2001:

                                         Amount and Nature
                     Name and Address      of Beneficial
  Title of Class    of Beneficial Owner      Ownership       Percent of Class
------------------  -------------------  -----------------   ----------------

Common stock,            TXU Corp.       72,794,600 shares        100.0%
without par value,     Energy Plaza       sole voting and
of TXU Electric      1601 Bryan Street   investment power
                    Dallas, Texas 75201


   Security ownership of management at February 22, 2001:

   The following lists the common stock of TXU Corp. owned by the Directors and Executive Officers of TXU Electric. The named individuals have sole voting and investment power for the shares of common stock reported. Ownership of such common stock by the Directors and Executive Officers, individually and as a group, constituted less than 1% of the outstanding shares at February 22, 2001. None of the named individuals own any of the preferred stock of TXU Electric or the preferred securities of any subsidiaries of TXU Electric.

                                              Number of Shares
                               ----------------------------------------------

             Name              Beneficially Owned  Deferred Plan (1)   Total
             ----              ------------------  -----------------  -------

T. L. Baker..................          34,922            28,315        63,237

David W. Biegler.............         152,623 (2)        33,416       186,039

Barbara B. Curry.............          10,756            13,736        24,492

H. Jarrell Gibbs.............          48,361            37,486        85,847

M. S. Greene.................          11,510            20,084        31,594

Michael J. McNally...........          67,699            32,373       100,072

Erle Nye.....................         188,568            83,190       271,758

W. M. Taylor.................          38,862            29,522        68,384

All Directors and Executive
 Officers as a group (8).....         553,301           278,122       831,423

-----------------

(1) Share units held in deferred compensation accounts under the Deferred and Incentive Compensation Plan. Although this plan allows such units to be paid only in the form of cash, investments in such units create essentially the same investment stake in the performance of TXU Corp.'s common stock as do investments in actual shares of common stock.

(2) Shares reported include 106,451 shares subject to stock options exercisable within sixty days.


Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     None.

                                    PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

                                                                                                       Page
                                                                                                       ----
(a)  Documents filed as part of this Report:

     Financial Statements (included in Appendix A to this report):

     Selected Financial Data - Consolidated Financial and Operating Statistics.......................  A-2
     Management's Discussion and Analysis of Financial Condition
         and Results of Operations...................................................................  A-4
     Statement of Responsibility.....................................................................  A-12
     Independent Auditors' Report....................................................................  A-13
     Statements of Consolidated Income for each of the three years in the period ended December 31, 2000..............................................................  A-14
     Statements of Consolidated Comprehensive Income for each of the three years in the period ended December 31, 2000...........................................  A-14
     Statements of Consolidated Cash Flows for each of the three years in the period ended December 31, 2000..........................................................  A-15
     Consolidated Balance Sheets, December 31, 2000 and 1999.........................................  A-16
     Statements of Consolidated Shareholders' Equity for each of the three years in the period ended December 31, 2000..........................................................  A-17
     Notes to Financial Statements...................................................................  A-18

     The consolidated financial statement schedules are omitted because of the absence of the conditions under which they are required or because the required information is included in the consolidated financial statements or notes thereto.

(b)  Reports on Form 8-K:

     Reports on Form 8-K filed since September 30, 2000, are as follows:

     Date of Report       Item Reported
     --------------       -------------

     December 14, 2000    Item 7.  Financial Statements, Pro Forma Financial Information and
                          Exhibits - Independent Auditor's Consent of KPMG LLP.

(c)  Exhibits:

     Included in Appendix B to this report.

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, TXU Electric Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   TXU ELECTRIC COMPANY


Date:   March 8, 2001              By:           /s/    ERLE NYE
                                        ----------------------------------------
                                          (Erle Nye, Chairman of the Board and
                                                    Chief Executive)

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of TXU Electric Company and in the capacities and on the date indicated.

                    Signature                                   Title                     Date
                    ---------                                   -----                     ----
/s/                ERLE NYE                              Principal Executive
-----------------------------------------------------    Officer
(Erle Nye, Chairman of the Board and Chief Executive)

/s/             KIRK R. OLIVER                           Principal Financial
-----------------------------------------------------    Officer
 (Kirk R. Oliver, Treasurer and Assistant Secretary)

/s/             BIGGS C. PORTER                          Principal Accounting
-----------------------------------------------------    Officer
        (Biggs C. Porter, Vice President)

/s/               T. L. BAKER                            Director
-----------------------------------------------------
                 (T. L. Baker)

/s/             DAVID W. BIEGLER                         Director
-----------------------------------------------------
               (David W. Biegler)

/s/             BARBARA B. CURRY                         Director                    March 8, 2001
-----------------------------------------------------
               (Barbara B. Curry)

/s/             H. JARRELL GIBBS                         Director
-----------------------------------------------------
               (H. Jarrell Gibbs)

/s/               M. S. GREENE                           Director
-----------------------------------------------------
                 (M. S. Greene)

/s/            MICHAEL J. McNALLY                        Director
-----------------------------------------------------
              (Michael J. McNally)

/s/               W. M. TAYLOR                           Director
-----------------------------------------------------
                 (W. M. Taylor)

                                                                      Appendix A


TXU ELECTRIC COMPANY AND SUBSIDIARIES

INDEX TO  FINANCIAL INFORMATION
December 31, 2000


                                                          Page

Selected Financial Data - Consolidated Financial and Operating Statistics                      A- 2

Management's Discussion and Analysis of Financial Condition and Results of Operations........  A- 4

Statement of Responsibility..................................................................  A-12

Independent Auditors' Report.................................................................  A-13

Financial Statements:

Statements of Consolidated Income and Comprehensive Income...................................  A-14

Statements of Consolidated Cash Flows........................................................  A-15

Consolidated Balance Sheets..................................................................  A-16

Statements of Consolidated Shareholders' Equity..............................................  A-17

Notes to Financial Statements................................................................  A-18

                     TXU ELECTRIC COMPANY AND SUBSIDIARIES
                            SELECTED FINANCIAL DATA
                       CONSOLIDATED FINANCIAL STATISTICS


                                                                                              Year Ended December 31,
                                                                                  -----------------------------------------------
                                                                                     2000      1999      1998      1997      1996
                                                                                  -------   -------   -------   -------   -------
                                                                                        (Millions of Dollars, except ratios)
Total assets  -- end of year...................................................   $18,816   $18,108   $18,405   $18,824   $18,795

Property, plant and equipment - net -- end of year.............................   $15,324   $15,243   $15,409   $15,720   $15,865
  Capital expenditures.........................................................       689       554       496       443       376

Capitalization -- end of year
  Long-term debt, less amounts due currently...................................   $ 5,039   $ 4,684   $ 5,208   $ 5,476   $ 6,311
  TXU Electric Company obligated, mandatorily redeemable, preferred securities of subsidiary trusts holding solely junior subordinated
   debentures of TXU Electric Company (trust securities).......................       829       824       823       875       381
  Preferred stock:
    Subject to mandatory redemption............................................        21        21        21        21       238
    Not subject to mandatory redemption........................................       115       115       115       129       465
  Common stock equity..........................................................     6,764     6,671     6,495     6,298     6,106
                                                                                  -------   -------   -------   -------   -------
     Total.....................................................................   $12,768   $12,315   $12,662   $12,799   $13,501
                                                                                  =======   =======   =======   =======   =======

Capitalization ratios -- end of year
  Long-term debt, less amounts due currently...................................      39.4%     38.0%     41.1%     42.8%     46.8%
  Trust securities.............................................................       6.5       6.7       6.5       6.8       2.8
  Preferred stock..............................................................       1.1       1.1       1.1       1.2       5.2
  Common stock equity..........................................................      53.0      54.2      51.3      49.2      45.2
                                                                                  -------   -------   -------   -------   -------
     Total.....................................................................     100.0%    100.0%    100.0%    100.0%    100.0%
                                                                                  =======   =======   =======   =======   =======

Embedded interest cost on long-term debt -- end of year........................       7.5%      7.4%      8.3%      8.3%      8.3%
Embedded distribution cost on trust securities -- end of year..................       8.3%      8.4%      8.4%      8.3%      8.7%
Embedded dividend cost on preferred stock-- end of year*.......................       8.1%     11.0%     13.5%     14.1%      7.5%

Net income available for common stock..........................................   $   885   $   769   $   785   $   745   $   809
Dividends declared on common stock.............................................        --        --        --       137       503
Common stock repurchased and retired...........................................       802       593       578       416        --

Ratio of earnings to fixed charges.............................................       3.7       3.2       3.3       2.9       3.0
Ratio of earnings to combined fixed charges and preferred dividends............       3.6       3.1       3.1       2.7       2.6
Return on average common stock equity..........................................      13.2%     11.7%     12.3%     12.0%     13.6%

*Includes the unamortized balance of the loss on reacquired preferred stock and associated amortization. The embedded dividend cost, excluding the effects of the loss on reacquired preferred stock, is 6.7% for 2000, 1999 and 1998, 6.9% for 1997 and 6.8% for 1996.

 Certain previously reported financial statistics have been reclassified to conform to current classifications.

                     TXU ELECTRIC COMPANY AND SUBSIDIARIES
                       CONSOLIDATED OPERATING STATISTICS


                                                                                               Year Ended December 31,
                                                                                  --------------------------------------------------
                                                                                      2000       1999       1998      1997      1996
                                                                                  --------   --------   --------  --------  --------
Electric energy generated and
 purchased (gigawatt hours - GWh)
 Generated -- net station output...............................................     96,868     94,575     97,574    91,298    88,130
 Purchased and net interchange.................................................     15,165     11,464     11,271    11,443    12,418
                                                                                  --------   --------   --------  --------  --------
     Total generated and purchased.............................................    112,033    106,039    108,845   102,741   100,548
 Company use, losses and unaccounted for.......................................      6,487      6,554      6,484     6,161     5,805
                                                                                  --------   --------   --------  --------  --------
     Total electric energy sales...............................................    105,546     99,485    102,361    96,580    94,743
                                                                                  ========   ========   ========  ========  ========


Electric energy sales (GWh)
 Residential...................................................................     38,191     35,155     36,830    33,530    33,039
 Commercial....................................................................     32,020     29,736     29,332    27,323    26,456
 Industrial....................................................................     25,099     24,715     25,125    24,609    24,215
 Government and municipal......................................................      6,987      6,515      6,525     6,039     5,929
                                                                                  --------   --------   --------  --------  --------
     Total general business....................................................    102,297     96,121     97,812    91,501    89,639
 Other electric utilities......................................................      3,249      3,364      4,549     5,079     5,104
                                                                                  --------   --------   --------  --------  --------
     Total electric energy sales...............................................    105,546     99,485    102,361    96,580    94,743
                                                                                  ========   ========   ========  ========  ========

Operating revenues  (millions of dollars)
 Base rate revenues
     Residential...............................................................   $  2,198   $  2,042   $  2,157  $  1,991  $  1,994
     Commercial................................................................      1,420      1,336      1,307     1,235     1,227
     Industrial................................................................        604        577        583       582       590
     Government and municipal..................................................        332        318        317       293       291
                                                                                  --------   --------   --------  --------  --------
      Total general business...................................................      4,554      4,273      4,364     4,101     4,102
     Other electric utilities..................................................        125        105        138       164       166
                                                                                  --------   --------   --------  --------  --------
      Total base rate business.................................................      4,679      4,378      4,502     4,265     4,268
 Fuel (including over/under-recovered).........................................      2,771      1,701      1,798     1,707     1,679
 Transmission service..........................................................        168        148        126       114        --
 Other.........................................................................         91         72         62        49        83
                                                                                  --------   --------   --------  --------  --------
     Subtotal..................................................................      7,709      6,299      6,488     6,135     6,030
 Earnings in excess of earnings cap............................................       (305)       (92)        --        --        --
                                                                                  --------   --------   --------  --------  --------
     Total operating revenues..................................................   $  7,404   $  6,207   $  6,488  $  6,135  $  6,030
                                                                                  ========   ========   ========  ========  ========

Degree days (% of normal)
  Cooling......................................................................        119        114        130        94       115
  Heating......................................................................         95         70         89       106        94

Electric customers (end of year -- in thousands)
  Residential..................................................................      2,318      2,266      2,206     2,152     2,110
  Commercial...................................................................        258        251        244       237       230
  Industrial...................................................................         20         21         21        21        21
  Government and municipal.....................................................         32         32         31        31        30
                                                                                  --------   --------   --------  --------  --------
     Total electric customers..................................................      2,628      2,570      2,502     2,441     2,391
                                                                                  ========   ========   ========  ========  ========

Residential statistics (excludes master-metered
  customers, kilowatt hour (kWh) sales, and revenues)
   Average annual kWh per customer.............................................     15,845     14,875     16,170    15,026    15,100
   Average revenue per kWh.....................................................       7.69       7.59       7.83      7.85      7.91
                                                                                   (cents)    (cents)    (cents)   (cents)   (cents)
Industrial classification includes service to Alcoa-Sandow:
   Electric energy sales (GWh).................................................      2,926      3,845      3,779     3,820     3,842
   Operating revenues (millions of dollars)....................................   $     46   $     41   $     40  $     47  $     47

Certain previously reported operating statistics have been reclassified to conform to current classifications.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BUSINESS

     TXU Electric Company (TXU Electric) is an electric utility engaged in the generation, purchase, transmission, distribution and sale of electric energy in the north-central, eastern and western parts of Texas. TXU Electric is a wholly-owned subsidiary of TXU Corp., a Texas corporation. TXU Corp. is a holding company that engages in the generation, purchase, transmission, distribution and sale of electricity; the purchase, transmission, distribution and sale of natural gas; and energy marketing, energy services, telecommunications and other businesses in the United States, Europe and Australia. As an integrated electric utility, TXU Electric currently has only one reportable segment. TXU Electric possesses all necessary franchises, licenses and certificates to enable it to conduct its business.

RESULTS OF OPERATIONS

                                                                                                         2000    1999    1998
                                                                                                        -----   -----   -----
                                                                                                        (Millions of Dollars)
Impact of Earnings Cap:
     Reduction of revenues....................................................................          $ 305   $  92   $  --
     Additional nuclear depreciation..........................................................             --      52     170
     Tax benefit..............................................................................           (107)    (54)    (27)
                                                                                                        -----   -----   -----
            Net earnings reduction............................................................          $ 198   $  90   $ 143
                                                                                                        -----   -----   -----

2000 versus 1999
----------------

     Net income of $895 million for the year ended 2000 was 15% higher than 1999. Comparisons of net income were affected by gains in 2000 from asset sales of $18 million after-tax and from the favorable resolution of certain regulatory matters, higher rate base, lower interest expense and by a fuel reconciliation settlement that reduced 1999 net income by $31 million.

     See Notes 3 and 13 to financial statements for a discussion of the 1999 Texas electric industry restructuring legislation (1999 Restructuring Legislation). Following the 1999 Restructuring Legislation, earnings in excess of the regulatory earnings cap have been recorded as a reduction of revenues, with a corresponding regulatory liability recorded. Application of the earnings cap reduced net income by $198 million in 2000 and $90 million in 1999. TXU Electric's earnings in excess of the earnings cap were reduced by $45 million ($29 million after-tax) in 2000 reflecting the favorable resolution of regulatory matters relating to the 1999 calculation.

     In addition, as a result of the 1999 Restructuring Legislation, transmission and distribution (T&D) depreciation expense was no longer transferred to nuclear production assets; instead an amount equivalent to T&D depreciation was recorded as a regulatory asset, with a corresponding amount recorded as a regulatory liability. The regulatory asset will be amortized as it is recovered through the Distribution portion of the business, while the regulatory liabilities will be applied as mitigation (reduction) of stranded generation assets. Additional mitigation in 2000 was $509 million, including $305 million to reduce earnings to the earnings cap and $204 million from the establishment of a regulatory asset in the amount of T&D depreciation. Since January 1998, TXU Electric has recorded more than $2 billion of nuclear depreciation and mitigation, which reduces stranded costs.

     Excluding the reduction of revenues as a result of the earnings cap and the fuel reconciliation settlement, operating revenues for 2000 were 21% higher than 1999. Revenues in 2000 were $1.4 billion more than in 1999 due to the increase in fuel revenue, growth and customer demand, including hotter than normal summer weather and an extremely cold fourth quarter 2000. Cooling degree days in 2000 were 119% of normal compared to 114% of normal in 1999. Heating degree days in 2000 were 95% of normal compared to 70% of normal in 1999. Electric energy sales volumes for 2000 were 6% higher than in 1999. Fuel revenues for 2000 were $1.1 billion higher than in 1999, primarily as a result of higher energy sales and increased fuel prices.

     Operation and maintenance expenses for 2000 were 7% higher than 1999 primarily as a result of a $52 million writeoff of certain restructuring expenses and other regulatory assets and increased regulated third-party transmission rates. Excluding these items, operation and maintenance expenses were up less than 1%. Depreciation and amortization expense was $32 million lower in 2000 compared to 1999, which included mitigation depreciation of $52 million, partially offset by higher T&D depreciation.

     Interest expense and other charges of $442 million for 2000 were 9% lower than 1999 due to the reacquisition of long-term debt and remarketing of certain debt to lower interest rates.

     The effective income tax rate for TXU Electric for 2000 and 1999 was 31%.

1999 versus 1998
----------------

     Net income of $779 million for 1999 was 2.4% lower than 1998. Comparisons of net income were impacted by both a fuel reconciliation settlement that reduced 1999 net income by $31 million and a rate settlement agreement that became effective in January 1998 and was modified by the 1999 Restructuring Legislation, which reduced customer rates and introduced an earnings cap.

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

     Operation and maintenance expenses for 1999 were 4% higher than 1998 largely as a result of increased transmission expenses due to increased regulated third party transmission rates. Depreciation and amortization expense was $108 million lower in 1999 versus 1998. Earnings in excess of the earnings cap recorded as additional nuclear depreciation in 1999 was $52 million versus $170 million in 1998.

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

FINANCIAL CONDITION

Liquidity and Capital Resources

     Cash flows provided by operating activities before changes in operating assets and liabilities for 2000 were $1.9 billion compared with $1.7 billion and $1.8 billion for 1999 and 1998, respectively. The year-to-year comparisons reflect revenue changes discussed above in Results of Operations. Changes in operating assets and liabilities in 2000 used $330 million and $85 million in 1999 and provided $2 million of cash in 1998. The increase in cash requirements in 2000 compared to 1999 and 1998 is primarily due to the $650 million after-tax increase in under-recovered fuel revenues partially offset by an increase in accounts payable, both of which are a result of the increase in natural gas prices. TXU Electric expects to recover fuel revenues through surcharges and increases in the fuel factor on customer bills (See Note 13 to Financial Statements).

     Cash flows used in financing activities were $.8 billion, $1.0 billion and $1.2 billion for the years 2000, 1999 and 1998, respectively. Major financing activities in 2000 included the retirement of $577 million of long-term debt, the repurchase of $802 million of common stock and the issuance of $65 million in Pollution Control Revenue Bonds and $575 million of First Mortgage Bonds.

     Financing transactions during the year ended December 31, 2000, were as follows:

                                                                                      Issuances   Retirements
                                                                                      ---------   -----------
                                                                                         (Millions of Dollars)
Long-term Debt:
            Pollution Control Revenue Bonds.........................................       $ 65          $ 65
            First Mortgage Bonds....................................................        575           159
            Other...................................................................         --           353
                                                                                      ---------   -----------
                Total                                                                      $640          $577
                                                                                      =========   ===========

     Cash flows used in investing activities for 2000 totaled $786 million versus $605 million for 1999 and $580 million for 1998. Capital expenditures were $689 million, $554 million and $496 million for 2000, 1999 and 1998, respectively, and are estimated at $690 million for 2001.

     The capitalization ratios of TXU Electric at December 31, 2000 consisted of approximately 39% long-term debt, 7% trust securities, 1% preferred stock and 53% common stock equity, compared to 1999 capitalization ratios of approximately 38% long-term debt, 7% trust securities, 1% preferred stock and 54% common stock equity.

     See Notes to Financial Statements for further details concerning long-term debt, trust securities and preferred stock. Early redemptions of preferred stock and long-term debt may occur from time to time in amounts presently undetermined. TXU Electric may issue additional debt and equity securities as needed, including the possible future sale of up to $25 million of its Cumulative Preferred Stock and an aggregate of $924 million of debt securities, including cumulative preferred stock, first mortgage bonds, debt securities and/or preferred securities of subsidiary trusts all, of which are currently registered with the Securities and Exchange Commission for offering pursuant to Rule 415 under the Securities Act of 1933.

     The 1999 Restructuring Legislation requires each electric utility to separate its business by January 1, 2002 into the following units: a power generation company, a retail electric provider and a transmission and distribution company or separate transmission and distribution companies. In January 2000, TXU Electric filed with the PUC its proposed business separation plan which has not yet been approved by the PUC. TXU Electric continues to analyze alternatives to determine the most efficient way to accomplish the business separation objectives of the 1999 Restructuring Legislation. TXU Electric anticipates that, in connection with the business separation plan, it will refinance certain outstanding securities in the capital markets in order to properly capitalize the separated businesses.

     At December 31, 2000, TXU Corp., TXU Electric and TXU Gas Company had joint US dollar-denominated lines of credit under revolving credit facility agreements (US Credit Agreements) with a group of banking institutions. At December 31, 2000, TXU Electric had no borrowings outstanding under these facilities. The US Credit Agreements were amended in February 2001 and have two facilities. Facility A provides for short-term borrowings aggregating up to $1.4 billion outstanding at any one time at variable interest rates and terminates in February 2002. Facility B provides for borrowings aggregating up to $1.4 billion outstanding at any one time at variable interest rates and terminates in February 2005. Facility B also provides for the issuance of up to $500 million of letters of credit. TXU Electric's borrowings under both facilities are limited to an aggregate of $2 billion outstanding at any one time of which $224 million was outstanding at December 31, 2000.

     At December 31, 2000, accounts receivable of TXU Electric were reduced by $500 million to reflect the sales of receivables.

     TXU Electric has filed a petition with the PUC for a financing order to permit the issuance of transition bonds secured by payments designed to enable TXU Electric to recover its generation-related regulatory assets and other qualified costs in accordance with the 1999 Restructuring Legislation. The proceeds received by TXU Electric from the issuance of the transition bonds are to be used solely for the purpose of retiring utility debt and equity. For more information concerning securitization of regulatory assets, see Note 13 to Financial Statements.

Quantitative and Qualitative Disclosure About Market Risk

     TXU Electric's participation in derivative transactions is designated for hedging purposes, and such derivative transactions are not entered into for trading purposes.

     ENERGY PRICE RISK -- As a result of continued regulation, TXU Electric has minimal exposure to energy price risk, therefore, its use of derivative instruments is limited.

     INTEREST RATE RISK -- TXU Electric manages its exposure to interest rate risk primarily through its balance of fixed and variable rate instruments. The table below provides information concerning TXU Electric's financial instruments as of December 31, 2000 that are sensitive to changes in interest rates, which include debt obligations, trust securities, preferred stock subject to mandatory redemption and interest rate swaps. TXU Electric has entered into an interest rate swap under which it has agreed to exchange the difference between fixed-rate and variable-rate interest amounts calculated with reference to a specified notional principal amounts at dates that generally coincide with interest payments. Weighted average variable rates are based on rates in effect at the reporting date.

                                                    Expected Maturity Date
                                     -------------------------------------------------------
                                                     (Millions of Dollars)                          2000               1999
                                                                              There-    2000        Fair      1999     Fair
                                      2001    2002     2003    2004    2005   After    Total       Value     Total    Value
                                     -----   -----    -----   -----   -----   ------   ------   -----------  ------   ------
Long-term Debt
   (including current maturities)
   Fixed Rate......................  $ 220   $ 374    $ 308   $ 225   $  97   $2,672   $3,896        $3,947  $4,405   $4,398
       Average interest rate.......   7.49%   8.23%    6.91%   7.19%   6.87%    7.20%    7.28%           --    7.14%      --
   Variable Rate...................     --   $ 575       --      --      --   $  788   $1,363        $1,363  $  788   $  788
       Average interest rate.......     --    7.13%      --      --      --     5.16%    5.99%           --    5.16%      --
TXU Electric obligated, mandatorily
   Redeemable, preferred securities
   of subsidiary trusts holding
   solely junior subordinated
   debentures of TXU Electric
   Fixed Rate......................     --      --       --      --      --   $  731   $  731        $  734  $  727   $  645
        Average interest rate......     --      --       --      --      --     8.14%    8.14%           --    8.14%      --
    Variable Rate..................     --      --       --      --      --   $   98   $   98        $   98  $   97   $   97
        Average interest rate......     --      --       --      --      --     7.55%    7.55%           --    7.01%      --
Preferred stock subject to
   mandatory redemption
       Fixed rate..................     --      --    $  10   $  10   $   1       --   $   21        $   17  $   21   $   21
       Average dividend rate.......     --      --     6.68%   6.68%   6.98%      --     6.69%           --    6.69%      --
Interest Rate Swaps
   (notional amounts)
   Variable to Fixed...............     --   $ 100       --      --      --       --   $  100    (1)      1  $  100   $    1
       Pay rate....................     --    7.18%      --      --      --       --     7.18%           --    7.18%      --
       Receive rate................     --    7.55%      --      --      --       --     7.55%           --    7.01%      --

     NUCLEAR DECOMMISSIONING AND DISPOSAL OF SPENT FUEL TRUST -- TXU Electric has established an external trust to provide for nuclear decommissioning and disposal of spent fuel. The trust's assets are invested in marketable fixed income debt and equity securities. The market value of the debt and equity securities was $117 million and $150 million, respectively, at December 31, 2000. At December 31, 1999, the market value of the debt and equity securities was $94 million and $150 million, respectively. A hypothetical 10% increase in interest rates and 10% decrease in equity prices would result in a $19 million reduction in the fair value of the trust assets. However, adjustments to market value result in a corresponding adjustment to related liability accounts based on current regulatory treatment.

Regulation and Rates

     Electric Industry Restructuring -- Project teams have been established to prepare TXU Electric for a competitive environment. These teams are comprised of resources from all facets of TXU Corp.'s business and formulate short- and long-term strategy to address the implementation of the 1999 Restructuring Legislation.

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

     Final reconciliation of fuel costs must be made either in a reconciliation proceeding or in a general rate case. In a final reconciliation, a utility has the burden of proving that fuel costs under review were reasonable and necessary to provide reliable electric service, that it has properly accounted for its fuel-related revenues, and that fuel prices charged to the utility by an affiliate were reasonable and necessary and not higher than prices charged for similar items by such affiliate to other affiliates or nonaffiliates. For generating utilities like TXU Electric, through August 31, 1999, the rule provided for recovery of purchased power capacity costs through a power cost recovery factor with respect to purchases from qualifying facilities, to the extent such costs were not otherwise included in base rates. Pursuant to the 1999 Restructuring Legislation, the power cost recovery factor will be frozen between September 1, 1999 and January 1, 2002. The energy-related costs of such purchases continue to be included in the fixed fuel factor. TXU Electric is required to file in 2002 with the PUC for final reconciliation of its eligible fuel costs. This final reconciliation will cover the period from July 1998 through December 2001. See Note 13 to Financial Statements.

     TXU Electric has several rate requests pending or on appeal, see Note 13 to Financial Statements.

     The State of Texas is transitioning to deregulation with adequate generation capability and sound enabling legislation. The State of California, however, has for several months suffered from transition to deregulation in an environment of insufficient energy supply compounded by escalating natural gas costs. This situation has financially distressed California utilities. The effects the California situation may have on legislation and the capital markets cannot be predicted.

CHANGES IN ACCOUNTING STANDARDS

   Changes in Accounting Standards -- Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities", as extended by SFAS No. 137 (June 1999) and amended by SFAS No. 138 (June 2000), is effective for TXU Electric beginning January 1, 2001. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires the recognition of derivatives in the balance sheet and the measurement of those instruments at fair value.

     All derivatives within TXU Electric have been identified pursuant to SFAS No. 133 requirements. TXU Electric has designated, documented and assessed hedging relationships, which resulted in cash-flow hedges that require TXU Electric to record the derivative assets or liabilities at their fair value on its balance sheet with an offset in other comprehensive income. Future hedge ineffectiveness will be recorded in earnings.

     Adoption of this accounting standard as of January 1, 2001 resulted in the recognition of $.6 million of derivative liabilities with a cumulative effect of $.4 million after-tax as a decrease to other comprehensive income. There are a number of issues pending before the Derivatives Implementation Group that may have an impact on the application of this statement. Management is unable to predict the outcome of these issues.

     SFAS No. 140, "Accounting for Transfer and Servicing of Financial Assets and Extinguishments of Liabilities", is effective for TXU Electric for transfers on or after April 1, 2001. SFAS No. 140 replaces SFAS No. 125. SFAS No. 140 revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires disclosures, but carries over most of SFAS No. 125's provisions without reconsideration. TXU Electric does not expect SFAS No. 140 to have a material impact on the sale of receivables program. SFAS No. 140 requires TXU Electric to provide certain disclosures about securitizations in the financial statements at December 31, 2000. These disclosures have been included in Note 15 to Financial Statements.

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

                     TXU ELECTRIC COMPANY AND SUBSIDIARIES

                          STATEMENT OF RESPONSIBILITY

     The management of TXU Electric Company (TXU Electric) is responsible for the preparation, integrity and objectivity of the consolidated financial statements of TXU Electric and its subsidiaries and other information included in this report. The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. As appropriate, the statements include amounts based on informed estimates and judgments of management.

     The management of TXU Electric has established and maintains a system of internal control designed to provide reasonable assurance, on a cost-effective basis, that assets are safeguarded, transactions are executed in accordance with management's authorization and financial records are reliable for preparing consolidated financial statements. Management believes that the system of control provides reasonable assurance that errors or irregularities that could be material to the consolidated financial statements are prevented or would be detected within a timely period. Key elements in this system include the effective communication of established written policies and procedures, selection and training of qualified personnel and organizational arrangements that provide an appropriate division of responsibility. This system of control is augmented by an ongoing internal audit program designed to evaluate its adequacy and effectiveness. Management considers the recommendations of the internal auditors and independent auditors concerning TXU Electric's system of internal control and takes appropriate actions which are cost-effective in the circumstances. Management believes that, as of December 31, 2000, TXU Electric's system of internal control was adequate to accomplish the objectives discussed herein.

     The independent auditing firm of Deloitte & Touche LLP is engaged to audit, in accordance with auditing standards generally accepted in the United States of America, the consolidated financial statements of TXU Electric and its subsidiaries and to issue their report thereon.


                                                      /s/ ERLE NYE
                                         ---------------------------------------
                                             Erle Nye, Chairman of the Board
                                                   and Chief Executive


                                                   /s/ D. W. BIEGLER
                                         ---------------------------------------
                                             D. W. Biegler, Group President


                                                  /s/ THOMAS L. BAKER
                                         ---------------------------------------
                                              Thomas L. Baker,  President


                                                    /s/ KIRK OLIVER
                                         ---------------------------------------
                                             Kirk Oliver, Vice President and
                                               Principal Financial Officer


                                                 /s/ BIGGS C. PORTER
                                         ---------------------------------------
                                           Biggs C. Porter, Vice President and
                                               Principal Accounting Officer

INDEPENDENT AUDITORS' REPORT

TXU Electric Company:


We have audited the accompanying consolidated balance sheets of TXU Electric Company (TXU Electric), and subsidiaries as of December 31, 2000 and 1999, and the related statements of consolidated income, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of TXU Electric management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of TXU Electric and subsidiaries at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.



DELOITTE & TOUCHE  LLP

Dallas, Texas
February 1, 2001

                     TXU ELECTRIC COMPANY AND SUBSIDIARIES
                       STATEMENTS OF CONSOLIDATED INCOME



                                                                                                   Year Ended December 31,
                                                                                                  ------------------------
                                                                                                    2000     1999     1998
                                                                                                  ------   ------   ------
                                                                                                    Millions of Dollars
Operating revenues.................................................................               $7,404   $6,207   $6,488
                                                                                                  ------   ------   ------
Operating expenses
     Energy purchased for resale and fuel consumed.................................                3,110    2,081    2,102
     Operation and maintenance.....................................................                1,429    1,333    1,281
     Depreciation and amortization.................................................                  609      641      749
     Income taxes..................................................................                  383      362      490
     Taxes other than income.......................................................                  550      541      533
                                                                                                  ------   ------   ------
           Total operating expenses................................................                6,081    4,958    5,155
                                                                                                  ------   ------   ------

Operating income...................................................................                1,323    1,249    1,333
                                                                                                  ------   ------   ------

Other income (deductions)
     Allowance for equity funds used during construction...........................                    8        8        6
     Other income (deductions) -- net..............................................                   14       (3)     (12)
     Income tax benefit (expense)..................................................                  (10)       6        4
                                                                                                  ------   ------   ------
          Total other income (deductions)..........................................                   12       11       (2)
                                                                                                  ------   ------   ------

Income before interest and other charges...........................................                1,335    1,260    1,331
                                                                                                  ------   ------   ------

Interest income....................................................................                    2        3        3

Interest expense and other charges
     Interest......................................................................                  382      425      476
     Distributions on TXU Electric Company obligated,
        mandatorily redeemable, preferred securities
        of subsidiary trusts holding solely junior
        subordinated debentures of TXU Electric Company............................                   69       68       68
     Allowance for borrowed funds used during construction
        and capitalized interest...................................................                   (9)      (9)      (8)
                                                                                                  ------   ------   ------
           Total interest expense and other charges................................                  442      484      536
                                                                                                  ------   ------   ------

Net income.........................................................................                  895      779      798

Preferred stock dividends..........................................................                   10       10       13
                                                                                                  ------   ------   ------

Net income available for common stock..............................................               $  885   $  769   $  785
                                                                                                  ======   ======   ======

                STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME

                                                                                                   Year Ended December 31,
                                                                                                  ------------------------
                                                                                                    2000     1999     1998
                                                                                                  ------   ------   ------
                                                                                                    Millions of Dollars
Net income.........................................................................               $  895   $  779   $  798
                                                                                                  ------   ------   ------
Other comprehensive income (loss) --
     Net change during period in minimum pension
         liability adjustment......................................................                   --        1       (1)
                                                                                                  ------   ------   ------
             Total.................................................................                   --        1       (1)
                                                                                                  ------   ------   ------

Comprehensive income...............................................................               $  895   $  780   $  797
                                                                                                  ======   ======   ======

See Notes to Financial Statements.

                     TXU ELECTRIC COMPANY AND SUBSIDIARIES
                     STATEMENTS OF CONSOLIDATED CASH FLOWS

                                                                                                           Year Ended December 31,
                                                                                                         --------------------------
                                                                                                           2000      1999      1998
                                                                                                         ------   -------   -------
                                                                                                            Millions of Dollars

Cash flows -- operating activities
   Net income...........................................................................................  $ 895    $  779   $   798
   Adjustments to reconcile net income to cash provided by operating activities:
      Depreciation and amortization.....................................................................    770       781       905
      Deferred income taxes and investment tax credits -- net...........................................    (21)       72       106
      Gains from sale of assets.........................................................................    (30)       --        --
      Allowance for equity funds used during construction...............................................     (8)       (8)       (6)
      Reduction of revenues for earnings in excess of earnings cap......................................    305        92        --
      Changes in operating assets and liabilities:
         Accounts receivable............................................................................   (134)       43       153
         Inventories....................................................................................     25        23        (2)
         Accounts payable...............................................................................    293       (39)     (169)
         Interest and taxes accrued.....................................................................     41       (50)       (6)
         Other working capital..........................................................................     33        11       (25)
         Over/(under) - recovered fuel revenue -- net of deferred taxes.................................   (650)      (59)       26
         Other -- net...................................................................................     62       (14)       25
                                                                                                         ------   -------   -------
            Cash provided by operating activities.......................................................  1,581     1,631     1,805
                                                                                                         ------   -------   -------

Cash flows -- financing activities
   Issuances of long-term debt..........................................................................    640       177       429
   Retirements/repurchases of securities:
      Long-term debt....................................................................................   (577)     (731)     (924)
      Preferred stock...................................................................................     --        --       (14)
      TXU Electric Company obligated, mandatorily redeemable, preferred securities of subsidiary
         trusts holding solely junior subordinated debentures of TXU Electric Company...................     --        --       (47)
      Common stock......................................................................................   (802)     (593)     (578)
   Change in notes payable -- affiliates................................................................    (19)      158       (20)
   Preferred stock dividends paid.......................................................................    (10)       (9)      (14)
   Debt premium, discount, financing and reacquisition expenses.........................................    (10)      (29)      (64)
                                                                                                         ------   -------   -------
            Cash used in financing activities...........................................................   (778)   (1,027)   (1,232)
                                                                                                         ------   -------   -------

Cash flows -- investing activities
   Capital expenditures.................................................................................   (689)     (554)     (496)
   Nuclear fuel.........................................................................................    (87)      (54)      (51)
   Other investments....................................................................................    (10)        3       (33)
                                                                                                         ------   -------   -------
            Cash used in investing activities...........................................................   (786)     (605)     (580)
                                                                                                         ------   -------   -------

Net change in cash and cash equivalents.................................................................     17        (1)       (7)

Cash and cash equivalents -- beginning balance..........................................................      4         5        12
                                                                                                         ------   -------   -------

Cash and cash equivalents -- ending balance............................................................. $   21   $     4   $     5
                                                                                                         ======   =======   =======

 See Notes to Financial Statements.

                     TXU ELECTRIC COMPANY AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                    ASSETS

                                                                                                                    December 31,
                                                                                                                  ----------------
                                                                                                                   2000     1999
                                                                                                                  -------  -------
                                                                                                                Millions of Dollars
Current assets:
  Cash and cash equivalents...........................................................................            $    21  $     4
  Accounts receivable.................................................................................                287      162
  Inventories -- at average cost......................................................................                217      242
  Other current assets................................................................................                 38       59
                                                                                                                  -------  -------
     Total current assets.............................................................................                563      467

Investments...........................................................................................                662      612
Property, plant and equipment -- net..................................................................             15,324   15,243
Regulatory assets.....................................................................................              2,206    1,719
Deferred debits and other assets......................................................................                 61       67
                                                                                                                  -------  -------
     Total assets.....................................................................................            $18,816  $18,108
                                                                                                                  =======  =======

                     LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Notes payable -- affiliates........................................................................            $   302  $   321
   Long-term debt due currently.......................................................................                220      509
   Accounts payable:
    Affiliates........................................................................................                278      116
    Trade.............................................................................................                256      119
   Customers' deposits................................................................................                 79       79
   Taxes accrued......................................................................................                189      139
   Interest accrued...................................................................................                104      113
   Deferred income taxes..............................................................................                268       --
   Other current liabilities..........................................................................                161      130
                                                                                                                  -------  -------
     Total current liabilities........................................................................              1,857    1,526

Accumulated deferred income taxes.....................................................................              3,237    3,340
Investment tax credits................................................................................                493      515
Other deferred credits and noncurrent liabilities.....................................................                461      412
Long-term debt, less amounts due currently............................................................              5,039    4,684

TXU Electric Company obligated, mandatorily redeemable, preferred securities of subsidiary trusts
 holding solely junior subordinated debentures of TXU Electric Company................................                829      824
Preferred stock subject to mandatory redemption.......................................................                 21       21

Contingencies (Note 14)

Shareholders' equity (See page A-17)..................................................................              6,879    6,786
                                                                                                                  -------  -------

     Total liabilities and shareholders' equity.......................................................            $18,816  $18,108
                                                                                                                  =======  =======

See Notes to Financial Statements.

                     TXU ELECTRIC COMPANY AND SUBSIDIARIES
                STATEMENTS OF CONSOLIDATED SHAREHOLDERS' EQUITY


                                                                                               Year Ended December 31,
                                                                                               ------------------------
                                                                                                2000     1999     1998
                                                                                               ------   ------   ------
                                                                                                  Millions of Dollars
Preferred stock -- not subject to mandatory redemption:
      Balance at beginning of year.................................................            $  115   $  115   $  129
          Preferred stock repurchased and retired (1998 -- 146,501 shares).........                --       --      (14)
                                                                                               ------   ------   ------
     Balance at end of year (2000, 1999 and 1998 -- 1,169,062 shares)..............               115      115      115
                                                                                               ------   ------   ------

Common stock without par value -- authorized shares -- 180,000,000:
     Balance at beginning of year..................................................             3,145    3,738    4,316
          Common stock repurchased and retired (2000 -- 24,125,100 shares;
              1999 -- 19,786,000 shares; and 1998 -- 19,270,300 shares)............              (724)    (593)    (578)
                                                                                               ------   ------   ------
     Balance at end of year (2000 -- 79,749,600 shares;
          1999 -- 103,874,700 shares; and 1998 -- 123,660,700 shares)..............             2,421    3,145    3,738
                                                                                               ------   ------   ------
Stock of parent held for long-term incentive plan trust:
     Balance at beginning of year..................................................               (10)      (9)      --
         Change during the year....................................................                10       (1)      (9)
                                                                                               ------   ------   ------
     Balance at end of year........................................................                --      (10)      (9)
                                                                                               ------   ------   ------
Retained earnings:
     Balance at beginning of year..................................................             3,536    2,767    1,982
         Net income................................................................               895      779      798
         Common stock repurchased and retired......................................               (78)      --       --
         Dividends declared on preferred stock.....................................               (10)     (10)     (13)
                                                                                               ------   ------   ------
     Balance at end of year........................................................             4,343    3,536    2,767
                                                                                               ------   ------   ------
Accumulated other comprehensive income (loss):
     Balance at beginning of year..................................................                --       (1)      --
         Change during the year....................................................                --        1       (1)
                                                                                               ------   ------   ------
     Balance at end of year........................................................                --       --       (1)
                                                                                               ------   ------   ------

                                                                                               ------   ------   ------
Total common stock equity..........................................................             6,764    6,671    6,495
                                                                                               ------   ------   ------

Shareholders' equity...............................................................            $6,879   $6,786   $6,610
                                                                                               ======   ======   ======

See Notes to Financial Statements.

                     TXU ELECTRIC COMPANY AND SUBSIDIARIES
                         NOTES TO FINANCIAL STATEMENTS

1.   BUSINESS

     TXU Electric Company (TXU Electric) is an electric utility engaged in the generation, purchase, transmission, distribution and sale of electric energy in the north-central, eastern and western parts of Texas. As an integrated electric utility, TXU Electric has only one reportable segment. TXU Electric is a wholly-owned subsidiary of TXU Corp., a Texas corporation. TXU Corp. is a holding company that engages in the generation, purchase, transmission, distribution and sale of electricity; the purchase, transmission, distribution and sale of natural gas; and energy marketing, energy services, telecommunications and other businesses in the United States, Europe and Australia.

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

     Property, Plant and Equipment -- Electric utility plant is stated at original cost less certain regulatory disallowances. The cost of transmission and distribution property additions to electric utility plant (and generation prior to July 1, 1999) includes labor and materials, applicable overhead and payroll-related costs and an allowance for funds used during construction (AFUDC). Other property is stated at cost.

     Interest Capitalized and Allowance For Funds Used During Construction -- AFUDC is a cost accounting procedure whereby amounts based upon interest charges on borrowed funds and a return on equity capital used to finance construction are added to utility plant.

     Prior to July 1, 1999, TXU Electric capitalized AFUDC for all of its expenditures for ongoing construction work in progress and nuclear fuel in process not otherwise allowed in rate base by regulatory authorities. As a result of the 1999 Restructuring Legislation, effective July 1, 1999, TXU Electric began recording AFUDC only on transmission and distribution (T&D) construction work in progress, and capitalizing interest during construction of generation assets. For 2000, 1999 and 1998, TXU Electric used AFUDC rates of 9.0%, 9.0% and 8.0%, respectively.

     Valuation of Long-lived Assets -- TXU Electric evaluates the carrying value of long-lived assets to be held and used when events and circumstances warrant such a review. The carrying value of long-lived assets would be considered impaired when the projected undiscounted cash flows are less than carrying value. In that event, a loss would be recognized based on the amount by which the carrying value exceeds the fair market value. Fair market value is determined primarily by available market valuations or, if applicable, discounted cash flows.

     Regulatory Assets and Liabilities -- The financial statements of TXU Electric reflect regulatory assets and liabilities under cost-based rate regulation in accordance with Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation." As a result of the 1999 Restructuring Legislation, the electricity generation portion of TXU Electric's business no longer meets the criteria to apply SFAS No. 71. (See Notes 3 and 13.)

     Derivative Instruments -- TXU Electric does not enter into derivative financial instruments for trading purposes. TXU Electric enters into interest rate swaps to reduce exposure to interest rate fluctuations. Amounts paid or received under interest rate swap agreements are accrued as interest rates change and are recognized over the life of the agreements as adjustments to interest expense. See Changes in Accounting Standards below for the change in accounting for derivatives effective January 1, 2001.

     Revenues -- Electric sales revenues are recognized when services are provided to customers on the basis of periodic cycle meter readings and include an estimated accrual for the value of electricity provided from the meter reading date to the end of the month. Electric revenues include billings under approved rates and adjustments under various mechanisms to recover or refund the cost of fuel and purchased power costs that are above or below the level included in base rates. (See Note 13 for a discussion of Regulation and Rates.)

     Depreciation of Property, Plant and Equipment -- Depreciation of electric utility plant is generally based upon an amortization of the original cost of depreciable properties (net of regulatory disallowances) on a straight-line basis over the estimated service lives of the properties. Depreciation also includes an amount for decommissioning costs for TXU Electric's nuclear powered electric generating station (Comanche Peak) which is being accrued over the lives of the units. Depreciation of all other plant and equipment generally is determined by the straight-line method over the estimated useful life of the asset. Depreciation as a percent of average depreciable property for TXU Electric approximated 2.7% for 2000, 2.9% for 1999 and 3.0% for 1998.

     Amortization of Nuclear Fuel -- The amortization of nuclear fuel in the reactors (net of regulatory disallowances) is calculated on the units-of-production method and is included in nuclear fuel expense.

     Income Taxes -- TXU Electric is included in the consolidated federal income tax return of TXU Corp. and subsidiary companies, and federal income taxes are allocated to subsidiaries based upon their respective taxable income or loss. Investment tax credits are amortized to income over the estimated service lives of the properties. Deferred income taxes are provided for temporary differences between the book and tax basis of assets and liabilities. Certain provisions of SFAS No. 109 provide that regulated enterprises are permitted to recognize such adjustments as regulatory tax assets or tax liabilities if it is probable that such amounts will be recovered from, or returned to, customers in future rates.

     Consolidated Cash Flows -- For purposes of reporting cash and cash equivalents, temporary cash investments purchased with a remaining maturity of three months or less are considered to be cash equivalents.

     Changes in Accounting Standards -- SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", as extended by SFAS No. 137 (June 1999) and amended by SFAS No. 138 (June 2000), is effective for TXU Electric beginning January 1, 2001. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires the recognition of derivatives in the balance sheet and the measurement of those instruments at fair value.

     All derivatives within TXU Electric have been identified pursuant to SFAS No. 133 requirements. TXU Electric has designated, documented and assessed hedging relationships which resulted in cash-flow hedges that require TXU Electric to record the derivative assets or liabilities at their fair value on its balance sheet with an offset in other comprehensive income. Future hedge ineffectiveness will be recorded in earnings.

     Adoption of this accounting standard as of January 1, 2001 resulted in the recognition of $.6 million of derivative liabilities with a cumulative effect of $.4 million after-tax as a decrease to other comprehensive income. There are a number of other issues pending before the Derivatives Implementation Group that may have an impact on the application of this statement. Management is unable to predict the outcome of these issues.

     SFAS No. 140, "Accounting for Transfer and Servicing of Financial Assets and Extinguishments of Liabilities", is effective for TXU Electric for transfers on or after April 1, 2001. SFAS No. 140 replaces SFAS No. 125. SFAS No. 140 revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires disclosures, but carries over most of SFAS No. 125's provisions without reconsideration. TXU Electric does not expect SFAS No. 140 to have a material impact on the sale of receivables program. SFAS No. 140 requires TXU Electric to provide certain disclosures about securitizations in the financial statements at December 31, 2000. These disclosures have been incorporated.

3. ACCOUNTING IMPACT OF THE RESTRUCTURING OF THE ELECTRIC UTILITY INDUSTRY IN TEXAS

     Electric Industry Restructuring -- Legislation was passed during the 1999 session of the Texas Legislature that will restructure the electric utility industry in Texas (1999 Restructuring Legislation). Among other matters, the 1999 Restructuring Legislation provides that earnings in excess of a regulatory earnings cap, as defined, be used as mitigation (reduction) to the cost of nuclear production assets (see Note 13); authorizes competition in the retail and generation markets for electricity beginning January 1, 2002; provides for the recovery of generation-related regulatory assets, generation-related and purchased power-related costs that are in excess of market value (stranded costs); requires reductions in nitrogen oxide (NOx) and sulfur dioxide (SO2) emissions; requires a rate freeze, excluding cost of fuel, for all retail customers until January 1, 2002 and certain rate reductions for residential and small commercial customers for up to five years thereafter; and sets certain limits on capacity owned and controlled by power generation companies. By September 1, 2000, each electric utility was required to separate from its regulated activities its customer energy services business activities that are otherwise already widely available in the competitive market. By January 1, 2002, each electric utility must separate (unbundle) its business into the following units: a power generation company, a retail electric provider (REP) and a T&D company or separate T&D companies. A power generation company generates electricity that is intended to be sold at wholesale. In general, a power generation company may not own a transmission or distribution facility and may not have a certificated service area. A REP sells electric energy to retail customers and may not own or operate generation assets. (See Note 13.)

     Accounting Impact of the Restructuring -- Regulatory Assets and
                                               ---------------------
Liabilities -- The financial statements of TXU Electric reflect regulatory
-----------
assets and liabilities under cost-based rate regulation in accordance with SFAS No. 71. As a result of the 1999 Restructuring Legislation, the electricity generation portion of TXU Electric's business no longer meets the criteria to apply regulatory accounting principles. Accordingly, application of SFAS No. 71 to the generation portion of TXU Electric's business was discontinued as of June 30, 1999. TXU Electric's T&D operations continue to meet the criteria for recognition of regulatory assets and liabilities. The 1999 Restructuring Legislation provides for the recovery of net generation-related regulatory assets existing at December 31, 1998. Such generation-related regulatory assets will be amortized as recovered through the distribution portion of the business. (See Note 13) In addition, fuel costs will be fully recoverable, subject to regulatory review, during the transition period that extends to January 1, 2002. As a result, management believes the economic benefit of all net regulatory assets related to the generation business will be recovered.

     Generation Production Assets -- TXU Electric anticipates that a portion of
     ----------------------------
the cost of its generation production assets and power purchase contracts may be identified as stranded costs under the 1999 Restructuring Legislation and become subject to a future quantification of the economic value of such assets in 2004. The 1999 Restructuring Legislation provides that 100% of such stranded costs will be recovered from customers. In 1999, TXU Electric performed an impairment analysis of generation assets under the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." SFAS No. 121 requires a company to forecast future net cash flows from operating the asset, on an undiscounted basis excluding carrying costs, and to compare the sum of those cash flows with the net carrying value of the asset. Under this test, if the undiscounted net cash flows exceeded the net carrying value, no impairment exists for accounting purposes. TXU Electric forecasted the net cash flows of its generating assets and determined that the undiscounted net cash flows exceeded the net carrying value of those plants. Accordingly, for accounting purposes, there is no impairment. Generation-related plant assets at December 31, 2000 were approximately $9.5 billion, net of accumulated depreciation. See Notes 13 and 15 for further details concerning mitigation impacts.

     Investment Tax Credits -- TXU Electric has unamortized deferred investment
     ----------------------
tax credits (ITCs) of approximately $410 million applicable to its generation business. The unamortized ITCs are temporary differences for which a deferred income tax asset and a related regulatory liability have been recorded. It is uncertain under applicable regulations whether, and to what extent, the customers will ultimately benefit from the unamortized ITCs and/or the related regulatory liability. Upon final determination by the PUC, TXU Electric expects that the amount of unamortized ITCs not applicable to customers will be amortized over the remaining life of the generation plants. Also, upon final determination by the PUC, TXU Electric expects that the regulatory liability related to the ITCs that is not applicable to customers will be written off as an extraordinary credit to income.

4.   SHORT-TERM FINANCING

     At December 31, 2000, TXU Electric had $302 million of borrowings from affiliates outstanding. Average borrowings outstanding from affiliates were $261 million and $161 million during 2000 and 1999. Weighted average interest rates on these borrowings were 7.36% and 6.24% at December 31, 2000 and 1999, respectively.

     At December 31, 2000, TXU Corp., TXU Electric and TXU Gas Company have joint US dollar-denominated lines of credit under revolving credit facility agreements (US Credit Agreements) with a group of banking institutions. At December 31, 2000, TXU Electric had no borrowings outstanding under these facilities. The US Credit Agreements have two facilities and were amended in February 2001. Facility A provides for short-term borrowings aggregating up to $1.4 billion outstanding at any one time at variable interest rates and terminates in February 2002. Facility B provides for borrowings aggregating up to $1.4 billion outstanding at any one time at variable interest rates and terminates in February 2005. Facility B also provides for the issuance of up to $500 million of letters of credit. Letters of credit outstanding under the agreement total $224 million at December 31, 2000. TXU Electric's borrowings under both facilities are limited to an aggregate of $2 billion outstanding at any one time.

5.   LONG-TERM DEBT

                                                                                                                    December 31,
                                                                                                                  ----------------
                                                                                                                   2000      1999
                                                                                                                  ------    ------
First mortgage bonds:
    Fixed rate (6.25% to 9.75%  due 2001 to 2025).........................................................        $2,251    $2,254
    Variable rate (6.686% to 7.286% due 2002).............................................................           575        --
Pollution control series:
    Brazos River Authority:
        Fixed rate (3.7% to 7.875% due 2021 to 2033)......................................................           863       863
        Taxable series (6.517% due 2023) (a)..............................................................            89        89
        Variable rate (4.2% to 5.3% due 2022 to 2034) (b) (c).............................................           467       466
   Sabine River Authority of Texas:
        Fixed rate (5.55% to 6.55% due 2021 to 2022)......................................................           199       199
        Variable rate (4.8% to 5.3% due 2022 to 2030) (c).................................................           181       182
   Trinity River Authority of Texas:
        Variable rate (4.9% to 5.1% due 2022 to 2028) (c).................................................            51        51
Secured medium-term notes, fixed rate (6.41% to 9.7% due 2001 to 2003)....................................           159       315
Debt assumed for purchase of utility plant (d)............................................................           148       151
TXU Electric floating rate debentures due 2000............................................................            --       350
TXU Electric 7.17% senior debentures due 2007.............................................................           300       300
Unamortized premium and discount..........................................................................           (24)      (27)
                                                                                                                  ------    ------
             Total long-term debt.........................................................................         5,259     5,193
Less:  Amounts due currently..............................................................................           220       509
                                                                                                                  ------    ------
             Total long-term debt, less amounts due currently.............................................        $5,039    $4,684
                                                                                                                  ======    ======

-----------------------
(a) Interest rates in effect at December 31, 2000 are presented. Taxable pollution control series are in a flexible rate mode. Series 1993 bonds due 2023 will be remarketed for periods of less than 270 days and are secured by an irrevocable letter of credit with a maturity in excess of one year.
(b) Interest rates in effect at December 31, 2000 are presented. These series are in a flexible mode with varying interest rates and, while in such mode, will be remarketed for periods of less than 270 days and are secured by irrevocable letters of credit with maturities in excess of one year.
(c) Interest rates in effect at December 31, 2000 are presented. These series are in a daily or multiannual mode with varying interest rates and are supported by either municipal bond insurance policies and standby bond purchase agreements or are secured by irrevocable letters of credit with maturities in excess of one year.
(d) In 1990, TXU Electric purchased the ownership interest in Comanche Peak of Tex-La Electric Cooperative of Texas, Inc. (Tex-La) and assumed debt of Tex-La payable over approximately 32 years. The assumption is secured by a mortgage on the acquired interest. TXU Corp. has guaranteed these payments.

     Certain variable rate debt of TXU Electric requires periodic remarketing. Because TXU Electric intends to remarket these obligations, and has the ability and intent to refinance if necessary, they have been classified as long-term debt.

     On December 20, 2000, TXU Electric issued $575 million aggregate principal amount of Floating Rate First Mortgage Bonds due December 20, 2002 in two series: $150 million in Series A and $425 million in Series B. The interest rate on both series is based on LIBOR plus a margin and will be reset quarterly. The initial rate on series A is 6.686% and on Series B is 7.286%. On or after June 20, 2001, TXU Electric may redeem the securities, at its option, on the 20th day of any calendar month prior to the maturity of these securities, at a redemption price equal to 100% of the principal amount of these securities plus accrued and unpaid interest. TXU Electric's first mortgage bonds are secured by a mortgage and deed of trust with a major financial institution. Electric plant of TXU Electric is generally subject to the lien of its mortgage.

     Sinking fund and maturity requirements for the years 2001 through 2005 under long-term debt instruments outstanding at December 31, 2000, were as follows:

          Year
          ----
          2001...........................    $220
          2002...........................    $949
          2003...........................    $308
          2004...........................    $225
          2005...........................    $ 97


6. TXU ELECTRIC OBLIGATED, MANDATORILY REDEEMABLE, PREFERRED SECURITIES OF SUBSIDIARY TRUSTS HOLDING SOLELY JUNIOR SUBORDINATED DEBENTURES OF TXU ELECTRIC (TRUST SECURITIES)

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

     The statutory business trust subsidiaries of TXU Electric had Trust Securities outstanding and Trust Assets as follows at December 31:

                                            Trust Securities                     Trust Assets      Maturity
                                ------------------------------------------   -------------------   --------
                                    Units (000's)             Amount                Amount
                                ----------------------  ------------------   -------------------
                                  2000    1999    1998   2000   1999   1998   2000   1999   1998
                                ------  ------  ------  -----  -----  -----  -----  -----  -----
TXU Electric Capital I
    (8.25% Series)........       5,871   5,871   5,871  $ 141  $ 141  $ 141  $ 155  $ 155  $ 155     2030
TXU Electric Capital III
    (8.00% Series)........       8,000   8,000   8,000    194    194    194    206    206    206     2035

TXU Electric Capital IV
    (Floating Rate Trust
    Securities) (a).......         100     100     100     98     97     96    103    103    103     2037

 TXU Electric Capital V
    (8.175% Series).......         400     400     400    396    392    392    412    412    412     2037
                                ------  ------  ------  -----  -----  -----  -----  -----  -----
        Total.............      14,371  14,371  14,371  $ 829  $ 824  $ 823  $ 876  $ 876  $ 876
                                ======  ======  ======  =====  =====  =====  =====  =====  =====

     (a) Floating rate is determined quarterly based on LIBOR. A related interest rate swap, expiring 2002, effectively fixes the rate on the TXU Electric Capital IV securities at 7.183%.

          TXU Electric owns the common trust securities issued by its subsidiary trusts and has effectively issued a full and unconditional guarantee of such trusts' securities.

7.   PREFERRED STOCK


                                                                                    Redemption Price Per
                                                                                            Share
                                                                                       (Before Adding
                                        Shares Outstanding       Amount            Accumulated Dividends)
Dividend Rate                              December 31,       December 31,           December 31, 2000
-------------                              ------------       ------------        ------------------------
                                           2000    1999        2000   1999
                                           ----    ----       -----  -----
                                        Thousands of Shares
Not Subject to Mandatory Redemption (a):
---------------------------------------
$4.00 to $5.08 series..................     379     379       $  38  $  38           $101.79 to $112.00
 7.98 series...........................     261     261          26     26                  (c)
 7.50 series (b).......................     308     308          30     30                  (c)
 7.22 series (b).......................     221     221          21     21                  (c)
                                                              -----  -----
  Total................................                       $ 115  $ 115
                                                              =====  =====

Subject to Mandatory Redemption (a) (d):
---------------------------------------
$6.98 series...........................     107     107       $  11  $  11                 (c)
 6.375 series..........................     100     100          10     10                 (c)
                                                              -----  -----
   Total...............................                       $  21  $  21
                                                              =====  =====


     (a) Cumulative, without par value, entitled upon liquidation to $100 a share; total authorized shares of preferred stock 17,000,000.
     (b) The preferred stock series is the underlying preferred stock for depositary shares that were issued to the public. Each depositary share represents one quarter of a share of underlying preferred stock.
     (c)  Preferred stock series is not redeemable at December 31, 2000.
     (d) TXU Electric is required to redeem at a price of $100 per share plus accumulated dividends a specified minimum number of shares annually or semi-annually on the initial/next dates shown below. These redeemable shares may be called, purchased or otherwise acquired. Certain issues may not be redeemed at the option of TXU Electric prior to 2003. TXU Electric may annually call for redemption, at its option, an aggregate of up to twice the number of shares shown below for each series at a price of $100 per share plus accumulated dividends.

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

8.   COMMON STOCK EQUITY

     During  2000, 1999 and 1998, TXU Electric purchased and retired a total of
24.1 million, 19.8 million and 19.3 million shares, respectively, of its issued and outstanding common stock from TXU Corp. at a total cost of $802 million, $593 million and $578 million, respectively. In February 2001, TXU Electric purchased and retired approximately 7.0 million shares of its issued and outstanding common stock at a cost of $209 million. The cost of the repurchased shares, to the extent it exceeded the average contributed capital per share, has been charged to retained earnings totaling $78 million in 2000.

     No shares of TXU Electric's common stock are held by or for its own account, nor are any shares of such capital stock reserved for its officers and employees or for options, warrants, conversions and other rights in connection therewith.

     The articles of incorporation, the mortgage of substantially all of TXU Electric's property and certain other debt instruments of TXU Electric contain provisions which, under certain conditions, restrict distributions on or acquisitions of common stock. At December 31, 2000, $13 million of retained earnings of TXU Electric were restricted as a result of such provisions.

9.   INCOME TAXES

     The components of the provision for income taxes are as follows:

                                                                                                         Year Ended December 31,
                                                                                                          ---------------------
                                                                                                           2000    1999    1998
                                                                                                          -----   -----   -----
Charged (credited) to operating expenses
     Current:
          Federal...............................................................................          $ 245   $ 274   $ 404
          State.................................................................................             11      16      29
                                                                                                          -----   -----   -----
               Total............................................................................            256     290     433
                                                                                                          -----   -----   -----
      Deferred:
          Federal:
              Depreciation differences and capitalized construction costs.......................            (25)     84     109
              Over/under-recovered fuel revenue.................................................            282      46     (14)
              Other.............................................................................            (87)    (52)    (17)
                                                                                                          -----   -----   -----
                Total...........................................................................            170      78      78
                                                                                                          -----   -----   -----
          State.................................................................................            (22)     15      --
     Investment tax credits.....................................................................            (21)    (21)    (21)
                                                                                                          -----   -----   -----
                Total to operating expenses.....................................................            383     362     490
                                                                                                          -----   -----   -----
Charged (credited) to other income
     Current:
          Federal...............................................................................             (4)    (36)    (37)
          State.................................................................................             --      (2)     (2)
                                                                                                          -----   -----   -----
               Total............................................................................             (4)    (38)    (39)
                                                                                                          -----   -----   -----
     Deferred:
          Federal:
              Regulatory disallowance...........................................................             14      31      32
              Other.............................................................................             (2)     (1)      3
                                                                                                          -----   -----   -----
               Total............................................................................             12      30      35
                                                                                                          -----   -----   -----
          State.................................................................................              2       2      --
                                                                                                          -----   -----   -----
               Total to other income............................................................             10      (6)     (4)
                                                                                                          -----   -----   -----
                      Total.....................................................................          $ 393   $ 356   $ 486
                                                                                                          =====   =====   =====

     Reconciliation of income taxes computed at the federal statutory rate to provision for income taxes:

                                                                                                           Year Ended December 31,
                                                                                                          ------------------------
                                                                                                           2000     1999     1998
                                                                                                          ------   ------   ------
Income before income taxes......................................................................          $1,288   $1,135   $1,284
                                                                                                          ======   ======   ======

Income taxes at the federal statutory rate of 35%...............................................          $  451   $  397   $  449
     Depletion allowance........................................................................             (24)     (25)     (24)
     Amortization of investment tax credits.....................................................             (21)     (21)     (21)
     Amortization of tax rate differences.......................................................              (9)      (7)      (4)
     Amortization of prior flow-through amounts.................................................               5        2       66
     State income taxes, net of federal tax benefit.............................................              (6)      20       18
     Other......................................................................................              (3)     (10)       2
                                                                                                          ------   ------   ------
Provision for income taxes......................................................................          $  393   $  356   $  486
                                                                                                          ======   ======   ======

Effective tax rate..............................................................................              31%      31%      38%

  The components of TXU Electric's deferred tax assets and deferred tax liabilities are as follows:

                                                                                     December 31,
                                                              ---------------------------------------------------------
                                                                          2000                        1999
                                                              ---------------------------  ----------------------------
                                                               Total  Current  Noncurrent   Total  Current   Noncurrent
                                                              ------  -------  ----------  ------  -------   ----------
Deferred Tax Assets
    Unbilled revenues.................................        $   45     $ 45      $   --  $   30     $ 30       $   --
    Unamortized investment tax credits................           265       --         265     277       --          277
    Impairment of assets..............................            71       --          71      72       --           72
    Regulatory disallowance...........................           107       --         107     120       --          120
    Alternative minimum tax...........................           394       --         394     424       --          424
    Tax rate differences..............................            66       --          66      71       --           71
    Employee benefits.................................           100       --         100     111       --          111
    Mitigation and redirected depreciation............           244       --         244      66       --           66
    Deferred benefits of state income taxes...........           184        4         180     189        4          185
    Other.............................................            14       --          14      13       --           13
    Deferred state income taxes.......................            66       --          66      58        2           56
                                                              ------  -------  ----------  ------  -------   ----------
          Total deferred tax assets...................         1,556       49       1,507   1,431       36        1,395
                                                              ------  -------  ----------  ------  -------   ----------

Deferred Tax Liabilities
    Depreciation differences and capitalized
        Construction costs............................         4,042       --       4,042   4,072       --        4,072
    Over/(under)-recovered fuel revenue...............           295      295          --      14       14           --
    Redemption of long-term debt......................           133       --         133     135       --          135
    Recoverable redirected depreciation...............           123       --         123      51       --           51
    Deferred charges for state income taxes...........            17       --          17      23       --           23
    Other.............................................            97        1          96     104        1          103
    Deferred state income taxes.......................           354       21         333     351       --          351
                                                              ------  -------  ----------  ------  -------   ----------
          Total deferred tax liability................         5,061      317       4,744   4,750       15        4,735
                                                              ------  -------  ----------  ------  -------   ----------
    Net Deferred Tax Liability (Asset)................        $3,505     $268      $3,237  $3,319     $(21)      $3,340
                                                              ======  =======  ==========  ======  =======   ==========

     At December 31, 2000, TXU Electric had approximately $394 million of alternative minimum tax credit carryforwards available to offset future tax payments.

     TXU Electric's income tax returns are subject to audit by applicable tax authorities. In management's opinion, an adequate provision has been made for any future taxes that may be owed as a result of any audits.

10.  RETIREMENT PLAN AND OTHER POSTRETIREMENT BENEFITS

     Most employees are eligible for voluntary participation in the Thrift Plan. The plan is participant-directed defined contribution combination employee stock ownership and profit sharing plan under Section 401(k) and 401(m) of the Internal Revenue Code and is subject to the provisions of the Employee Retirement Income Security Act of 1974. Under the plan, a participant may invest, through pre-tax salary deferrals or after-tax payroll deductions, a specified amount ranging from 1% to 16% of regular salary or wages. Employer matching contributions as a percentage of participant contributions, up to 6% of base pay, are at a rate of 40%, 50% or 60% depending on length of service. Contributions to the Thrift Plan aggregated $13 million for 2000, 1999 and 1998.

     TXU Electric employees are covered by a defined benefit pension plan that provides benefits based on years of service and average earnings. The projected benefit obligations for the pension plans with projected benefit obligations in excess of plan assets were $6 million as of December 31, 2000 and 1999. During 1999 certain TXU Electric employees were offered and accepted early retirement and settlement options resulting in curtailment losses and settlement gains. As these costs are recoverable, an offsetting regulatory asset was recorded.

                                                                                                  2000   1999   1998
                                                                                                  ----   ----   ----
Weighted-average assumptions:
Discount rate...................................................................................  8.00%  8.25%  7.00%
Expected return on plan assets..................................................................  9.00%  9.00%  9.00%
Rate of compensation increase...................................................................  4.30%  4.30%  4.30%

                                                                                                         Year Ended December 31,
                                                                                                         ----------------------
                                                                                                           2000    1999    1998
                                                                                                         ------   -----   -----
Components of Net Pension Costs:
Service cost....................................................................................         $   21   $  26   $  22
Interest cost...................................................................................             63      64      60
Expected return on assets.......................................................................            (90)    (89)    (77)
Amortization of unrecognized prior service cost.................................................              3       4       4
Amortization of net gain........................................................................            (20)     (7)     (5)
Recognized settlement gains.....................................................................             --     (39)     --
Recognized termination benefits loss............................................................             --      35      --
                                                                                                         ------   -----   -----
    Net periodic pension cost...................................................................         $  (23)  $  (6)  $   4
                                                                                                         ======   =====   =====


                                                                    Year Ended December 31,
                                                                    -----------------------
                                                                     2000             1999
                                                                    ------           ------
Change in Pension Obligation:
Pension obligation at beginning of year.....................        $  781           $  927
    Service cost............................................            21               26
    Interest cost...........................................            63               64
    Plan amendments.........................................            16               --
    Actuarial (gain)/loss...................................            32             (128)
    Benefits paid...........................................           (44)             (43)
    Curtailments............................................            --                8
    Settlements.............................................            --             (108)
    Special termination benefits............................            --               35
                                                                    ------           ------
Pension obligation at end of year...........................        $  869           $  781
                                                                    ======           ======

Change in Plan Assets:
Fair value of assets at beginning of year...................        $1,174           $1,226
    Actual return on assets.................................            30               97
    Benefits paid...........................................           (44)             (43)
    Settlements.............................................            --             (106)
                                                                    ------           ------
Fair value of assets at end of year.........................        $1,160           $1,174
                                                                    ======           ======

Funded Status:
Pension obligation..........................................        $ (869)          $ (781)
Fair value of assets........................................         1,160            1,174
Unrecognized net transition asset...........................            (1)              (2)
Unrecognized prior service cost.............................            41               29
Unrecognized net gain.......................................          (387)            (499)
                                                                    ------           ------
Accrued pension cost........................................        $  (56)          $  (79)
                                                                    ======           ======

     In addition to the retirement plans, TXU Electric offers certain health care and life insurance benefits to substantially all of its employees and their eligible dependents at retirement. Benefits received vary in level depending on years of service and retirement dates.

                                                                                                        2000   1999   1998
                                                                                                       -----  -----  -----
Weighted-average assumptions:
Discount rate.........................................................................................  8.00%  8.25%  7.00%
Expected return on plan assets........................................................................  8.49%  8.49%  8.13%

                                                                                                     Year Ended December 31,
                                                                                                       -------------------
                                                                                                        2000   1999   1998
                                                                                                       -----  -----  -----
Components of Net Periodic Postretirement Benefit Costs:
Service cost........................................................................................   $  12  $  14  $  10
Interest cost.......................................................................................      32     31     26
Expected return on assets...........................................................................     (12)    (9)    (8)
Amortization of unrecognized net transition obligation..............................................       9      9     14
Amortization of net loss............................................................................      --      5      1
Recognized curtailment loss.........................................................................      --     17     --
                                                                                                       -----  -----  -----
     Net postretirement benefit cost................................................................   $  41  $  67  $  43
                                                                                                       =====  =====  =====

Change in Postretirement Benefit Obligation:
Benefit obligation at beginning of year.............................................................   $ 396  $ 454
    Service cost....................................................................................      12     14
    Interest cost...................................................................................      32     31
    Participant contributions.......................................................................       2      3
    Actuarial (gain)/loss...........................................................................      42    (93)
    Benefits paid...................................................................................     (34)   (25)
    Curtailments....................................................................................      --     12
                                                                                                       -----  -----
Benefit obligation at end of year...................................................................   $ 450  $ 396
                                                                                                       =====  =====

Change in Plan Assets:
Fair value of assets at beginning of year...........................................................   $ 137  $ 104
    Actual return on assets.........................................................................      (1)    24
    Employer contributions..........................................................................      27     31
    Participant contributions.......................................................................       2      3
    Benefits paid...................................................................................     (34)   (25)
                                                                                                       -----  -----
Fair value of assets at end of year.................................................................   $ 131  $ 137
                                                                                                       =====  =====

Funded Status:
Benefit obligation..................................................................................   $(450) $(396)
Fair value of assets................................................................................     131    137
Unrecognized transition obligation..................................................................     106    115
Unrecognized net loss...............................................................................      56      1
                                                                                                       -----  -----
Accrued postretirement benefit cost.................................................................   $(157) $(143)
                                                                                                       =====  =====

     The expected increase in costs of future benefits covered by the postretirement benefit plans is projected using a health care cost trend rate of 5% in 2001 and thereafter. A one percentage point increase in the assumed health care cost trend rate in each future year would increase the accumulated postretirement benefit obligation at December 31, 2000 by approximately $49 million, and other postretirement benefits cost for 2000 by approximately $5.7 million.

11.  DERIVATIVE INSTRUMENTS

     TXU Electric enters into derivative instruments, primarily swaps, for hedging purposes only. Gains and losses on derivative instruments effective as hedges are deferred and recorded as a component of the underlying transaction when settled. See Note 2 for the change in accounting for derivatives effective January 1, 2001.

     Interest Rate Risk Management -- TXU Electric is exposed to the market risk inherent in fixed rate debt securities and the cash flow risk inherent in variable rate securities. TXU Electric manages its exposure to interest rate risk primarily through its balance of fixed and variable rate instruments. In addition, TXU Electric has an interest rate swap outstanding at December 31, 2000 the terms of which are discussed in Note 6.

     Energy Price Risk Management -- As a result of continued regulation, TXU Electric has minimal exposure to energy price risk, therefore, its use of derivative instruments is limited.

     Credit Risk -- Credit risk relates to the risk of loss that TXU Electric would incur as a result of nonperformance by counterparties to their respective derivative instruments. TXU Electric maintains credit policies with regard to its counterparties that enable management to manage overall credit risk. TXU Electric generally does not obtain collateral to support the agreements but establishes credit limits, monitors the financial viability of counterparties and seeks guarantees when appropriate. In the event a counterparty's credit rating declines, TXU Electric may apply certain remedies, if considered necessary. TXU Electric believes that it has established adequate reserves in regard to the risk of nonperformance by counterparties.

12.  FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying amounts and related estimated fair values of TXU Electric's significant financial instruments are as follows:

                                                                         December 31,              December 31,
                                                                             2000                      1999
                                                                         ------------              ------------
                                                                           Carrying       Fair       Carrying        Fair
                                                                            Amount       Value        Amount        Value
                                                                         ------------   -------    ------------    -------
On balance sheet assets (liabilities)
    Long-term debt (including current maturities).......................      $(5,259)  $(5,310)         $(5,193)  $(5,186)
    TXU Electric obligated, mandatorily redeemable, preferred
        securities of subsidiary trusts holding solely junior
        subordinated debentures of TXU Electric.........................         (829)     (832)            (824)     (742)
    Preferred stock subject to mandatory redemption.....................          (21)      (17)             (21)      (21)
Off balance sheet assets (liabilities)
    Financial guarantees................................................           --       (65)              --       (78)
    Interest rate swap..................................................           --        (1)              --         1

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

     The fair value of the financial guarantees has been determined using the full notional amount of the guarantee. Fair values for interest rate swaps are based either on quotes or the cost to terminate the agreements. The fair values of other financial instruments for which carrying amounts and fair values have not been presented are not materially different than their related carrying amounts.

13.  REGULATION AND RATES

     Docket No. 21527 -- In October 1999, TXU Electric filed a petition with the Public Utility Commission of Texas (PUC) for a financing order (Docket No. 21527) to permit the issuance by a special purpose entity of $1.65 billion of transition bonds secured by payments designed to enable TXU Electric to recover its generation-related regulatory assets and other qualified costs in accordance with the 1999 Restructuring Legislation. The proceeds received by TXU Electric from the issuance of the transition bonds are to be used solely for the purpose of retiring utility debt and equity. On May 1, 2000, the PUC signed a final order rejecting TXU Electric's request for the $1.65 billion and authorized only $363 million. TXU Electric filed an appeal on May 2, 2000 with the Travis County, Texas District Court.

     On September 7, 2000, the Travis County, Texas District Court issued a final judgment reversing that part of the PUC's financing order that utilized regulated asset life (up to 40 years) for purposes of present-valuing the benefits of securitization. Instead, the District Court ruled that a present-value period based upon stranded cost and regulatory asset recovery periods authorized under the 1999 Restructuring Legislation should have been used by the PUC. The District Court also ruled that the PUC statements in its financing order concerning the future impact of securitization of loss on reacquired debt were only an advisory opinion. The judgment affirmed other aspects of the PUC's financing order and ordered the case remanded to the PUC for further proceedings consistent with the judgment. TXU Electric and various other parties have appealed this judgment directly to the Texas Supreme Court. TXU Electric expects that any difference between the $1.65 billion and the amount finally authorized will continue to be deferred until recovery of generated related regulatory assets is addressed again by the PUC. TXU Electric is unable to predict the outcome of these proceedings.

   As noted above, the principal and interest on the transition bonds would be secured by payments from retail customers designed to enable TXU Electric to recover its generation-related regulatory assets and other qualified costs. These regulatory assets have a carrying value of $1.86 billion. Once transition bonds are issued, the full amount of the regulatory assets will be amortized to expense over the life of the transition bonds. Distribution rates will increase to reflect these payments. Consolidated revenues of TXU Electric will not necessarily increase, however, during 2001 and the "price to beat" period. If these payments from retail customers commence in 2001, they will be excluded from revenue for purposes of determining whether earnings have exceeded the earnings cap. There is no earnings cap after 2001.

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

   From January 1, 1998 through June 30, 1999, earnings in excess of TXU Electric's earnings cap were recorded as additional depreciation of nuclear production assets. Effective July 1, 1999, following the 1999 Restructuring Legislation, earnings in excess of the earnings cap were recorded as a reduction of revenues, with a corresponding regulatory liability recorded. Additionally, from January 1, 1998 through June 30, 1999, depreciation expense was reclassified from T&D to nuclear production assets. Effective July 1, 1999, following the 1999 Restructuring Legislation, T&D depreciation expense was no longer transferred to nuclear production assets; instead an amount equivalent to T&D depreciation was recorded as a regulatory asset, with a corresponding amount recorded as a regulatory liability. The regulatory asset will be amortized as it is recovered through the distribution portion of the business, while the regulatory liability will be applied against stranded generation assets.

     Docket No. 22350 -- As required by the 1999 Restructuring Legislation, in January 2000, TXU Electric filed its business separation plan with the PUC. In March 2000, TXU Electric filed its application for approval of its unbundled cost of service rates with the PUC. This plan and application lay the foundation for retail competition to begin in the Texas electricity market. Under the business separation plan, the generation business unit and the retail business unit of TXU Electric will become unregulated entities and will be allowed to compete for customers. The T&D business units of TXU Electric will be separated into regulated entities and will together represent the regulated part of the business. In addition to the actual T&D charges for delivering electricity, these rates include nuclear decommissioning fund charges, system benefit fund charges and stranded cost recovery charges. In the March 2000 filing, TXU Electric's stranded costs were estimated to be approximately $3.7 billion, including the regulatory assets that were part of the Docket No. 21527 proceedings and amounts related to the remand of Docket No. 9300, addressed below. TXU Electric filed an updated stranded cost estimate on August 28, 2000 to reflect various PUC decisions made since Docket No. 22350 was filed. In the August 28, 2000 filing, TXU Electric's stranded costs were estimated to be $2.8 billion. Subsequent to the August 2000 filing, the PUC has required TXU Electric to revise the stranded cost estimate to remove amounts related to regulatory assets, certain environmental expenditures, and the remand of Docket No. 9300, which resulted in a revised estimate of $14 million, including displaced worker costs. TXU Electric has appealed certain of the PUC's decisions related to this matter to the Travis County, Texas District Court. Various parties to Docket No. 22350 have presented stranded cost estimates ranging from negative $1.5 billion to negative $3.5 billion along with recommendations that these amounts be returned to customers beginning in 2002. The estimate established in Docket No. 22350 is subject to a future market-based "true-up" in 2004. TXU Electric is unable to predict the outcome of these proceedings.

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

     Docket No. 22344 -- In a generic issues docket held in August 2000, the PUC issued orders that impacted TXU Electric's recovery of restructuring expenses and certain other regulatory assets. Accordingly, in September 2000, such unrecovered regulatory assets totaling $52 million were written off. This reduced earnings in excess of the earnings cap by an equal amount. As a result, there was no impact to net income.

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

     Final reconciliation of fuel costs must be made either in a reconciliation proceeding or in a general rate case. In a final reconciliation, a utility has the burden of proving that fuel costs under review were reasonable and necessary to provide reliable electric service, that it has properly accounted for its fuel-related revenues, and that fuel prices charged to the utility by an affiliate were reasonable and necessary and not higher than prices charged for similar items by such affiliate to other affiliates or nonaffiliates. For generating utilities like TXU Electric, through August 31, 1999, the rule provided for recovery of purchased power capacity costs through a power cost recovery factor with respect to purchases from qualifying facilities, to the extent such costs were not otherwise included in base rates. Pursuant to the 1999 Restructuring Legislation, the power cost recovery factor will be frozen between September 1, 1999 and January 1, 2002. The energy-related costs of such purchases continue to be included in the fixed fuel factor. TXU Electric is required to file in 2002 with the PUC for final reconciliation of its eligible fuel costs. This final reconciliation will cover the period July 1998 through December 2001.

     Docket No. 22880/Docket No. 23153 -- Because natural gas prices recently have exceeded those in the base fuel factor, on August 4, 2000, TXU Electric filed a request with the PUC in Docket No. 22880 to surcharge the cumulative under-collection of fuel cost revenues that existed as of June 30, 2000, together with interest through November 2000, in the amount of $167 million, and to increase its current fuel factors by 27.6%. On August 31, 2000, the Administrative Law Judge entered an Interim Order, implementing an agreement of the parties, providing for an interim increase in fuel factors of 13.8%, effective September 6, 2000, and a surcharge of TXU Electric's cumulative under-recovery of fuel cost revenues that existed as of July 31, 2000, together with interest through November 2000, in the amount of $315 million to be collected over the fourteen-month period beginning November 2000. On October 13, 2000, TXU Electric filed a Supplemental Application with the PUC requesting its initial 27.6% fuel factor increase instead of the interim increase. In addition, on January 11, 2001, the PUC approved the requested fuel factor increase, effective that date. Also on October 13, 2000, TXU Electric filed a request with the PUC in Docket No. 23153 for a surcharge to recover a $231 million under-collection of fuel cost revenues for the months of August and September 2000. The proposed surcharge would be collected from January 2001 through December 2001. Docket No. 23153 was subsequently consolidated into Docket No. 22880. On January 11, 2001, the PUC approved TXU Electric's requests in Docket No. 22880 and Docket No. 23153. The PUC also approved the surcharge request filed in Docket No. 23153, effective January 11, 2001 through December 31, 2001.

     Docket No. 23640 -- In February 2001, TXU Electric filed with the PUC a request for a surcharge to recover under-collected fuel cost revenues for the months of October 2000 through December 2000, plus estimated under-recoveries for the period January 2001 through March 2001 totaling $591 million, and to increase its current fuel factor by 26.4% over the increase approved in Docket 22880. The proposed fuel factor increase would be effective March 5, 2001 and the proposed surcharge would be collected from April 2001 through December 2001. TXU Electric cannot predict the outcome of this proceeding.

14.  COMMITMENTS AND CONTINGENCIES

     Clean Air Act -- The Federal Clean Air Act, as amended (Clean Air Act) includes provisions which, among other things, place limits on SO2 and NOx emissions produced by generating units. TXU Electric's capital requirements have not been significantly affected by the requirements of the Clean Air Act.

     Purchased Power Contracts --TXU Electric has entered into contracts to purchase power through the year 2005. These contracts provide for capacity payments subject to performance standards and energy payments based on the actual power taken under contract. Capacity payments under these contracts for the years ended December 31, 2000, 1999 and 1998 were $186 million, $227 million and $243 million, respectively.

     Assuming operating standards are achieved, future capacity payments under the agreements are estimated as follows:

Year
----
2001.............................................................    $203
2002.............................................................     123
2003.............................................................      70
2004.............................................................      38
2005.............................................................      29
Thereafter.......................................................      --
                                                                     ----
     Total capacity payments.....................................    $463
                                                                     ====

     Leases -- TXU Electric has entered into operating leases covering various facilities and properties including generating plants, combustion turbines, transportation, mining equipment, data processing equipment and office space. Certain of these leases contain renewal and purchase options and residual value guarantees. Lease costs charged to operating expense for the years ended December 31, 2000, 1999 and 1998 were $62 million, $89 million and $68 million, respectively.

     Future minimum lease commitments under operating leases that have initial or remaining noncancellable lease terms in excess of one year as of December 31, 2000, are as follows:

Year
----
2001.............................................................    $ 45
2002.............................................................      39
2003.............................................................      30
2004.............................................................      29
2005.............................................................      34
Thereafter.......................................................     372
                                                                     ----
     Total future minimum lease payments.........................    $549
                                                                     ====

     Coal Transportation Contracts -- TXU Electric supplements its lignite fuel with western coal. The coal is transported to TXU Electric's generating plants under three contracts. The annual commitment under these contracts is $53 million for 2001, $34 million for 2002 and 2003 and $17 million thereafter.

     Financial Guarantees -- TXU Electric has entered into contracts with public agencies to purchase cooling water for use in the generation of electric energy and has agreed, in effect, to guarantee the principal, $22 million at December 31, 2000, and interest on bonds issued to finance the reservoirs from which the water is supplied. The bonds mature at various dates through 2011 and have interest rates ranging from 5-1/2% to 7%. TXU Electric is required to make periodic payments equal to such principal and interest, including amounts assumed by a third party and reimbursed to TXU Electric, of $4 million annually for 2001 through 2003, $7 million for 2004 and $1 million for 2005. Annual payments made by TXU Electric, net of amounts assumed by a third party under such contracts, for 2000, 1999 and 1998 were $4 million each year. In addition, TXU Electric is obligated to pay certain variable costs of operating and maintaining the reservoirs. TXU Electric has assigned to a municipality all contract rights and obligations of TXU Electric in connection with $42 million remaining principal amount of bonds at December 31, 2000, issued for similar purposes which had previously been guaranteed by TXU Electric. TXU Electric is, however, contingently liable in the unlikely event of default by the municipality.

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

     With respect to nuclear decontamination and property damage insurance, Nuclear Regulatory Commission (NRC) regulations require that nuclear plant license-holders maintain not less than $1.1 billion of such insurance and require the proceeds thereof to be used to place a plant in a safe and stable condition, to decontaminate it pursuant to a plan submitted to and approved by the NRC before the proceeds can be used for plant repair or restoration or to provide for premature decommissioning. TXU Electric maintains nuclear decontamination and property damage insurance for Comanche Peak in the amount of $3.8 billion, above which TXU Electric is self-insured. The primary layer of coverage of $500 million is provided by Nuclear Electric Insurance Limited
(NEIL), a nuclear electric utility industry mutual insurance company. The remaining coverage includes premature decommissioning coverage and is provided by ANI in the amount of $500, additional insurance from NEIL in the amount of $2.25 billion and $580 million from Lloyds of London, other insurance markets and foreign nuclear insurance pools. TXU Electric is subject to a maximum annual assessment from NEIL of $12.3 million in the event NEIL's losses under this type of insurance for major incidents at nuclear plants participating in these programs exceed the mutual's accumulated funds and reinsurance.

     TXU Electric maintains Extra Expense Insurance through NEIL to cover the additional costs of obtaining replacement power from another source if one or both of the units at Comanche Peak are out of service for more than twelve weeks as a result of covered direct physical damage. The coverage provides for weekly payments of $3.5 million for the first fifty-two weeks and $2.8 million for the next 110 weeks for each outage, respectively, after the initial twelve-week period. The total maximum coverage is $490 million per unit. The coverage amounts applicable to each unit will be reduced to 80% if both units are out of service at the same time as a result of the same accident. Under this coverage, TXU Electric is subject to a maximum annual assessment of $4.1 million per year.

     Nuclear Decommissioning and Disposal of Spent Fuel -- TXU Electric has established a reserve, charged to depreciation expense and included in accumulated depreciation, for the decommissioning of Comanche Peak, whereby decommissioning costs are being recovered from customers over the life of the plant and deposited in external trust funds (included in other investments). At December 31, 2000, such reserve totaled $192 million, which includes an accrual of $18 million for the year ended December 31, 2000. As of December 31, 2000, the market value of deposits in the external trust for decommissioning of Comanche Peak was $267 million, including unrealized gains of $75 million. Any difference between the market value of the external trust fund and the decommissioning reserve, that represents unrealized gains or losses of the trust fund, is treated as a regulatory asset or a regulatory liability. Realized earnings on funds deposited in the external trust are recognized in the reserve. Based on a site-specific study completed during 1997 using the prompt dismantlement method and 1997 dollars, decommissioning costs for Comanche Peak Unit 1 and for Unit 2 and common facilities were estimated to be $271 million and $404 million, respectively. This estimate is subject to change in the future.

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

15.  SUPPLEMENTARY FINANCIAL INFORMATION

     Sale of Receivables and Other Receivable Financing -- TXU Electric has facilities with financial institutions whereby it is entitled to sell and such financial institutions may purchase, on an ongoing basis, undivided interests in customer accounts receivable representing up to an aggregate of $500 million. Additional receivables are continually sold to replace those collected. At December 31, 2000 and 1999, accounts receivable of TXU Electric was reduced by $500 million to reflect the sales of such receivables to financial institutions under such agreements.

     Significant regulatory assets and liabilities are as follows:

                                                                                                                   December 31,
                                                                                                                  --------------
                                                                                                                   2000    1999
                                                                                                                  ------  ------
Regulatory Assets
Securities reacquisition costs............................................................................        $  423  $  431
Recoverable redirected depreciation.......................................................................           351     146
Rate case costs...........................................................................................            59      55
Litigation and settlement costs...........................................................................            73      73
Voluntary retirement/severance  program...................................................................            50      94
Recoverable deferred income taxes -- net..................................................................         1,566   1,558
Under-recovered fuel revenue..............................................................................           852      39
Other regulatory assets...................................................................................            53      63
                                                                                                                  ------  ------
    Total regulatory assets...............................................................................         3,427   2,459
                                                                                                                  ------  ------

Regulatory Liabilities
Liability to be applied to stranded generation assets.....................................................           698     189
ITC and protected excess deferred taxes...................................................................           364     389
Other regulatory liabilities..............................................................................            86      89
Reserve for regulatory disallowances......................................................................            73      73
                                                                                                                  ------  ------
    Total regulatory liabilities..........................................................................         1,221     740
                                                                                                                  ------  ------

    Net regulatory assets.................................................................................        $2,206  $1,719
                                                                                                                  ======  ======

     Affiliates -- TXU Corp. provides common stock capital and a part of short-term financing requirements to TXU Electric and other subsidiaries. TXU Corp. has other subsidiaries that perform specialized services for TXU Electric and other subsidiaries: TXU Business Services Company, which provides financial, accounting, information technology, environmental, customer, procurement, personnel, shareholder and other administrative services at cost; TXU Fuel Company (TXU Fuel), which owns a natural gas pipeline system, acquires, stores and delivers fuel gas and provides other fuel services at cost for the generation of electric energy by TXU Electric; and TXU Mining Company (TXU Mining), which owns, leases and operates fuel production facilities for the surface mining and recovery of lignite at cost for use at TXU Electric's generating stations. TXU Electric provides services such as energy sales, wheeling and scheduling to TXU SESCO Company, an electric utility subsidiary of TXU Corp. operating in the eastern and central part of Texas.

     TXU Electric has entered into agreements with TXU Fuel for the procurement of certain fuels and related services and with TXU Mining for the procurement and production of lignite. Payments are at cost for the services received and are required by the agreements to be "at least equivalent in the aggregate to the annual charge to income on the books" of TXU Fuel and of TXU Mining.

     The schedule below details TXU Electric's significant billings to and from affiliates for services rendered and interest on short-term financings:



                                                                                                          Year Ended December 31,
                                                                                                          ----------------------
                                                                                                           2000    1999    1998
                                                                                                          ------  ------  ------
Billings from:
     TXU Business Services......................................................................          $  306  $  252  $  248
     TXU Fuel...................................................................................           1,723     997   1,019
     TXU Mining.................................................................................             346     358     360
     TXU SESCO..................................................................................               1       1       1
Billings to:
    TXU Gas.....................................................................................              72      92     107
    TXU SESCO...................................................................................               3       3      23

     Cash Payments --The schedule below details TXU Electric's supplemental cash flow information:

                                                                                              Year Ended December 31,
                                                                                              ----------------------
                                                                                               2000    1999    1998
                                                                                              ------  ------  ------
     Interest (net of amounts capitalized).........................................           $  438  $  464  $  508
     Income taxes..................................................................              156     324     374

     Accounts Receivable -- Accounts receivable are stated net of uncollectible accounts of $7 million in 2000 and $4 million in 1999.

     Inventories by major category --

                                                                                                               December 31,
                                                                                                            -----------------
                                                                                                              2000      1999
                                                                                                            -------   -------
Materials and supplies....................................................................................  $   147   $   158
Fuel stock................................................................................................       70        84
                                                                                                            -------   -------
    Total inventories.....................................................................................  $   217   $   242
                                                                                                            =======   =======


     Property, Plant and Equipment --
                                                                                                               December 31,
                                                                                                            -----------------
                                                                                                              2000      1999
                                                                                                            -------   -------
     In service
          Production......................................................................................  $15,658   $15,533
          Transmission....................................................................................    1,760     1,681
          Distribution....................................................................................    5,723     5,390
          General.........................................................................................      506       498
                                                                                                            -------   -------
              Total.......................................................................................   23,647    23,102
          Less accumulated depreciation...................................................................    7,958     7,409
                                                                                                            -------   -------
              Net of accumulated depreciation.............................................................   15,689    15,693
     Construction work in progress........................................................................      271       191
     Nuclear fuel (net of accumulated amortization: 2000 -- $716; 1999 -- $635)...........................      178       171
     Held for future use..................................................................................       22        24
     Reserve for regulatory disallowances.................................................................     (836)     (836)
                                                                                                            -------   -------
              Net property, plant and equipment...........................................................  $15,324   $15,243
                                                                                                            =======   =======

     Quarterly Information (unaudited) -- In the opinion of TXU Electric, the information below includes all adjustments (constituting only normal recurring accruals) necessary for a fair statement of such amounts. Quarterly results are not necessarily indicative of expectations for a full year's operations because of seasonal and other factors.


                                                                 Operating                Operating           Consolidated
                                                                 Revenues                  Income              Net Income
                                                              -------------            --------------       ----------------
Quarter Ended                                                  2000    1999             2000    1999         2000      1999
-----------------------------------------------------         ------  ------           ------  ------       ------    ------
March 31.............................................         $1,351  $1,285           $  262  $  233       $  147    $  106
June 30..............................................          1,684   1,503              298     290          188       162
September 30.........................................          2,444   2,059              509     543          395       434
December 31..........................................          1,925   1,360              254     183          165(1)     77
                                                              ------  ------           ------  ------       ------    ------
                                                              $7,404  $6,207           $1,323  $1,249       $  895    $  779
                                                              ======  ======           ======  ======       ======    ======

(1) Fourth quarter 2000 net income includes $29 million after-tax from the favorable resolution of regulatory matters and after-tax gains of $18 million from asset sales.

                   TXU ELECTRIC EXHIBITS FOR 2000 FORM 10-K

                                                                      Appendix B

              Previously Filed*
              ----------------
               With
               File                           As
Exhibits      Number                        Exhibit
--------      ------                        -------
3(a)          0-11442                        4        --  Articles of Amendment, effective June 14, 1999 to the Articles
              Form 10-Q                                   of Incorporation of TXU Electric.
              (Quarter ended
              June 30, 1999)
3(b)          0-11442                                 --  Bylaws of TXU Electric, as restated August 1, 1999.
              Form 10-Q
              (Quarter ended
              June 30, 1999)
4(a)          2-90185                        4(a)     --  Mortgage and Deed of Trust, dated as of December 1, 1983, between TXU Electric and Irving Trust Company (now The Bank of New York), Trustee.
4(a)(1)                                               --  Supplemental Indentures to Mortgage and Deed of Trust:

                                                          Number                   Dated
                                                          ------                   -----
              2-90185                        4(b)         First                April 1, 1984
              2-92738                        4(a)-1       Second               September 1, 1984
              2-97185                        4(a)-1       Third                April 1, 1985
              2-99940                        4(a)-1       Fourth               August 1, 1985
              2-99940                        4(a)-2       Fifth                September 1, 1985
              33-01774                       4(a)-2       Sixth                December 1, 1985
              33-9583                        4(a)-1       Seventh              March 1, 1986
              33-9583                        4(a)-2       Eighth               May 1, 1986
              33-11376                       4(a)-1       Ninth                October 1, 1986
              33-11376                       4(a)-2       Tenth                December 1, 1986
              33-11376                       4(a)-3       Eleventh             December 1, 1986
              33-14584                       4(a)-1       Twelfth              February 1, 1987
              33-14584                       4(a)-2       Thirteenth           March 1, 1987
              33-14584                       4(a)-3       Fourteenth           April 1, 1987
              33-24089                       4(a)-1       Fifteenth            July 1, 1987
              33-24089                       4(a)-2       Sixteenth            September 1, 1987
              33-24089                       4(a)-3       Seventeenth          October 1, 1987
              33-24089                       4(a)-4       Eighteenth           March 1, 1988
              33-24089                       4(a)-5       Nineteenth           May 1, 1988
              33-30141                       4(a)-1       Twentieth            September 1, 1988
              33-30141                       4(a)-2       Twenty-first         November 1, 1988
              33-30141                       4(a)-3       Twenty-second        January 1, 1989
              33-35614                       4(a)-1       Twenty-third         August 1, 1989
              33-35614                       4(a)-2       Twenty-fourth        November 1, 1989
              33-35614                       4(a)-3       Twenty-fifth         December 1, 1989
              33-35614                       4(a)-4       Twenty-six           February 1, 1990
              33-39493                       4(a)-1       Twenty-seventh       September 1, 1990
              33-39493                       4(a)-2       Twenty-eighth        October 1, 1990
              33-39493                       4(a)-3       Twenty-ninth         October 1, 1990
              33-39493                       4(a)-4       Thirtieth            March 1, 1991
              33-45104                       4(a)-1       Thirty-first         May 1, 1991
              33-45104                       4(a)-2       Thirty-second        July 1, 1991
              33-46293                       4(a)-1       Thirty-third         February 1, 1992

              Previously Filed*
              ----------------
               With
               File                           As
Exhibits      Number                        Exhibit       Number                   Dated
--------      ------                        -------       ------                   -----
              33-49710                       4(a)-1       Thirty-fourth        April 1, 1992
              33-49710                       4(a)-2       Thirty-fifth         April 1, 1992
              33-49710                       4(a)-3       Thirty-sixth         June 1, 1992
              33-49710                       4(a)-4       Thirty-seventh       June 1, 1992
              33-57576                       4(a)-1       Thirty-eighth        August 1, 1992
              33-57576                       4(a)-2       Thirty-ninth         October 1, 1992
              33-57576                       4(a)-3       Fortieth             November 1, 1992
              33-57576                       4(a)-4       Forty-first          December 1, 1992
              33-60528                       4(a)-1       Forty-second         March 1, 1993
              33-64692                       4(a)-1       Forty-third          April 1, 1993
              33-64692                       4(a)-2       Forty-fourth         April 1, 1993
              33-64692                       4(a)-3       Forty-fifth          May 1, 1993
              33-68100                       4(a)-1       Forty-sixth          July 1, 1993
              33-68100                       4(a)-3       Forty-seventh        October 1, 1993
              33-68100                       4(a)-4       Forty-eighth         November 1, 1993
              33-68100                       4(a)-5       Forty-ninth          May 1, 1994
              33-68100                       4(a)-6       Fiftieth             May 1, 1994
              33-68100                       4(a)-7       Fifty-first          August 1, 1994
              0-11442                        99           Fifty-second         April 1, 1995
              Form 10-Q
              (Quarter ended
              March 31, 1995)
              0-11442                        99           Fifty-third          June 1, 1995
              Form 10-Q
              (Quarter ended
              June 30, 1995)
              0-11442                         4           Fifty-fourth         October 1, 1995
              Form 8-K (Dated
              September 26,
              1995)
              0-11442                        4(a)         Fifty-fifth          March 1, 1996
              Form 10-Q
              (Quarter ended
              March 31, 1996)
              0-11442                        4(a)         Fifty-sixth          September 1, 1996
              Form 10-Q
              (Quarter ended
              September 30,
              1996)
              33-83976                       4(g)         Fifty-seventh        February 1, 1997
              0-11442                        4(b)         Fifty -eighth        July 1, 1997
              Form 10-Q
              (Quarter ended
              June 30, 1997)
              333-53296                      4(f)         Fifty-ninth          March 1, 1999
              333-53296-01
              333-53296-02
              333-53296-03
              333-53296                      4(g)         Sixtieth             December 1, 1999
              333-53296-01
              333-53296-02
              333-53296-03

              Previously Filed*
              ----------------
               With
               File                           As
Exhibits      Number                        Exhibit       Number                   Dated
--------      ------                        -------       ------                   -----
4(a)-2                                                    --Sixty-first        February 1, 2001
4(b)                                                     -  Agreement to furnish certain debt instruments.
4(c)          33-68104                       4(b)-17     -  Deposit Agreement between TXU Electric and Chemical Bank, dated as of August 4, 1993.
4(d)          0-11442                        4(e)        -  Deposit Agreement between TXU Electric and Chemical Bank,
              Form 10-K                                     dated as of October 14, 1993.
              (1993)
4(e)          0-11442                        4(f)        -  Indenture (For Unsecured Subordinated Debt Securities
              Form 10-K                                     relating  to  Trust Securities), dated as of December 1, 1995,
              (1995)                                        between TXU Electric and The Bank of New York, as Trustee.
4(f)          0-11442                        4(g)        -  Amended and Restated Trust Agreement, dated as of
              Form 10-K                                     December 12, 1995 between TXU Electric, as Depositor, and
              (1995)                                        The Bank of New York, The Bank of New York (Delaware)
                                                            and the Administrative Trustees thereunder as trustees for
                                                            TXU
                                                            Electric Capital I.
4(g)          0-11442                        4(h)        -  Guarantee Agreement with respect to TXU Electric Capital I,
              Form 10-K                                     dated as of December 12, 1995, between TU Electric, as
              (1995)                                        Guarantor, and The Bank of New York, as Trustee.
4(h)          0-11442                        4(i)        -  Agreement as to Expenses and Liabilities, dated as of  December
              Form 10-K                                     12, 1995, between TXU Electric and TXU Electric Capital I.
              (1995)
4(i)          0-11442                        4(j)        -  Officer's Certificate, dated as of December 12, 1995,
              Form 10-K                                     establishing the terms of the Junior Subordinated Debentures
              (1996)                                        issued in connection with the preferred securities of TU
                                                            Electric Capital I.
4(j)          0-11442                        4(m)        -  Amended and Restated Trust Agreement, dated as of December
              Form 10-K                                     13, 1995, between TXU Electric, as Depositor, and The Bank
              (1995)                                        of New York, The Bank of New York (Delaware), and the
                                                            Administrative Trustees thereunder, as Trustees for TXU
                                                            Electric Capital III.
4(k)          0-11442                        4(n)        -  Guarantee Agreement with respect to TXU Electric Capital III,
              Form 10-K                                     dated as of December 13, 1995, between TU Electric, as
              (1995)                                        Guarantor, and The Bank of New York, as Trustee.
4(l)          0-11442                        4(o)        -  Agreement as to Expenses and Liabilities, dated as of
              Form 10-K                                     December 13, 1995, between TU Electric and TXU
              (1995)                                        Electric Capital III.
4(m)          0-11442                        4(r)        -  Officer's Certificate, dated as of December 13, 1995,
              Form 10-K                                     establishing the terms of the Junior Subordinated Debentures
              (1996)                                        issued in connection with the preferred securities of TXU
                                                            Electric Capital III.
4(n)          0-11442                        4(s)        -  Amended and Restated Trust Agreement, dated as of January
              Form 10-K                                     30, 1997, between TXU Electric, as Depositor, and The Bank
              (1996)                                        of New York (Delaware), and the Administrative Trustee as
                                                            thereunder, as Trustees for TXU Electric Capital IV.
4(o)          0-11442                        4(t)        -  Guarantee Agreement with respect to TXU Electric Capital IV,
              Form 10-K                                     dated as of January 30, 1997, between TXU Electric, as
              (1996)                                        Guarantor and The Bank of New York, as Trustee.
4(p)          0-11442                        4(u)        -  Agreement as to Expenses and Liabilities, dated as of January
              Form 10-K                                     30, 1997, between TXU Electric and TXU Electric Capital IV.
              (1996)

              Previously Filed*
              ----------------
               With
               File                           As
Exhibits      Number                        Exhibit
--------      ------                        -------
4(q)          0-11442                        4(v)        -  Officer's Certificate, dated as of January 30, 1997, establishing
              Form 10-K                                     the terms of the Junior Subordinated Debentures issued in
              (1996)                                        connection with the preferred securities of TXU Electric Capital
                                                            IV.
4(r)          0-11442                        4(w)        -  Amended and Restated Trust Agreement, dated as of January
              Form 10-K                                     30, 1997, between TXU Electric, as Depositor, and The Bank
              (1996)                                        of New York (Delaware), and the Administrative Trustee
                                                            thereunder, as Trustees for TXU Electric Capital V.
4(s)          0-11442                        4(x)        -  Guarantee Agreement with respect to TXU Electric Capital V,
              Form 10-K                                     dated as of January 30, 1997, between TXU Electric, as
              (1996)                                        Guarantor, and The Bank of New York, as Trustee.
4(t)          0-11442                        4(y)        -  Agreement as to Expenses and Liabilities, dated as of January
              Form 10-K                                     30, 1997, between TXU Electric and TXU Electric Capital V.
              (1996)
4(u)          0-11442                        4(z)        -  Officer's Certificate, dated as of January 30, 1997, establishing
              Form 10-K                                     the terms of the Junior Subordinated Debentures issued in
              (1996)                                        connection with the preferred securities of TXU Electric
                                                            Capital V.
4(v)          0-11442                        4(a)        -  Indenture (For Unsecured Debt Securities), dated as of August
              Form 10-Q                                     1, 1997, between TXU Electric and The Bank of New York.
              (Quarter ended
              Sept. 30, 1997)
4(w)          0-11442                        4(b)        -  Officer's Certificate establishing the TXU Electric 7.17%
              Form 10-Q                                     Debentures due August 1, 2007.
              (Quarter
              ended
              Sept. 30,
              1997)
4(x)          0-11422                        99(a)          Officer's certificate establishing TXU Electric's Floating Rate
              Form 10-Q                                  -  debentures due April 24, 2000.
              (Quarter ended
              March 31, 1998)
10(a)                                                    -  364 Day Competitive Advance and Revolving Credit Facility
                                                            Agreement, dated as of February  23, 2001 among TXU
                                                            Corp., TXU Electric, TXU Gas Company, Chase Manhattan
                                                            Bank, as Administrative Agent and certain banks listed therein and The Chase Manhattan Bank, as Competitive Advance
                                                            Facility Agent (US Facility A).
10(b)         0-11442                        10(b)       -  Five Year Second Amended and Restated Competitive
              Form 10-K                                     Advance and Revolving Credit Facility Agreement dated as of
              (1999)                                        February 25, 2000 among Texas Utilities Company, TXU
                                                            Electric, TXU Gas, The Chase Manhattan Bank, as
                                                            Competitive Advance Facility Agent and Chase Bank of
                                                            Texas, National Association,  as Administrative Agent and
                                                            certain banks listed therein (US Facility B).
10(c)                                                    -  Amendment to US Facility B, dated February 23, 2001.
12                                                       -  Computation of Ratio of Earnings to Fixed Charges and to
                                                            Fixed Charges and Preferred Dividends for TXU Electric.
23(a)                                                    -  Consent of Deloitte & Touche LLP Independent Auditors' for
                                                            TXU Electric.

              Previously Filed*
              ----------------
               With
               File                           As
Exhibits      Number                        Exhibit
--------      ------                        -------
99(a)         1-3591                         28(b)       -  Agreement,  dated  as of  February 12, 1988,  between TXU
              Form 10-K                                     Electric and Texas Municipal Power Agency.
              (1987)
99(b)         33-55408                       99(a)       -  Agreement, dated as of July 5, 1988, between TXU Electric and
                                                            Electric and Tex-La Electric Cooperative of Texas, Inc.
99(c)         33-23532                       4(c)(i)     -  Trust Indenture, Security Agreement and Mortgage, dated as of December 1, 1987, as supplemented by Supplement No. 1 thereto dated as of May 1, 1988 among the Lessor, TXU
                                                            Electric and the Trustee.
99(d)         33-24089                       4(c)-1      -  Supplement No. 2 to Trust Indenture, Security Agreement and
                                                            Mortgage, dated as of August 1, 1988.
99(e)         33-24089                       4(e)-1      -  Supplement No. 3 to Trust Indenture, Security Agreement and
                                                            Mortgage, dated as of August 1, 1988.
99(f)         0-11442                        99(c)       -  Supplement No. 4 to Trust Indenture, Security Agreement and
              Form 10-Q                                     Mortgage, including form of Secured Facility Bond, 1993
              (Quarter ended                                Series.
              June 30, 1993)
99(g)         33-23532                       4(d)        -  Lease Agreement, dated as of December 1, 1987 between the
                                                            Lessor and TXU Electric as supplemented by Supplement No.
                                                            1 thereto dated as of May 20, 1988 between the Lessor and
                                                            TXU Electric.
99(h)         33-24089                       4(f)        -  Lease Agreement Supplement No. 2, dated as of August 18,
                                                            1988.
99(i)         33-24089                       4(f)-1      -  Lease Agreement Supplement No. 3, dated as of August 25,
                                                            1988.
99(j)         33-63434                       4(d)(iv)    -  Lease Agreement Supplement No. 4, dated as of December 1,
                                                            1988.
99(k)         33-63434                       4(d)(v)     -  Lease Agreement Supplement No. 5, dated as of June 1, 1989.
99(l)         0-11442                        99(d)       -  Lease Agreement Supplement No. 6, dated as of July 1, 1993.
              Form 10-Q
              (Quarter ended
              June 30, 1993)
99(m)         33-23532                       4(e)        -  Participation Agreement dated as of December 1, 1987, as amended by a Consent to Amendment of the Participation
                                                            Agreement, dated as of May 20, 1988, each among the Lessor, the Trustee, the Owner Participant, certain banking
                                                            institutions, Capcorp, Inc. and TXU Electric.
99(n)         33-24089                       4(g)        -  Consent to Amendment of the Participation Agreement, dated as of August 18, 1988.
99(o)         33-24089                       4(g)-1      -  Supplement No. 1 to the Participation Agreement, dated as of
                                                            August 18, 1988.
99(p)         33-24089                       4(g)-2      -  Supplement No. 2 to the Participation Agreement, dated as of
                                                            August 18, 1988.
99(q)         33-63434                       4(e)(v)     -  Supplement No. 3 to the Participation Agreement, dated as of
                                                            December 1, 1988.

              Previously Filed*
              ----------------
               With
               File                           As
Exhibits      Number                        Exhibit
--------      ------                        -------
99(r)         0-11442                        99(e)       -  Supplement No. 4 to the Participation Agreement, dated as of
              Form 10-Q                                     June 17, 1993.
              (Quarter ended
              June 30, 1993)
99(s)         0-11442                        4(b)        -  Supplement No. 1, dated October 25, 1995, to Trust
              Form 10-Q                                     Indenture, Security Agreement and Mortgage, dated as of
              (Quarter ended                                December 1, 1989, among the Owner Trustee, TXU Electric
              March 31, 1996)                               and the Indenture Trustee.
99(t)         0-11442                        4(c)        -  Supplement No. 1, dated October 19, 1995, to Amended  and
              Form 10-Q                                     Restated Participation Agreement, dated as of November 28,
              (Quarter ended                                1989, among the Owner Trustee, The First National Bank of
              March 31, 1996)                               Chicago, As Original Indenture Trustee, the Indenture Trustee,
                                                            the Owner Participant, Mesquite Power Corporation and TXU
                                                            Electric.

______________________
* Incorporated herein by reference.