Form 10-Q
period 2001-03-31
TXU ELECTRIC CO
filed 2001-05-14
CIK 710182

================================================================================


                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                           _________________________


                                  FORM 10-Q

         (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

                                    -- OR --

  ( )   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934


                           _________________________

                         Commission File Number 1-11668

                              TXU Electric Company


   A Texas Corporation                           I.R.S. Employer  Identification
                                                           No. 75-1837355


           ENERGY PLAZA, 1601 BRYAN STREET, DALLAS, TEXAS 75201-3411
                                 (214) 812-4600

                           _________________________

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

Common Stock outstanding at May 10, 2001:  65,757,600 shares, without par value.

================================================================================

TABLE OF CONTENTS
--------------------------------------------------------------------------------

Part I.  FINANCIAL INFORMATION                                                                                             Page
                                                                                                                           ----
         Item 1.   Financial Statements

                   Condensed Statements of Consolidated Income and Comprehensive Income-
                   Three Months Ended March 31, 2001 and 2000.......................................................         3

                   Condensed Statements of Consolidated Cash Flows -
                   Three Months Ended March 31, 2001 and 2000.......................................................         4

                   Condensed Consolidated Balance Sheets -
                   March 31, 2001 and December 31, 2000.............................................................         5

                   Notes to Financial Statements....................................................................         6

                   Independent Accountants' Report..................................................................        12

         Item 2.   Management's Discussion and Analysis of Financial Condition
                   And Results of Operations........................................................................        13

         Item 3.   Quantitative and Qualitative Disclosures About Market Risk.......................................        15

Part II. OTHER INFORMATION

         Item 6.   Exhibits and Reports on Form 8-K.................................................................        15

SIGNATURE...........................................................................................................        16

                         PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                     TXU ELECTRIC COMPANY AND SUBSIDIARIES
                  CONDENSED STATEMENTS OF CONSOLIDATED INCOME
                                  (Unaudited)

                                                                                                           Three Months Ended
                                                                                                                March 31,
                                                                                                          ---------------------
                                                                                                            2001          2000
                                                                                                          ------        ------
                                                                                                           Millions of Dollars
Operating revenues....................................................................................     $1,828     $1,351
                                                                                                           ------     ------

Operating expenses
     Energy purchased for resale and fuel consumed....................................................        857        434
     Operation and maintenance........................................................................        333        311
     Depreciation and amortization....................................................................        155        152
     Income taxes.....................................................................................         69         58
     Taxes other than income..........................................................................        147        134
                                                                                                           ------     ------
           Total operating expenses...................................................................      1,561      1,089
                                                                                                           ------     ------

Operating income......................................................................................        267        262
                                                                                                           ------     ------

Other income (deductions)
     Allowance for equity funds used during construction..............................................          1          1
     Other income (deductions) -- net.................................................................         (3)        (3)
     Income tax benefit (expense).....................................................................         --         (8)
                                                                                                           ------     ------
           Total other income (deductions)............................................................         (2)       (10)
                                                                                                           ------     ------

Income before interest and other charges..............................................................        265        252
                                                                                                           ------     ------

Interest income.......................................................................................         --          1

Interest expense and other charges
     Interest.........................................................................................         91         91
     Distributions on TXU Electric Company obligated, mandatorily redeemable, preferred securities of subsidiary trusts holding solely junior
         subordinated debentures of TXU Electric Company..............................................         17         17
     Allowance for borrowed funds used during construction and capitalized interest...................         (3)        (2)
                                                                                                           ------     ------
           Total  interest expense and other charges..................................................        105        106
                                                                                                           ------     ------

Net income............................................................................................        160        147

Preferred stock dividends.............................................................................          2          2
                                                                                                           ------     ------

Net income available for common stock.................................................................     $  158     $  145
                                                                                                           ======     ======


           CONDENSED STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME
                                  (Unaudited)

                                                                                                           Three Months Ended
                                                                                                                March 31,
                                                                                                          ---------------------
                                                                                                            2001          2000
                                                                                                          ------        ------
                                                                                                           Millions of Dollars
Net income............................................................................................    $  160        $  147
                                                                                                          ------        ------

Other comprehensive loss --
   net change during period, net of tax effects:
     Cash flow hedges:
          Cumulative transition adjustment as of January 1, 2001......................................        --            --
          Net change in fair value of derivatives.....................................................        (1)           --
                                                                                                          ------        ------
              Total...................................................................................        (1)           --
                                                                                                          ------        ------

Comprehensive income..................................................................................    $  159        $  147
                                                                                                          ======        ======

See Notes to Financial Statements.

                     TXU ELECTRIC COMPANY AND SUBSIDIARIES
                CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
                                  (Unaudited)



                                                                                                       Three Months Ended
                                                                                                            March 31,
                                                                                                     -------------------------
                                                                                                          2001         2000
                                                                                                         -----        -----
                                                                                                        Millions of Dollars

Cash flows -- operating activities
     Net income...................................................................................       $ 160        $ 147
     Adjustments to reconcile net income to cash provided by operating activities:
          Depreciation and amortization...........................................................         175          181
          Deferred income taxes and investment tax credits -- net.................................          54           37
          Allowance for equity funds used during construction.....................................          (1)          (1)
          Other...................................................................................          13           --
          Changes in operating assets and liabilities.............................................        (306)          55
                                                                                                         -----        -----
                       Cash provided by operating activities......................................          95          419
                                                                                                         -----        -----

Cash flows -- financing activities
     Retirements/repurchases of securities:
         Long-term debt...........................................................................         (31)         (82)
         Common stock.............................................................................        (209)        (158)
     Change in notes payable -- affiliates........................................................         322          (10)
     Preferred stock dividends paid...............................................................          (2)          (4)
     Debt premium, discount, financing and reacquisition expenses.................................          (2)          (1)
                                                                                                         -----        -----
                     Cash provided by (used in) financing activities..............................          78         (255)
                                                                                                         -----        -----

Cash flows -- investing activities
    Capital expenditures..........................................................................        (166)        (150)
    Nuclear fuel..................................................................................         (11)          --
    Other investments.............................................................................          (3)          (6)
                                                                                                         -----        -----
                     Cash used in investing activities............................................        (180)        (156)
                                                                                                         -----        -----

Net change in cash and cash equivalents...........................................................          (7)           8

Cash and cash equivalents -- beginning balance....................................................          21            4
                                                                                                         -----        -----

Cash and cash equivalents -- ending balance.......................................................       $  14        $  12
                                                                                                         =====        =====

See Notes to Financial Statements.

                     TXU ELECTRIC COMPANY AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS



                                     ASSETS

                                                                                     March 31,
                                                                                       2001        December 31,
                                                                                   (Unaudited)        2000
                                                                                   -----------    ------------
                                                                                       Millions of Dollars
Current assets:
  Cash and cash equivalents..............................................            $    14      $    21
  Accounts receivable....................................................                173          287
  Inventories -- at average cost.........................................                208          217
  Other current assets...................................................                 64           38
                                                                                     -------      -------
      Total current assets...............................................                459          563

Investments..............................................................                652          662
Property, plant and equipment -- net.....................................             15,326       15,324
Regulatory assets........................................................              2,334        2,206
Deferred debits and other assets.........................................                 84           61
                                                                                     -------      -------
      Total assets.......................................................            $18,855      $18,816
                                                                                     =======      =======

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Notes payable -- affiliates...........................................            $   624      $   302
   Long-term debt due currently..........................................                396          220
   Accounts payable:
     Affiliates..........................................................                154          278
     Trade...............................................................                166          256
   Taxes accrued.........................................................                185          243
   Interest accrued......................................................                103          104
   Deferred income taxes.................................................                364          268
   Other current liabilities.............................................                222          240
                                                                                     -------      -------
      Total current liabilities..........................................              2,214        1,911

Accumulated deferred income taxes........................................              3,231        3,237
Investment tax credits...................................................                488          493
Other deferred credits and noncurrent liabilities........................                411          407
Long-term debt, less amounts due currently...............................              4,834        5,039

TXU Electric Company obligated, mandatorily redeemable, preferred securities of subsidiary trusts holding solely junior subordinated
debentures of TXU Electric Company.......................................                829          829
Preferred stock subject to mandatory redemption..........................                 21           21

Contingencies (Note 5)

Shareholders' equity:
   Preferred stock not subject to mandatory redemption...................                115          115
                                                                                     -------      -------

   Common stock without par value:
     Authorized shares:  180,000,000
     Outstanding shares:  2001 -- 72,794,600 and 2000 -- 79,749,600......              2,212        2,421
   Retained earnings.....................................................              4,501        4,343
   Accumulated other comprehensive loss..................................                 (1)          --
                                                                                     -------      -------
    Total common stock equity............................................              6,712        6,764
                                                                                     -------      -------
      Total shareholders' equity.........................................              6,827        6,879
                                                                                     -------      -------

      Total liabilities and shareholders' equity.........................            $18,855      $18,816
                                                                                     =======      =======

See Notes to Financial Statements.

                     TXU ELECTRIC COMPANY AND SUBSIDIARIES
                         NOTES TO FINANCIAL STATEMENTS


1. BUSINESS

   TXU Electric Company (TXU Electric) is an electric utility engaged in the generation, purchase, transmission, distribution and sale of electric energy in the north-central, eastern and western parts of Texas. As an integrated electric utility, TXU Electric has only one reportable segment. TXU Electric is a wholly-owned subsidiary of TXU Corp., a Texas corporation. TXU Corp. is a holding company that engages in the generation, purchase, transmission, distribution and sale of electricity; the purchase, transmission, distribution and sale of natural gas; and merchant energy trading, energy services, telecommunications and other businesses in the United States, Europe and Australia.

2. SIGNIFICANT ACCOUNTING POLICIES

   Basis of Presentation -- The condensed consolidated financial statements of TXU Electric and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America (US
GAAP) and, except for the adoption of the new accounting standard discussed below, on the same basis as the audited financial statements included in its 2000 Form 10-K. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results of operations and financial position have been included therein. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with US GAAP have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The results of operations for an interim period may not give a true indication of results for the full year. Certain previously reported amounts have been reclassified to conform to current classifications. All dollar amounts in the financial statements and tables in the notes are stated in millions of US dollars unless otherwise indicated.

   Changes in Accounting Standards -- On January 1, 2001, TXU Electric adopted Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities", as extended by SFAS No. 137 (June 1999) and amended by SFAS No. 138 (June 2000). All derivatives within TXU Electric have been accounted for pursuant to SFAS No. 133 requirements. TXU Electric enters into derivative transactions to hedge market risks related to changes in interest rates. TXU Electric has designated, documented and assessed those derivative hedging relationships, which are cash-flow hedges that require TXU Electric to record the derivative assets or liabilities at their fair value on its balance sheet with an offset in other comprehensive income for the effective portion. Ineffectiveness is recorded in earnings.

   Interest Rate Risk Management -- TXU Electric enters into derivatives to manage exposures to cash flow risk inherent in variable rate securities. TXU Electric uses derivatives to convert a portion of its variable-rate debt to fixed rates. The resulting cost of funds is lower than it would have been had fixed-rate borrowings been issued directly. These derivatives are designated as cash-flow hedges.

   Energy Price Risk Management -- TXU Electric's electricity operations expose it to market risk related to those commodities. As a result of regulation, TXU Electric has minimal exposure to energy price risk, therefore its use of derivative instruments is limited. TXU Electric uses a combination of physical contracts including short- and long-term power purchase and sale agreements, fuel supply contracts and other contracts in managing these risks.

   TXU Electric formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking various hedge transactions. This process includes linking all derivatives that are designated as hedges to specific assets and liabilities on the balance sheet or to specific firm commitments or forecasted transactions. Amounts are removed from other comprehensive income as the underlying transactions occur.

   In accordance with the transition provisions of SFAS No. 133, TXU recorded, as of January 1, 2001, $.6 million of derivatives as liabilities with a cumulative effect of $.4 million after-tax as a decrease to other comprehensive income to recognize the fair value of all derivatives effective as cash-flow hedging instruments.

   The terms of TXU Electric's interest-rate derivatives match the terms of the underlying hedged item. As a result, TXU Electric experienced no hedge ineffectiveness during the period.

   As of March 31, 2001, $1 million of net losses included within the net gains/losses on derivative instruments accumulated in other comprehensive income are expected to be reclassified into earnings during the next twelve months.

   Ongoing implementation issues being addressed by the Derivatives Implementation Group (DIG) may affect the application of SFAS No. 133. In its normal course of business, TXU Electric enters into commodity contracts that include options to buy or sell certain volumes of the underlying commodity. TXU Electric uses these contracts to provide some of their commodity requirements. TXU Electric evaluated these contracts and determined that they qualified for the normal purchases and sales exception provided by SFAS No. 133. In October 2000, the DIG reached a tentative conclusion that option contracts do not qualify for such exception. In April 2001, the Financial Accounting Standards Board approved this tentative conclusion, and these contracts will be required to be accounted for as derivatives commencing July 1, 2001. TXU Electric is evaluating the impact of this decision.

   There are a number of issues pending before the DIG that may have an impact on the application of SFAS No. 133. TXU Electric is unable to predict the ultimate outcome of these issues.

   The effect on net income for the three months ended March 31, 2001 from implementing SFAS No. 133 has not been significant. The derivatives identified are designated as, and are effective as, cash flow hedges, with changes in the fair value of derivatives reflected in other comprehensive income.

   SFAS No. 140 -- Securitization Standard -- SFAS No. 140, "Accounting for Transfer and Servicing of Financial Assets and Extinguishments of Liabilities", is effective for TXU Electric for transfers on or after April 1, 2001. SFAS No. 140 replaces SFAS No. 125. SFAS No. 140 revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires disclosures, but carries over most of SFAS No. 125's provisions without reconsideration. TXU Electric does not expect SFAS No. 140 to have a material impact on the sale of receivables program.

3. CAPITALIZATION

   Common Stock -- During the three months ended March 31, 2001, TXU Electric purchased and retired 7 million shares of its issued and outstanding common stock from TXU Corp. at a cost of $209 million.

   TXU Electric Obligated, Mandatorily Redeemable, Preferred Securities of Subsidiary Trusts, Holding Solely Junior Subordinated Debentures of TXU Electric (Trust Securities) -- The statutory business trust subsidiaries had Trust Securities and Trust Assets outstanding as follows:


                                                         Trust Securities                      Trust Assets             Maturity
                                       ---------------------------------------------------   -------------------------  --------
                                             Units (000's)                Amount                    Amount
                                       -------------------------   -----------------------   -------------------------
                                       March 31,    December 31,   March 31,  December 31,   March 31,    December 31,
                                         2001           2000         2001         2000         2001          2000
                                         ------        ------        -----        -----        -----         -----
TXU Electric Capital I
    (8.25% Series)...........             5,871         5,871      $ 141         $ 141        $ 155         $ 155         2030
TXU Electric Capital III
    (8.00% Series)...........             8,000         8,000        194           194          206           206         2035
TXU Electric Capital IV
    (Floating Rate Trust
    Series)(a)...............               100           100         98            98          103           103         2037
TXU Electric Capital V
    (8.175% Series)..........               400           400        396           396          412           412         2037
                                         ------        ------      -----         -----        -----         -----
            Total............            14,371        14,371      $ 829         $ 829        $ 876         $ 876
                                         ======        ======      =====         =====        =====         =====

(a) Floating rate is determined quarterly based on LIBOR. A related interest rate swap, expiring in May 2002, effectively fixes the rate at 7.183%.


   TXU Electric owns the common Trust Securities issued by its subsidiary trusts and has effectively issued a full and unconditional guarantee of each such trust's Trust Securities.

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

   On April 12, 2001, the Brazos River Authority issued for TXU Electric $120,750,000 aggregate principal amount of Pollution Control Revenue Refunding Bonds, Series 2001A, due October 1, 2030. The Brazos River Authority 2001A bonds will bear interest at a rate of 4.95% per annum until the mandatory tender date of April 1, 2004. Proceeds from the issuance and sale of the Brazos River Authority 2001A bonds were used to refund the entire principal amount of the 7-7/8% Brazos River Authority Series 1991A bonds and $20,750,000 of the Brazos River Authority Taxable Series 1993 bonds.

4.    REGULATION AND RATES

  Regulation and Rates -- TXU Electric has ongoing proceedings outstanding with the Public Utility Commission of Texas (PUC) as of March 31, 2001 that are in different stages of completion. TXU Electric is unable to predict the outcome of these proceedings. The status of these proceedings as of March 31, 2001 is not significantly different from their status as set forth in Note 13 to Financial Statements, Regulation and Rates, included in the 2000 Form 10-K except as presented below.

   Docket No. 22350 -- Legislation was passed during the 1999 session of the Texas Legislature that will restructure the electric industry in Texas (1999 Restructuring Legislation). As required by the 1999 Restructuring Legislation, in January 2000, TXU Electric filed its business separation plan with the PUC. In March 2000, TXU Electric filed its application for approval of its unbundled cost of service rates with the PUC. This plan and application lay the foundation for TXU Electric to take part in retail competition to begin in the Texas electricity market. Under the business separation plan, the generation business unit and the retail business unit will become unregulated entities and will be allowed to compete for customers. The transmission and distribution (T&D) business units will be separated into regulated entities and will together represent the regulated part of the business. In addition to the actual T&D charges for delivering electricity, these rates include nuclear decommissioning fund charges, system benefit fund charges and stranded cost recovery charges.
In the March 2000 filing, stranded costs were estimated to be approximately $3.7 billion, including the regulatory assets that were part of the Docket No. 21527 proceedings and amounts related to the remand of Docket No. 9300, addressed below. TXU Electric filed an updated stranded cost estimate on August 28, 2000 to reflect various decisions made since Docket No. 22350 was filed. In the August 28, 2000 filing, stranded costs were estimated to be $2.8 billion. Subsequent to the August 2000 filing, the PUC has required TXU Electric to revise the stranded cost estimate to remove amounts related to regulatory assets, certain environmental expenditures, and the remand of Docket No. 9300, which resulted in a revised estimate of $14 million, including displaced worker costs. On March 7, 2001, the PUC issued an Interim Order requiring TXU Electric to file a revised stranded cost estimate. On March 28, 2001, TXU Electric filed such revised stranded cost estimate of negative $2.2 billion pursuant to that order. On April 9, 2001 the PUC issued another Interim Order that required TXU Electric to file a further revised stranded cost estimate. On April 18, 2001, TXU Electric filed that required revised estimate, which reflected stranded costs of negative $2.7 billion. The PUC is expected to issue a final order on these matters by August 2001. TXU Electric strongly disagrees with the methodology required by the PUC pursuant to which these stranded costs were calculated and believes it is inconsistent with the 1999 Restructuring Legislation and has appealed certain of the PUC's decisions related to this matter to the Travis County, Texas District Court. On April 25, 2001, the PUC issued an interim order that addressed TXU Electric's rates for T&D service that will become effective when retail competition begins. Among other things, that order would require TXU Electric to reverse the effects of the T&D depreciation reclassifications and to refund, over the period from 2002-2008, both the actual 1998-2000 earnings in excess of the earnings cap as well as an estimate of the 2001 earnings in excess of the earnings cap. The estimate established in Docket No. 22350 is subject to a future market-based "true-up" in 2004.

   Docket No. 9300/Docket No. 22652 -- The PUC's final order (Order) in connection with TXU Electric's January 1990 rate increase request (Docket No.
9300) was ultimately reviewed by the Texas Supreme Court. As a result, an aggregate of $909 million of disallowances with respect to TXU Electric's reacquisitions of minority owners' interests in Comanche Peak, which had previously been recorded as a charge to TXU Electric's earnings, was remanded to the District Court with instructions that it be remanded to the PUC for reconsideration on the basis of a prudent investment standard. On remand, the PUC also was required to reevaluate the appropriate level of TXU Electric's construction work in progress included in rate base in light of its financial condition at the time of the initial hearing. In connection with the settlement of Docket No. 18490, proceedings in the remand of Docket No. 9300 had been stayed through December 31, 1999. In April 2000, TXU Electric requested that the District Court enter an order remanding Docket No. 9300 to the PUC. On June 9, 2000, the District Court's order of remand was filed with the PUC, and the PUC has assigned the remand proceeding Docket No. 22652. Hearings are currently scheduled for October 2001, and a final decision is expected in 2002.

   Docket No. 22880/Docket No. 23153 -- Because natural gas prices exceeded those in the base fuel factor, on August 4, 2000, TXU Electric filed a request with the PUC in Docket No. 22880 to surcharge the cumulative under-collection of fuel cost revenues that existed as of June 30, 2000, together with interest through November 2000, in the amount of $167 million, and to increase its current fuel factors by 27.6%. On August 31, 2000, the Administrative Law Judge entered an Interim Order, implementing an agreement of the parties, providing for an interim increase in fuel factors of 13.8%, effective September 6, 2000, and a surcharge of TXU Electric's cumulative under-recovery of fuel cost revenues that existed as of July 31, 2000, together with interest through November 2000, in the amount of $315 million to be collected over the fourteen-month period beginning November 2000. On October 13, 2000, TXU Electric filed a Supplemental Application with the PUC requesting its initial 27.6% fuel factor increase instead of the interim increase. In addition, on January 11, 2001, the PUC approved the requested fuel factor increase, effective that date. Also on October 13, 2000, TXU Electric filed a request with the PUC in Docket No. 23153 for a surcharge to recover a $231 million under-collection of fuel cost revenues for the months of August and September 2000. The proposed surcharge was to be collected from January 2001 through December 2001. Docket No. 23153 was subsequently consolidated into Docket No. 22880. On January 11, 2001, the PUC approved TXU Electric's requests in Docket No. 22880 and Docket No. 23153. The PUC also approved the surcharge request filed in Docket No. 23153, effective January 11, 2001 through December 31, 2001.

   Docket No. 23640 -- In February 2001, TXU Electric filed with the PUC a request for a surcharge to recover under-collected fuel cost revenues of $351 million for the months of October 2000 through December 2000, plus estimated under-recoveries of $238 million for the period January 2001 through March 2001 and to increase its current fuel factor by 26.4% over the increase approved in Docket 22880. On March 19, 2001, the Administrative Law Judge struck TXU Electric's request to surcharge the estimated under-recoveries for the January 2001 through March 2001 period. On May 8, 2001, the PUC approved the amount of the surcharge for October 2000 through December 2000, but ruled that surcharging the under-recovery incurred during that period will be deferred for consideration until TXU Electric's true-up proceeding in 2004. The PUC also affirmed the action of the Administrative Law Judge and refused to consider the surcharge for the months of January 2001 through March 2001. The PUC also adopted TXU Electric's proposed fuel factor request with one change that would increase the level of the fuel factor requested by TXU Electric.

5. CONTINGENCIES

   Financial Guarantees -- TXU Electric has entered into contracts with public agencies to purchase cooling water for use in the generation of electric energy and has agreed, in effect, to guarantee the principal, $22 million at March 31, 2001, and interest on bonds issued to finance the reservoirs from which the water is supplied. The bonds mature at various dates through 2011 and have interest rates ranging from 5-1/2% to 7%. TXU Electric is required to make periodic payments equal to such principal and interest, including amounts assumed by a third party and reimbursed to TXU Electric, of $4 million annually for the years 2001 through 2003, $7 million for 2004 and $1 million for 2005. In addition, TXU Electric is obligated to pay certain variable cost of operating and maintaining the reservoirs. TXU Electric has assigned to a municipality all contract rights and obligations of TXU Electric in connection with $42 million principal amount of bonds outstanding at March 31, 2001, that had been issued for similar purposes and previously guaranteed by TXU Electric. TXU Electric is, however, contingently liable in the unlikely event of default by the municipality.

   General -- TXU Electric is involved in various legal and administrative proceedings, the ultimate resolution of which, in the opinion of management, should not have a material effect upon its financial position, results of operations or cash flows.

6. SUPPLEMENTARY FINANCIAL INFORMATION

  Accounts receivable -- At March 31, 2001 and December 31, 2000 accounts receivable are stated net of uncollectible accounts of $5 million and $7 million, respectively.

  Inventories by major category --

                                                                                      March 31,
                                                                                        2001           December 31,
                                                                                     (Unaudited)           2000
                                                                                     ----------        ------------
Materials and supplies..............................................................    $   148             $   147
Fuel stock..........................................................................         60                  70
                                                                                        -------             -------
    Total inventories...............................................................    $   208             $   217
                                                                                        =======             =======

    Property, plant and equipment --



                                                                                      March 31,
                                                                                        2001          December 31,
                                                                                     (Unaudited)          2000
                                                                                     ----------       ------------
In service
    Production......................................................................    $15,664            $15,658
    Transmission....................................................................      1,766              1,760
    Distribution....................................................................      5,781              5,723
    General.........................................................................        509                506
                                                                                        -------            -------
        Total.......................................................................     23,720             23,647
    Less accumulated depreciation...................................................      8,101              7,958
                                                                                        -------            -------
        Net of accumulated depreciation.............................................     15,619             15,689
Construction work in progress.......................................................        349                271
Nuclear fuel (net of accumulated amortization: 2001 -- $734; 2000 -- $716)..........        172                178
Held for future use.................................................................         22                 22
Reserve for regulatory disallowances................................................       (836)              (836)
                                                                                        -------            -------
      Net property, plant and equipment.............................................    $15,326            $15,324
                                                                                        =======            =======

INDEPENDENT ACCOUNTANTS' REPORT



TXU Electric Company:

We have reviewed the accompanying condensed consolidated balance sheet of TXU Electric Company and subsidiaries (TXU Electric) as of March 31, 2001, and the related condensed statements of consolidated income, comprehensive income and cash flows for the three-month periods ended March 31, 2001 and 2000. These financial statements are the responsibility of TXU Electric's management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of TXU Electric as of December 31, 2000, and the related statements of consolidated income, comprehensive income, cash flows and shareholders' equity for the year then ended (not presented herein); and in our report dated February 1, 2001, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2000, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.



DELOITTE & TOUCHE  LLP

Dallas, Texas
May 11, 2001

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
Significant Highlights


                                                            Three Months Ended
                                                                March  31,
                                                           --------------------
                                                              2001       2000
                                                            -------    -------
Revenues (millions):
         Base rate.......................................   $   978    $   936
         Transmission service............................        44         43
         Fuel............................................       784        358
         Other...........................................        22         14
                                                            -------    -------
                 Total operating revenues................   $ 1,828    $ 1,351
                                                            =======    =======
Electric energy sales (gigawatt-hours)...................    24,207     22,315
Heating Degree days (% of normal)........................       109%        63%

Three Months Ended March 31, 2001
---------------------------------


   Net income of $160 million for the three months ended March 31, 2001 was $13 million higher than for the same period of 2000. The improvement reflects increased revenues and margin which more than offset increased operation and maintenance expense and higher taxes other than income.

   Operating revenues increased by $477 million from the 2000 period to the 2001 period due to a $415 million increase in fuel revenues resulting from higher fuel cost and energy sales, a $58 million increase in base rate revenue due to colder weather and increased customer growth.

   Energy purchased for resale and fuel consumed increased by $423 million in the current period over the same period of the prior year primarily due to increased generation costs for gas and oil and increased purchased power costs.

   Operation and maintenance expense was $22 million higher in the first quarter of 2001 compared to the first quarter of 2000 primarily due to the timing of generation maintenance and increased transmission costs partially offset by related revenues.

   Taxes other than income increased by $13 million during the first three months of 2001 as compared to the prior year period due to higher state and local gross receipts taxes and higher regulatory assessments.

FINANCIAL CONDITION

Liquidity and Capital Resources

   Cash flows provided by operating activities before changes in operating assets and liabilities for the three months ended March 31, 2001 were $401 million compared with $364 million for the same period last year. Changes in operating assets and liabilities used $306 million for the first three months of 2001 compared to providing $55 million for the first three months of 2000. The increase in under-recovered fuel revenues required $96 million and overall timing differences between accounts receivable and payable required $100 million.

   Cash flows of $78 million were provided by financing activities in the first three months of 2001 compared with cash flows used of $255 million for the first three months of 2000. Advances from TXU Corp. provided $322 million in the first three months of 2001, which also included the retirement of $31 million in long-term debt and the repurchase of $209 million of common stock from TXU Corp.

   Cash flows used in investing activities for the first quarter of 2001 totaled $180 million versus $156 million for the same period in 2000. Capital expenditures were $166 million and $150 million for the first quarter of 2001 and 2000, respectively.

Regulation and Rates

   Although TXU Electric cannot predict future regulatory or legislative actions or any changes in economic and securities market conditions, no changes are expected in trends or commitments, other than those discussed in the 2000 Form 10-K and this Form 10-Q, which might significantly alter TXU Electric's financial position, results of operations or cash flows. See Note 4 to Financial Statements.

CHANGES IN ACCOUNTING STANDARDS

   Changes in Accounting Standards -- See Note 2 to Financial Statements for discussion of changes in accounting standards.

FORWARD-LOOKING STATEMENTS

   This report and other presentations made by TXU Electric contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Although TXU Electric believes that in making any such statement its expectations are based on reasonable assumptions, any such statement involves uncertainties and is qualified in its entirety by reference to factors contained in the Forward-Looking Statements section of Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in TXU Electric's 2000 Form 10-K, as well as general industry trends; implementation of the 1999 Restructuring Legislation and other legislation; power costs and availability; changes in business strategy, development plans or vendor relationships; availability of qualified personnel; changes in, or the failure or inability to comply with, governmental regulations, including, without limitation, environmental regulations; changes in tax laws; and access to adequate transmission facilities to meet changing demands, among others, that could cause the actual results of TXU Electric to differ materially from those projected in such forward-looking statements.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   The information required hereunder is not significantly different from the information set forth in Item 7A. Quantitative and Qualitative Disclosures About Market Risk included in TXU Electric's 2000 Form 10-K and is therefore not presented herein.

PART II.  OTHER INFORMATION

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

 (a)    Exhibits filed as a part of Part II are:

    15 Letter from independent accountants as to unaudited interim financial information

    99 Condensed Statements of Consolidated Income -- Twelve Months Ended March 31, 2001 and 2000.

 (b)    Reports on Form 8-K filed since December 31, 2000:

        Date of Report        Item Reported
        --------------        -------------
        April 27, 2001        Item 5.  Other Events

                                    SIGNATURE


    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.



                                                 TXU ELECTRIC COMPANY




                                             By     /s/ Biggs C. Porter
                                                -----------------------
                                                      Biggs C. Porter
                                                      Vice President,
                                                  Principal Accounting Officer







Date: May 11, 2001