Form 10-Q
period 2001-06-30
TXU ELECTRIC CO
filed 2001-08-10
CIK 710182

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                          ----------------------------


                                    FORM 10-Q

          (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001


                                    -- OR --


          ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934




                             -----------------------


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


COMMON STOCK OUTSTANDING AT AUGUST 8, 2001: 58,802,600 shares, without par value.




================================================================================

TABLE OF CONTENTS
--------------------------------------------------------------------------------



PART I. FINANCIAL INFORMATION                                                                               PAGE
                                                                                                            ----
             ITEM 1.   FINANCIAL STATEMENTS

                       Condensed Statements of Consolidated Income and Comprehensive Income -
                       Three and Six Months Ended June 30, 2001 and 2000........................               1

                       Condensed Statements of Consolidated Cash Flows -
                       Six Months Ended June 30, 2001 and 2000..................................               2

                       Condensed Consolidated Balance Sheets -
                       June 30, 2001 and December 31, 2000......................................               3

                       Notes to Financial Statements............................................               4

                       Independent Accountants' Report..........................................              11

             ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS................................................              12

             ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK...............              15

PART II. OTHER INFORMATION

             ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.........................................              15

SIGNATURE.......................................................................................              16











                                              (i)

                                      PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                   TXU ELECTRIC COMPANY AND SUBSIDIARIES
                                CONDENSED STATEMENTS OF CONSOLIDATED INCOME
                                                (UNAUDITED)



                                                                               THREE MONTHS ENDED          SIX MONTHS ENDED
                                                                                    JUNE 30,                   JUNE 30,
                                                                              -------------------        -------------------
                                                                               2001         2000          2001         2000
                                                                               ----         ----          ----         ----
                                                                                           MILLIONS OF DOLLARS
Operating revenues...................................................         $1,930       $1,684        $3,758       $3,035
                                                                              ------       ------        ------       ------

Operating expenses
     Energy purchased for resale and fuel consumed...................            806          684         1,663        1,118
     Operation and maintenance.......................................            375          327           708          638
     Depreciation and amortization...................................            153          151           308          303
     Income taxes....................................................            110           94           179          152
     Taxes other than income.........................................            151          130           298          264
                                                                              ------       ------        ------       ------
           Total operating expenses..................................          1,595        1,386         3,156        2,475
                                                                              ------       ------        ------       ------

Operating income.....................................................            335          298           602          560

Other income (deductions)
     Allowance for equity funds used during construction.............              1            2             2            3
     Other income (deductions) -- net................................             (5)          (5)           (8)          (8)
     Income tax benefit (expense)....................................              3            7             3           (1)
                                                                              ------       ------        ------       ------
           Total other income (deductions)...........................             (1)           4            (3)          (6)
                                                                              ------       ------        ------       ------

Income before interest and other charges.............................            334          302           599          554
                                                                              ------       ------        ------       ------

Interest income......................................................             --           --            --            1

Interest expense and other charges
     Interest........................................................             93           99           184          189
     Distributions on TXU Electric Company obligated, mandatorily redeemable, preferred securities of subsidiary trusts holding
       solely junior subordinated debentures of TXU Electric Company.             17           17            34           34
     Allowance for borrowed funds used during construction and
       capitalized interest..........................................             (4)          (2)           (7)          (4)
                                                                              ------       ------        ------       ------

           Total interest expense and other charges..................            106          114           211          219
                                                                              ------       ------        ------       ------

Net income ..........................................................            228          188           388          336

Preferred stock dividends............................................              3            2             5            5
                                                                              ------       ------        ------       ------

Net income available for common stock................................         $  225       $  186        $  383       $  331
                                                                              ======       ======        ======       ======


                       CONDENSED STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME
                                             (UNAUDITED)


                                                                               THREE MONTHS ENDED          SIX MONTHS ENDED
                                                                                    JUNE 30,                   JUNE 30,
                                                                              -------------------        -------------------
                                                                               2001         2000          2001         2000
                                                                               ----         ----          ----         ----
                                                                                           MILLIONS OF DOLLARS

Net income...........................................................         $ 228        $ 188         $ 388        $ 336
                                                                              -----        -----         -----        -----

Other comprehensive loss --
   Net change during period, net of tax effects:
     Cash flow hedges:
          Cumulative transition adjustment as of January 1, 2001.....            --           --            --           --
          Net change in fair value of derivatives....................            (1)          --            (2)          --
                                                                              -----        -----         -----        -----
              Total..................................................            (1)          --            (2)          --
                                                                              -----        -----         -----        -----

Comprehensive income.................................................         $ 227        $ 188         $ 386        $ 336
                                                                              =====        =====         =====        =====


See Notes to Financial Statements.

                                  TXU ELECTRIC COMPANY AND SUBSIDIARIES
                           CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
                                               (UNAUDITED)

                                                                                            SIX MONTHS ENDED
                                                                                                 JUNE 30,
                                                                                           -------------------
                                                                                           2001           2000
                                                                                           ----           ----
                                                                                           MILLIONS OF DOLLARS
Cash flows -- operating activities
  Net income.....................................................................          $ 388         $ 336
  Adjustments to reconcile net income to cash provided by operating activities:
    Depreciation and amortization................................................            349           363
    Deferred income taxes and investment tax credits -- net .....................             (5)            5
    Reduction in revenues for earnings in excess of earnings cap.................             23           100
    Changes in operating assets and liabilities..................................           (254)           81
                                                                                           -----         -----
          Cash provided by operating activities..................................            501           885
                                                                                           -----         -----

Cash flows -- financing activities
  Issuances of long-term debt....................................................            121            14
  Retirements/repurchases of securities:
    Long-term debt...............................................................           (153)         (110)
    Common stock.................................................................           (420)         (372)
  Change in notes payable -- affiliates..........................................            385           (32)
  Preferred stock dividends paid.................................................             (5)           (5)
  Debt premium, discount, financing and reacquisition expenses...................            (10)           (3)
                                                                                           -----         -----
          Cash used in financing activities......................................            (82)         (508)
                                                                                           -----         -----

Cash flows -- investing activities
  Capital expenditures...........................................................           (409)         (318)
  Nuclear fuel ..................................................................            (11)          (38)
  Other..........................................................................            (11)          (10)
                                                                                           -----         -----
          Cash used in investing activities......................................           (431)         (366)
                                                                                           -----         -----

Net change in cash and cash equivalents..........................................            (12)           11

Cash and cash equivalents -- beginning balance...................................             21             4
                                                                                           -----         -----

Cash and cash equivalents -- ending balance......................................          $   9         $  15
                                                                                           =====         =====

See Notes to Financial Statements.

                                  TXU ELECTRIC COMPANY AND SUBSIDIARIES
                                  CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                              JUNE 30,       DECEMBER 31,
                                                                                                2001             2000
                                                                                            (UNAUDITED)
                                                                                              -------        -----------
                                                 ASSETS                                          MILLIONS OF DOLLARS
Current assets:
   Cash and cash equivalents...........................................................       $     9          $    21
   Accounts receivable.................................................................           383              287
   Inventories -- at average cost......................................................           212              217
   Other current assets................................................................            71               38
                                                                                              -------          -------
              Total current assets.....................................................           675              563

Investments............................................................................           662              662
Property, plant and equipment -- net...................................................        15,403           15,324
Regulatory assets......................................................................         2,314            2,206
Deferred debits and other assets.......................................................            82               61
                                                                                              -------          -------
              Total assets.............................................................       $19,136          $18,816
                                                                                              =======          =======

                                            LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Notes payable -- affiliates.........................................................       $   687          $   302
   Long-term debt due currently........................................................           543              220
   Accounts payable:
      Affiliates.......................................................................           183              278
      Trade............................................................................           232              256
   Taxes accrued.......................................................................           332              243
   Deferred income taxes...............................................................           318              268
   Other current liabilities...........................................................           336              344
                                                                                              -------          -------
              Total current liabilities................................................         2,631            1,911

Accumulated deferred income taxes......................................................         3,238            3,237
Investment tax credits.................................................................           482              493
Other deferred credits and noncurrent liabilities......................................           409              407
Long-term debt, less amounts due currently.............................................         4,686            5,039

TXU Electric Company obligated, mandatorily redeemable, preferred securities of subsidiary trusts holding solely junior subordinated debentures of
   TXU Electric Company................................................................           829              829
Preferred stock subject to mandatory redemption........................................            21               21

Contingencies (Note 5)

Shareholders' equity:
   Preferred stock not subject to mandatory redemption.................................           115              115
                                                                                              -------          -------

   Common stock without par value:
       Authorized shares: 180,000,000
       Outstanding shares: 2001 -- 65,757,600 and 2000 -- 79,749,600...................         2,001            2,421
   Retained earnings...................................................................         4,726            4,343
   Accumulated other comprehensive loss................................................            (2)              --
                                                                                              -------          -------
       Total common stock equity.......................................................         6,725            6,764
                                                                                              -------          -------
              Total shareholders' equity...............................................         6,840            6,879
                                                                                              -------          -------

              Total liabilities and shareholders' equity...............................       $19,136          $18,816
                                                                                              =======          =======

See Notes to Financial Statements.

                      TXU ELECTRIC COMPANY AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS


1.    BUSINESS

      TXU Electric Company (TXU Electric) is an electric utility engaged in the generation, purchase, transmission, distribution and sale of electric energy in the north-central, eastern and western parts of Texas. As an integrated electric utility, TXU Electric has only one reportable segment. TXU Electric is a wholly-owned subsidiary of TXU Corp., a Texas corporation. TXU Corp. is a global energy services company that engages in electric and natural gas services, electricity generation, merchant energy trading, energy marketing, energy delivery, telecommunications, and other energy-related services.

2.    SIGNIFICANT ACCOUNTING POLICIES

      BASIS OF PRESENTATION -- The condensed consolidated financial statements of TXU Electric and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America (US
GAAP) and, except for the adoption of the new accounting standard for derivatives discussed below, on the same basis as the audited financial statements included in its Annual Report on 2000 Form 10-K. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results of operations and financial position have been included therein. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with US GAAP have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The results of operations for an interim period may not give a true indication of results for the full year. Certain previously reported amounts have been reclassified to conform to current classifications. All dollar amounts in the financial statements and tables in the notes are stated in millions of US dollars unless otherwise indicated.

      CHANGES IN ACCOUNTING STANDARDS -- On January 1, 2001, TXU Electric adopted Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities", as extended by SFAS No. 137 (June 1999) and amended by SFAS No. 138 (June 2000).

      In accordance with the transition provisions of SFAS No. 133, TXU Electric recorded, as of January 1, 2001, $.6 million of derivatives as liabilities with a cumulative effect of $.4 million after-tax as a decrease to other comprehensive income to recognize the fair value of all derivatives effective as cash-flow hedging instruments. At June 30, 2001, none of these amounts have been reclassified into earnings.

      The terms of TXU Electric's interest rate derivatives match the terms of the underlying hedged item. As a result, TXU Electric experienced no hedge ineffectiveness during the period.

      As of June 30, 2001, it is expected that $2.2 million of net losses included in the net gains/losses from derivative instruments that are accumulated in Other Comprehensive Income will be reclassified into earnings during the next twelve months. This amount is not a forecasted loss incremental to normal operations, but rather it demonstrates the extent to which volatility in earnings (which would otherwise exist) is mitigated through the presence of cash flow hedges.

      Capacity Auction -- Legislation was passed during the 1999 session of the Texas Legislature to restructure the electric utility industry in Texas (1999 Restructuring Legislation). Pursuant to the requirements of the 1999 Restructuring Legislation, in the third quarter of 2001, TXU Electric and most other electric utility companies in Texas that own generation production assets will auction 15 percent of the output of that generation effective January 1, 2002. The form of contract that will be entered into as a result of that auction will be a derivative pursuant to SFAS No. 133. The capacity auction for periods ended prior to December 31, 2003 will directly affect amounts ultimately recovered from or returned to customers under the Texas deregulation legislation. The amount TXU Electric will finally recover from the auction process is a function of the regulatory process and not of interim movements in the fair value of the contracts. As a result, regulatory assets/liabilities will be established for movements in the fair value of the derivatives.

     Ongoing implementation issues being addressed by standard-setting groups may affect the application of SFAS No. 133. In June 2001, the Financial Accounting Standards Board approved a number of implementation issues regarding the normal purchase and sale exception. One of the issues applied exclusively to the electric industry. TXU Electric will apply the new guidance from July 1, 2001 and does not expect the guidance to have a material effect.

      SFAS No. 141, "Business Combinations", is effective for TXU Electric beginning July 1, 2001. SFAS No. 141 requires the purchase method of accounting for business combinations initiated and completed after June 30, 2001 and eliminates the use of the pooling-of-interests method.

      SFAS No. 142, "Goodwill and Other Intangible Assets", is effective for TXU Electric beginning January 1, 2002. SFAS No. 142 requires, among other things, the discontinuance of goodwill amortization. Any goodwill resulting from acquisitions completed after June 30, 2001 will not be amortized.

      In addition, SFAS No. 142 requires TXU Electric to complete a transitional goodwill impairment test within six months from the date of adoption. It establishes a new method of testing goodwill for impairment on an annual basis or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value. Any goodwill impairment loss during the transition period will be recognized as the cumulative effect of a change in accounting principle. Subsequent impairments will be recorded in operations.

      SFAS No. 143, "Accounting for Asset Retirement Obligations", will be effective for TXU Electric beginning January 1, 2003. SFAS No. 143 requires the recognition of a fair value liability for any retirement obligation associated with long-lived assets. The offset to any liability recorded is added to the recorded asset where the additional amount is depreciated over the same period as the long-lived asset for which the retirement obligation is established. SFAS No. 143 also requires additional disclosures. TXU Electric will change its accounting for nuclear decommissioning to conform with the new standard.

      TXU Electric is evaluating the impact the adoption of these standards will have on its financial position and results of operations.

3.    CAPITALIZATION

      COMMON STOCK -- During the six months ended June 30, 2001, TXU Electric purchased and retired 13,992,000 shares of its issued and outstanding common stock from TXU Corp. at a cost of $420 million.

      TXU ELECTRIC OBLIGATED, MANDATORILY REDEEMABLE, PREFERRED SECURITIES OF SUBSIDIARY TRUSTS, HOLDING SOLELY JUNIOR SUBORDINATED DEBENTURES OF TXU ELECTRIC (TRUST SECURITIES) -- The statutory business trust subsidiaries had Trust Securities and Trust Assets outstanding as follows:

                                                    TRUST SECURITIES                            TRUST ASSETS         MATURITY
                                  --------------------------------------------------      ------------------------   --------
                                       UNITS (000'S)                AMOUNT                         AMOUNT
                                  ----------------------     -----------------------      ------------------------
                                  JUNE 30,   DECEMBER 31,    JUNE 30,    DECEMBER 31,     JUNE 30,     DECEMBER 31,
                                    2001        2000           2001          2000           2001           2000
                                    ----        ----           ----          ----           ----           ----
TXU Electric Capital I
  (8.25% Series)...........        5,871         5,871        $ 141          $ 141         $ 155          $ 155         2030
TXU Electric Capital III
  (8.00% Series)...........        8,000         8,000          194            194           206            206         2035
TXU Electric Capital IV
  (Floating Rate Trust
  Series)(a)...............          100           100           98             98           103            103         2037
TXU  Electric  Capital V
  (8.175% Series)..........          400           400          396            396           412            412         2037
                                  ------        ------        -----          -----         -----          -----
       Total...............       14,371        14,371        $ 829          $ 829         $ 876          $ 876
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

      On April 12, 2001, the Brazos River Authority issued for TXU Electric $120,750,000 aggregate principal amount of Pollution Control Revenue Refunding Bonds, Series 2001A, due October 1, 2030. The Brazos River Authority 2001A bonds bear interest at a rate of 4.95% per annum until the mandatory tender date of April 1, 2004. Proceeds from the issuance and sale of the Brazos River Authority 2001A bonds were used to refund the entire principal amount of the 7-7/8% Brazos River Authority Series 1991A bonds and $20,750,000 of the Brazos River Authority Taxable Series 1993 bonds.

      On July 2, 2001, TXU Electric issued $400 million aggregate principal amount of Floating Rate First Mortgage Bonds due June 15, 2003. The initial interest rate, based on LIBOR plus a spread, is 4.39%. The rate will be reset quarterly. Proceeds from the issuance were used for general corporate purposes.

4.    REGULATION AND RATES

      REGULATION AND RATES -- TXU Electric has ongoing proceedings outstanding with the Public Utility Commission of Texas (PUC) as of June 30, 2001 that are in different stages of completion. TXU Electric is unable to predict the outcome of these proceedings. The status of these proceedings as of June 30, 2001 is not significantly different from their status as set forth in Note 13 to Financial Statements, Regulation and Rates, included in the TXU Electric 2000 Form 10-K except as presented below.

      DOCKET NO. 22350 -- Legislation was passed during the 1999 session of the Texas Legislature that will restructure the electric industry in Texas (1999 Restructuring Legislation). As required by the 1999 Restructuring Legislation, in January 2000, TXU Electric filed its business separation plan with the PUC. In March 2000, TXU Electric filed its application for approval of its unbundled cost of service rates with the PUC. This plan and application lay the foundation for TXU Electric to take part in retail competition to begin in the Texas electricity market. Under TXU Electric's business separation plan, the generation business unit and the retail business unit will become unregulated entities and will be allowed to compete for customers. The transmission and distribution (T&D) business units will be separated into regulated entities and will together represent the regulated part of the business. In addition to the actual T&D charges for delivering electricity, these rates include nuclear decommissioning fund charges, system benefit fund charges and stranded cost recovery charges.
In the March 2000 filing, stranded costs were estimated to be approximately
$3.7 billion, including the regulatory assets that were part of the Docket
No. 21527 proceedings and amounts related to the remand of Docket No. 9300, addressed below. TXU Electric filed an updated stranded cost estimate on August 28, 2000 to reflect various determinations made by TXU Electric since Docket No. 22350 was filed. In the August 28, 2000 filing, stranded costs were estimated to be $2.8 billion. Subsequent to the August 2000 filing, the PUC has required TXU Electric to revise the stranded cost estimate to remove amounts related to regulatory assets, certain environmental expenditures, and the remand of Docket No. 9300, which resulted in a revised estimate of $14 million, including displaced worker costs. On March 7, 2001, the PUC issued an Interim Order requiring TXU Electric to file a revised stranded cost estimate using mandated assumptions. On March 28, 2001, TXU Electric filed such revised stranded cost estimate of negative $2.2 billion pursuant to that order. On April 9, 2001, the PUC issued another Interim Order that required
TXU Electric to file a further revised stranded cost estimate. On April 18, 2001, TXU Electric filed that required revised estimate, which reflected stranded costs of negative $2.7 billion. The stranded cost estimate established in Docket No. 22350 is subject to a future market-based "true-up" in 2004.
The PUC is expected to issue a final order on these matters in August 2001.
TXU Electric strongly disagrees with the methodology required by the PUC pursuant to which these stranded costs were calculated as being inconsistent with the 1999 Restructuring Legislation and has appealed certain of the PUC's decisions related to this matter to the Travis County, Texas District Court.
On June 5, 2001, the PUC issued an Interim Order that addressed TXU Electric's charges for T&D service that will become effective when retail competition begins. Among other things, that order requires TXU Electric to reverse the effects of the T&D depreciation reclassifications and to refund, over the period from 2002-2008, both the actual 1998-2000 earnings in excess of the earnings cap and estimated earnings for 2001 in excess of the earnings cap.
On June 20, 2001, TXU Electric filed a Petition for Writ of Mandamus with the Texas Supreme Court, requesting that the Court issue a writ of mandamus compelling the PUC to vacate the portions of its orders that require TXU Electric to halt mitigation of stranded costs and reverse the stranded cost mitigation already taken.

      DOCKET NO. 9300/DOCKET NO. 22652 -- The PUC's final order (Order) in connection with TXU Electric's January 1990 rate increase request (Docket No.
9300) was ultimately reviewed by the Texas Supreme Court. As a result, an aggregate of $909 million of disallowances with respect to TXU Electric's reacquisitions of minority owners' interests in Comanche Peak, which had previously been recorded as a charge to TXU Electric's earnings, was remanded to the District Court with instructions that it be remanded to the PUC for reconsideration on the basis of a prudent investment standard. On remand, the PUC also was required to reevaluate the appropriate level of TXU Electric's construction work in progress included in rate base in light of its financial condition at the time of the initial hearing. In connection with the settlement of Docket No. 18490, proceedings in the remand of Docket No. 9300 had been stayed through December 31, 1999. In April 2000, TXU Electric requested that the District Court enter an order remanding Docket No. 9300 to the PUC. On June 9, 2000, the District Court's order of remand was filed with the PUC, and the PUC has assigned the remand proceeding Docket No. 22652. Hearings are currently scheduled for December 2001, and a final decision is expected in 2002.

      DOCKET NO. 21527 -- On June 6, 2001, the Supreme Court of Texas issued a ruling in connection with the appeal by TXU Electric of the September 7, 2000 judgment of the Travis County, Texas District Court. The District Court judgment was issued pursuant to an appeal by TXU Electric of a financing order of the PUC rejecting TXU Electric's request for authorization to issue $1.65 billion of transition bonds secured by payments designed to enable TXU Electric to securitize generation-related regulatory assets and other qualified costs in accordance with the 1999 Restructuring Legislation. The PUC's order had authorized the issuance of only $363 million in transition bonds.

      TXU Electric believes this favorable ruling should allow it to securitize $1.3 billion or more of its generation-related regulatory assets and other qualified costs. The Supreme Court ruled in favor of TXU Electric's contention that the PUC must consider regulatory assets in the aggregate, rather than individually, in determining the amount of securitization. In addition, the Supreme Court affirmed the District Court's ruling that the PUC's statements concerning the future impact of securitization of loss on reacquired debt constituted an advisory and premature finding. The Supreme Court also affirmed the District Court's judgment which reversed that part of the PUC's order that utilized a longer regulated asset life for purposes of present-valuing the benefits of securitization saying that the statute contemplates a "far shorter recovery period for regulatory assets."

      The Supreme Court's order, unless modified in response to pending motions for rehearing, remands the case to the PUC for determination of the final amount of permitted securitization. TXU Electric is unable to predict what this amount will be or when the PUC will act, but TXU Electric is prepared to move quickly to issue transition bonds once a final financing order is issued by the PUC.

      In a related matter, also on June 6, 2001 in a case in which the constitutionality under the Texas Constitution of the securitization provisions of the 1999 Restructuring Legislation had been challenged in connection with a securitization request made by Central Power and Light Company, the Texas Supreme Court affirmed a judgment of the Travis County, Texas District Court denying this appeal and finding that the securitization provisions are constitutional.

      PROJECT NO. 23806 -- On July 31, 2001, the staff of the PUC notified TXU Electric and the PUC that it disagreed with TXU Electric's computation of the level of earnings in excess of the earnings cap for calendar year 2000. The PUC staff disagrees with TXU Electric's adjustment that removed $298 million of deferred federal income tax liability associated with under-recovered fuel.

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

      DOCKET NO. 23640 -- In February 2001, TXU Electric filed with the PUC a request for a surcharge to recover under-collected fuel cost revenues of $351 million for the months of October 2000 through December 2000, plus estimated under-recoveries of $238 million for the period January 2001 through March 2001 and to increase its current fuel factor by 26.4% over the increase approved in Docket 22880. On March 19, 2001, the Administrative Law Judge struck TXU Electric's request to surcharge the estimated under-recoveries for the January 2001 through March 2001 period. On May 8, 2001, the PUC approved the amount of the surcharge for October 2000 through December 2000, but ruled that surcharging the under-recovery incurred during that period will be deferred for consideration until TXU Electric's true-up proceeding in 2004. The PUC also affirmed the action of the Administrative Law Judge and refused to consider the surcharge for the months of January 2001 through March 2001. On May 24, 2001, the PUC issued a final order approving TXU Electric's proposed fuel factor request with one change that slightly increased the level of the fuel factor. TXU Electric began applying the new fuel factor on bills rendered after May 24, 2001.

5.    CONTINGENCIES

      FINANCIAL GUARANTEES -- TXU Electric has entered into contracts with public agencies to purchase cooling water for use in the generation of electric energy and has agreed, in effect, to guarantee the principal, $22 million at June 30, 2001, and interest on bonds issued to finance the reservoirs from which the water is supplied. The bonds mature at various dates through 2011 and have interest rates ranging from 5-1/2% to 7%. TXU Electric is required to make periodic payments equal to the principal and interest, including amounts assumed by a third party and reimbursed to TXU Electric, of $4 million annually for the years 2001 through 2003, $7 million for 2004 and $1 million for 2005. In addition, TXU Electric is obligated to pay certain variable costs of operating and maintaining the reservoirs. TXU Electric has assigned to a municipality all contract rights and obligations of TXU Electric in connection with $42 million principal amount of bonds outstanding at June 30, 2001, that had been issued for similar purposes and previously guaranteed by TXU Electric. TXU Electric is, however, contingently liable in the unlikely event of default by the municipality.

      GENERAL -- TXU Electric is involved in various legal and administrative proceedings, the ultimate resolution of which, in the opinion of management, should not have a material effect upon its financial position, results of operations or cash flows.

6.    SUPPLEMENTARY FINANCIAL INFORMATION

      ACCOUNTS RECEIVABLE -- At June 30, 2001 and December 31, 2000, accounts receivable are stated net of uncollectible accounts of $10 million and $7 million, respectively.

      SALE OF RECEIVABLES -- At June 30, 2001, TXU Electric had facilities to sell to financial institutions, on an ongoing basis, undivided interests in up to an aggregate of $500 million of customer accounts receivable. At June 30, 2001, $500 million of interests in customer receivables had been sold. On July 30, 2001, that arrangement was terminated and TXU Electric entered into a facility with a bankruptcy remote subsidiary of TXU Gas Company, Receivables Company, which purchases customer receivables from TXU Gas Company and TXU Electric and sells undivided interests in receivables of up to $600 million to financial institutions. TXU Gas Company is a wholly-owned subsidiary of TXU Corp. and an affiliate of TXU Electric.

     INVENTORIES BY MAJOR CATEGORY --

                                                                                     JUNE 30,
                                                                                       2001        DECEMBER 31,
                                                                                   (UNAUDITED)        2000
                                                                                   -----------     -----------
Materials and supplies......................................................           $148           $147
Fuel stock..................................................................             64             70
                                                                                       ----           ----
      Total inventories.....................................................           $212           $217
                                                                                       ====           ====

    PROPERTY, PLANT AND EQUIPMENT --

                                                                                     JUNE 30,
                                                                                       2001        DECEMBER 31,
                                                                                   (UNAUDITED)        2000
                                                                                   -----------     -----------
In service
    Production..............................................................         $15,669         $15,658
    Transmission............................................................           1,768           1,760
    Distribution............................................................           5,850           5,723
    General.................................................................             510             506
                                                                                     -------         -------
        Total...............................................................          23,797          23,647
    Less accumulated depreciation...........................................           8,240           7,958
                                                                                     -------         -------
        Net of accumulated depreciation.....................................          15,557          15,689
Construction work in progress...............................................             504             271
Nuclear fuel (net of accumulated amortization: 2001 -- $750; 2000 -- $716)..             156             178
Held for future use.........................................................              22              22
Reserve for regulatory disallowances........................................            (836)           (836)
                                                                                     -------         -------

      Net property, plant and equipment.....................................         $15,403         $15,324
                                                                                     =======         =======

INDEPENDENT ACCOUNTANTS' REPORT


TXU Electric Company:

We have reviewed the accompanying condensed consolidated balance sheet of TXU Electric Company and subsidiaries (TXU Electric) as of June 30, 2001, and the related condensed statements of consolidated income and comprehensive income for the three-month and six-month periods ended June 30, 2001 and 2000 and of consolidated cash flows for the six-month periods ended June 30, 2001 and 2000. These financial statements are the responsibility of TXU Electric's management.

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

Dallas, Texas
August 9, 2001

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

SIGNIFICANT HIGHLIGHTS

                                                THREE MONTHS ENDED            SIX MONTHS ENDED
                                                      JUNE 30,                     JUNE 30,
                                              ----------------------        ----------------------
                                                2001          2000           2001           2000
                                              -------        -------        -------        -------
  Revenues (millions):
      Base rate...........................    $ 1,134        $ 1,145        $ 2,112        $ 2,081
      Transmission service................         45             41             89             84
      Fuel................................        728            580          1,512            938
      Earnings in excess of earnings cap..        (10)          (100)           (23)          (100)
      Other...............................         33             18             68             32
                                              -------        -------        -------        -------
              Total operating revenues....    $ 1,930        $ 1,684        $ 3,758        $ 3,035
                                              -------        -------        -------        -------
  Electric energy sales (gigawatt-hours)..     25,592         25,245         49,799         47,560
  Degree days (% of normal):
      Cooling.............................        110%           115%           106%           121%
      Heating.............................         41%            79%           105%            64%


THREE MONTHS ENDED JUNE 30, 2001

      TXU Electric Company (TXU Electric) had net income of $228 million for the three months ended June 30, 2001 compared with net income of $188 million for the three months ended June 30, 2000. The improvement reflects customer growth and lower earnings in excess of the regulatory earnings cap which more than offset increased operation and maintenance expense and higher taxes other than income.

      Operating revenues increased by $246 million from the 2000 period to the 2001 period primarily due to a $148 million increase in fuel revenues resulting from higher fuel cost and energy sales and a $90 million reduction in the amount of earnings in excess of the regulatory earnings cap recorded in the 2001 period compared to the 2000 period. The change in mitigation is due to the impact of higher revenue related taxes and the timing of other operating expenses.

      Energy purchased for resale and fuel consumed increased by $122 million in the 2001 period compared to the 2000 period primarily due to increased purchased power and natural gas costs.

      Operation and maintenance expense was $48 million higher in the second quarter of 2001 compared to the second quarter of 2000 reflecting expected increased generation maintenance, higher transmission costs and costs related to transitioning to deregulation in the electricity markets in Texas commencing January 1, 2002. Annual total operation and maintenance expense is expected to be within levels allowed in connection with establishing the regulatory earnings cap.

      Taxes other than income increased by $21 million from the 2000 period to the 2001 period due to higher state and local gross receipts taxes as a result of higher revenues.

SIX MONTHS ENDED JUNE 30, 2001

      TXU Electric had net income of $388 million for the six months ended June 30, 2001 compared with net income of $336 million for the six months ended June 30, 2000. The improvement reflects increased revenues and margin which more than offset increased operation and maintenance expense and higher taxes other than income.

      Operating revenues increased by $723 million from the 2000 period to the 2001 period primarily due to a $574 million increase in fuel revenues resulting from higher fuel cost and energy sales and a $77 million reduction in the amount of earnings in excess of the regulatory earnings cap recorded in the 2001 period compared to the 2000 period. The change in mitigation is due to the impact of higher revenue related taxes and the timing of other operating expenses.

      Energy purchased for resale and fuel consumed increased by $545 million in the current period over the same period of the prior year primarily due to increased purchased power costs and generation costs for gas and oil.

      Operation and maintenance expense was $70 million higher in the first six months of 2001 compared to the first six months of 2000 reflecting expected increased generation maintenance, higher transmission costs and costs related to transitioning to deregulation of the electricity markets in Texas commencing January 1, 2002. Annual total operation and maintenance expense is expected to be within levels allowed in connection with establishing the regulatory earnings cap.

      Taxes other than income increased by $34 million from the 2000 period to the 2001 period due to higher state and local gross receipts taxes and higher regulatory assessments as a result of higher revenues.

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

      Cash flows provided by operating activities before changes in operating assets and liabilities for the six months ended June 30, 2001 were $755 million compared with $804 million for the same period last year. Changes in operating assets and liabilities used $254 million in the first six months of 2001 compared to providing $81 million in the first six months of 2000. Payment of accounts payable required $122 million in the first six months of 2001 and the increase in under-recovered fuel revenues used an additional $97 million.

      Cash flows of $82 million were used in financing activities in the first six months of 2001 compared with cash flows used of $508 million in the first six months of 2000. Financing activities in the first six months of 2001 included advances from TXU Corp. of $385 million, the net reduction of $31 million in long-term debt and the repurchase of $420 million of common stock from TXU Corp.

      Cash flows used in investing activities for the first six months of 2001 totaled $431 million versus $366 million for the same period in 2000. Capital expenditures were $409 million and $318 million for the first six months of 2001 and 2000, respectively.

      Legislation was passed during the 1999 session of the Texas Legislature to restructure the electric utility industry in Texas (1999 Restructuring Legislation). The 1999 Restructuring Legislation provided for a Pilot Project (Pilot) to begin limited competition on June 1, 2001. It allowed up to five percent of retail electric customers of electric utilities transitioning to competition to choose to participate in the Pilot and select a competing retail electric provider. Customers were not required to participate in the Pilot but were able to elect to participate through an application process established by the Public Utility Commission of Texas. The Pilot started on July 31, 2001 after several delays and is scheduled to run until the end of 2001.

      At June 30, 2001, TXU Electric had no borrowings outstanding under the US Credit Agreements described in Note 4 of TXU Electric's 2000 Form 10-K. Letters of credit outstanding under the US Credit Agreements totaled $251 million for TXU Electric. The US Credit Agreements primarily support commercial paper borrowings of TXU Corp.

      On July 2, 2001, TXU Electric issued $400 million aggregate principal amount of Floating Rate First Mortgage Bonds due June 15, 2003. The initial interest rate, based on LIBOR plus a spread, is 4.39% and will be reset quarterly. Proceeds from the issuance were used for general corporate purposes.

      FINANCING ARRANGEMENTS -- TXU Electric may issue and sell additional debt and equity securities as needed, including the possible future issuance and sale of up to $25 million of Cumulative Preferred Stock and up to an aggregate of $924 million of additional Cumulative Preferred Stock, First Mortgage Bonds, debt securities and/or preferred securities of subsidiary trusts, all of which are currently registered with the Securities and Exchange Commission pursuant to Rule 415 under the Securities Act of 1933.

REGULATION AND RATES

      Although TXU Electric cannot predict future regulatory or legislative actions or any changes in economic and securities market conditions, no changes are expected in trends or commitments, other than those discussed in the TXU Electric 2000 Form 10-K, the TXU Electric March 31, 2001 Form 10-Q and this Form 10-Q, which might significantly alter TXU Electric's financial position, results of operations or cash flows. See Note 4 to Financial Statements.

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

      Any forward-looking statement speaks only as of the date on which such statement is made, and TXU Electric undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for TXU Electric to predict all of such factors, nor can it assess the impact of each such factor or the extent to which any factor, or combination of factors, may cause results to differ materially from those contained in any forward-looking statement.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The information required hereunder is not significantly different from the information as set forth in Item 7A. Quantitative and Qualitative Disclosures About Market Risk included in the TXU Electric 2000 Form 10-K and is therefore not presented herein. Changes in the fair value of TXU Electric's cash flow hedges for interest rate swaps, that were discussed in the TXU Electric 2000 Form 10-K, are recorded as a component of Comprehensive Income as a result of implementation of SFAS No. 133. Other than as described therein, since December 31, 2000 there has been basically no change in the contractual terms and notional amounts of interest rate contracts as disclosed in the TXU Electric 2000 Form 10-K.

PART II.  OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

  (a)     Exhibits filed as a part of Part II are:

    4(a) Sixty-second Supplemental Indenture, dated as of July 1, 2001, to a Mortgage and Deed of Trust, dated December 1, 1983, between TXU Electric and The Bank of New York.

    15 Letter from independent accountants as to unaudited interim financial information.

    99 Condensed Statements of Consolidated Income -- Twelve Months Ended June 30, 2001 and 2000.

  (b)     Reports on Form 8-K filed since March 31, 2001:

          DATE OF REPORT               ITEM REPORTED
          --------------               -------------
          April 27, 2001               Item 5.  Other Events.
          June 12, 2001                Item 5.  Other Events and Regulation FD disclosure.

                                    SIGNATURE


        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.



                                       TXU ELECTRIC COMPANY




                                           By      /s/ BIGGS C. PORTER
                                             --------------------------------
                                                       Biggs C. Porter
                                                       Vice President,
                                                Principal Accounting Officer







Date: August 10, 2001