Form 10-Q
period 2001-09-30
TXU ELECTRIC CO
filed 2001-11-14
CIK 710182

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                    FORM 10-Q

          ( / ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

                                    -- OR --

          ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                                   ----------

                         Commission File Number 1-11668

                              TXU Electric Company

A Texas Corporation                             I.R.S. Employer  Identification
                                                         No. 75-1837355


            ENERGY PLAZA, 1601 BRYAN STREET, DALLAS, TEXAS 75201-3411
                                 (214) 812-4600

                                   ----------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  /   No
                                       ---     ---


Common Stock outstanding at November 12, 2001: 58,802,600 shares, without par value.


================================================================================

TABLE OF CONTENTS

                                                                                                  PAGE
                                                                                                  ----
PART I.     FINANCIAL INFORMATION

     Item 1.   Financial Statements

               Condensed Statements of Consolidated Income and Comprehensive Income-
               Three and Nine Months Ended September 30, 2001 and 2000.....................         1

               Condensed Statements of Consolidated Cash Flows -
               Nine Months Ended September 30, 2001 and 2000...............................         2

               Condensed Consolidated Balance Sheets -
               September 30, 2001 and December 31, 2000....................................         3

               Notes to Financial Statements...............................................         4

               Independent Accountants' Report.............................................        15

    Item 2.    Management's Discussion and Analysis of Financial Condition
               And Results of Operations...................................................        16

    Item 3.   Quantitative and Qualitative Disclosures About Market Risk...................        20

PART II. OTHER INFORMATION

    Item 6.   Exhibits and Reports on Form 8-K.............................................        20

SIGNATURE..................................................................................        21



                                      (i)

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                      TXU ELECTRIC COMPANY AND SUBSIDIARIES
                   CONDENSED STATEMENTS OF CONSOLIDATED INCOME
                                   (Unaudited)

                                                                                     Three Months Ended    Nine Months Ended
                                                                                        September 30,        September 30,
                                                                                     ------------------    ------------------
                                                                                       2001       2000       2001       2000
                                                                                     -------    -------    -------    -------
                                                                                                Millions of Dollars
Operating revenues ..............................................................   $ 2,302    $ 2,444    $ 6,060    $ 5,479
                                                                                    -------    -------    -------    -------
Operating expenses
     Energy purchased for resale and fuel consumed ..............................       931      1,071      2,594      2,189
     Operation and maintenance ..................................................       359        383      1,067      1,021
     Depreciation and amortization ..............................................       155        153        463        456
     Income taxes ...............................................................       179        194        358        346
     Taxes other than income ....................................................       165        134        463        398
                                                                                    --------   --------   --------    -------
           Total operating expenses .............................................     1,789      1,935      4,945      4,410
                                                                                    --------   --------   --------    -------

Operating income ................................................................       513        509      1,115      1,069

Other income (deductions)
     Allowance for equity funds used during construction ........................        --          3          2          6
     Other income (deductions)-- net ............................................       (24)        (4)       (32)       (12)
     Income tax benefit (expense) ...............................................         7          1         10         --
                                                                                    -------    -------    -------    -------
           Total other income (deductions) ......................................       (17)        --        (20)        (6)
                                                                                    -------    -------    -------    -------

Income before interest and other charges ........................................       496        509      1,095      1,063
                                                                                    -------    -------    -------    -------

Interest income .................................................................        11          1         30          2

Interest expense and other charges
     Interest ...................................................................        98        100        301        289
     Distributions on TXU Electric Company obligated, mandatorily redeemable, preferred securities of subsidiary trusts holding solely junior
         subordinated debentures of TXU Electric Company ........................        17         17         51         51
    Allowance for borrowed funds used during construction and capitalized interest       (5)        (2)       (12)        (6)
                                                                                    -------    -------    -------    -------
           Total  interest expense and other charges ............................       110        115        340        334
                                                                                    -------    -------    -------    -------

Net income ......................................................................       397        395        785        731

Preferred stock dividends .......................................................         3          2          8          7
                                                                                    -------    -------    -------    -------

Net income available for common stock ...........................................   $   394    $   393    $   777    $   724
                                                                                    =======    =======    =======    =======

            CONDENSED STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME
                                   (Unaudited)

                                                                                     Three Months Ended    Nine Months Ended
                                                                                        September 30,        September 30,
                                                                                     ------------------    ------------------
                                                                                       2001       2000       2001       2000
                                                                                     -------    -------    -------    -------
                                                                                                Millions of Dollars
Net income ......................................................................   $   397    $   395    $   785    $   731
                                                                                     -------    -------    -------    -------

Other comprehensive loss--
   Net change during period, net of tax effects:
       Cash flow hedges:
          Cumulative transition adjustment as of January 1, 2001 ................        --         --         --         --
          Net change in fair value of derivatives ...............................        --         --         (2)        --
                                                                                     -------    -------    -------    -------
              Total .............................................................        --         --         (2)        --
                                                                                     -------    -------    -------    -------
Comprehensive income ............................................................   $   397    $   395    $   783    $   731
                                                                                     =======    =======    =======    =======

See Notes to Financial Statements.

                      TXU ELECTRIC COMPANY AND SUBSIDIARIES
                 CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
                                   (Unaudited)

                                                                                      Nine Months Ended
                                                                                        September 30,
                                                                                     ------------------
                                                                                       2001       2000
                                                                                     -------    -------
                                                                                     Millions of Dollars
Cash flows -- operating activities
     Net income .................................................................   $   785    $   731
     Adjustments to reconcile net income to cash provided by operating activities:
          Depreciation and amortization .........................................       529        597
          Deferred income taxes and investment tax credits -- net ...............      (151)      (102)
          Reduction in revenues for earnings in excess of earnings cap ..........       139        247
          Changes in operating assets and liabilities ...........................       273       (168)
                                                                                     -------    -------
                       Cash provided by operating activities ....................     1,575      1,305
                                                                                     -------    -------

Cash flows -- financing activities
     Issuances of long-term debt ................................................       521         65
     Retirements/repurchases of securities:
         Long-term debt .........................................................      (302)      (161)
         Common stock ...........................................................      (629)      (588)
     Change in notes payable -- affiliates ......................................      (187)       (78)
     Preferred stock dividends paid .............................................        (8)        (7)
     Debt premium, discount, financing and reacquisition expenses ...............       (13)        (5)
                                                                                     -------    -------
                     Cash used in financing activities ..........................      (618)      (774)
                                                                                     -------    -------

Cash flows -- investing activities
    Capital expenditures ........................................................      (581)      (458)
    Nuclear fuel ................................................................       (11)       (47)
    Other .......................................................................        (2)       (15)
                                                                                     -------    -------
                     Cash used in investing activities ..........................      (594)      (520)
                                                                                     -------    -------

Net change in cash and cash equivalents .........................................       363         11

Cash and cash equivalents -- beginning balance ..................................        21          4
                                                                                     -------    -------

Cash and cash equivalents -- ending balance .....................................   $   384    $    15
                                                                                     =======    =======

See Notes to Financial Statements.

                      TXU ELECTRIC COMPANY AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                                    September 30,
                                                                                                        2001         December 31,
                                                                                                     (Unaudited)         2000
                                                                                                     -----------     ------------
                                                                                                          Millions of Dollars
                                     ASSETS
Current assets:
      Cash and cash equivalents ................................................................      $    384       $     21
      Accounts receivable ......................................................................           334            287
      Inventories-- at average cost ............................................................           213            217
      Other current assets .....................................................................            80             38
                                                                                                      --------       --------
              Total current assets .............................................................         1,011            563

Investments ...................................................................................            649            662
Property, plant and equipment-- net ............................................................        15,438         15,324
Regulatory assets .............................................................................          1,868          2,206
Deferred debits and other assets ...............................................................           140             61
                                                                                                      ---------      --------
              Total assets .....................................................................      $ 19,106       $ 18,816
                                                                                                      ========       ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
       Notes payable-- affiliates ..............................................................      $    115       $    302
       Long-term debt due currently ............................................................           398            220
       Accounts payable:
            Affiliates ........................................................................             30            278
            Trade .............................................................................            271            256
       Taxes accrued ..........................................................................            714            243
       Deferred income taxes ...................................................................           182            268
       Other current liabilities ...............................................................           334            344
                                                                                                      --------       --------
              Total current liabilities ........................................................         2,044          1,911

Accumulated deferred income taxes ..............................................................         3,194          3,237
Investment tax credits ........................................................................            477            493
Other deferred credits and noncurrent liabilities ..............................................           434            407
Long-term debt, less amounts due currently .....................................................         5,082          5,039

TXU Electric Company obligated, mandatorily redeemable, preferred securities of subsidiary trusts
    holding solely junior subordinated debentures of TXU Electric Company .......................          829            829
Preferred stock subject to mandatory redemption ................................................            21             21

Contingencies (Note 5)

Shareholders' equity:
       Preferred stock not subject to mandatory redemption .....................................           115            115
                                                                                                      --------       --------

       Common stock without par value:
            Authorized shares: 180,000,000
            Outstanding shares: 2001 -- 58,802,600 and 2000 -- 79,749,600 .......................        1,792          2,421
       Retained earnings .......................................................................         5,120          4,343
       Accumulated other comprehensive loss ....................................................            (2)            --
                                                                                                      ---------      --------
          Total common stock equity ............................................................         6,910          6,764
                                                                                                      --------       --------
              Total shareholders' equity .......................................................         7,025          6,879
                                                                                                      --------       --------

              Total liabilities and shareholders' equity .......................................      $ 19,106       $ 18,816
                                                                                                      ========       ========

See Notes to Financial Statements.

                      TXU ELECTRIC COMPANY AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS

1.   BUSINESS

     TXU Electric Company (TXU Electric) is an electric utility engaged in the generation, purchase, transmission, distribution and sale of electric energy in the north-central, eastern and western parts of Texas. As an integrated electric utility, TXU Electric has only one reportable segment. TXU Electric is a wholly-owned subsidiary of TXU Corp. (TXU), a Texas corporation. TXU is a global energy services company that engages in electric and natural gas services, electricity generation, merchant energy trading, energy marketing, energy delivery, telecommunications, and other energy-related services primarily in the United States (US), Europe and Australia.

     Legislation was passed during the 1999 session of the Texas Legislature that restructures the electric utility industry in Texas (1999 Restructuring Legislation). As required by the 1999 Restructuring Legislation, TXU Electric filed its business separation plan with the Public Utility Commission of Texas (Commission). Under the business separation plan, which was approved by the Commission on October 31, 2001, the generation business unit of TXU Electric, TXU Generation Holdings Company, LLC (TXU Generation) and the retail business unit of TXU Electric, TXU Energy Retail Company LP (TXU Energy Retail), will become unregulated entities and will be allowed to compete for customers. The transmission and distribution (T&D) business units of TXU Electric and TXU SESCO Company (TXU SESCO) will become a separate regulated entity, TXU Electric Delivery Company (TXU T&D).

     As a result, effective January 1, 2002, TXU Electric will be an intermediate holding company with TXU Energy Company (TXU Energy) and TXU T&D as its new wholly-owned subsidiaries. TXU Electric will continue to be a wholly-owned subsidiary of TXU.

     TXU Energy will be formed as a Delaware limited liability company. It will be a holding company for subsidiaries that will engage in the generation, purchase, and sale of electricity; the purchase and sale of natural gas; merchant energy trading; energy services and other businesses.

     In addition, as of January 1, 2002, TXU Energy will acquire the following businesses which are currently a part of the TXU system: the retail electric provider (REP) businesses of TXU Electric and TXU SESCO; the merchant energy trading business of TXU Gas Company (TXU Gas), (TXU Energy Trading); the energy services businesses of other affiliates of TXU, (TXU Energy Retail); TXU Fuel Company (TXU Fuel); and TXU Mining Company (TXU Mining).

     Once the new companies are established, TXU Electric, TXU Generation, TXU T&D and the REP business of TXU Energy Retail will contractually define the rights and obligations of the companies as matters relating to the business separation are resolved.

     For periods through December 31, 2001, the generation, mining and fuel operations will continue to be subject to rate regulation by the Commission. Effective January 1, 2002, none of those businesses will be subject to rate regulation, although certain potentially stranded cost amounts could be recoverable from ratepayers.

2.   SIGNIFICANT ACCOUNTING POLICIES

     Basis of Presentation -- The condensed consolidated financial statements of TXU Electric and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America (US
GAAP) and, except for the adoption in the first quarter of 2001 of the new accounting standard for derivatives discussed below, on the same basis as the audited financial statements included in its Annual Report on Form 10-K for 2000 (2000 Form 10-K). In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results of operations and financial position have been included therein. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with US GAAP have been omitted pursuant to the rules and regulations of the US Securities and Exchange Commission. The results of operations for an interim period may not give a true indication of results for a full year. Certain previously reported amounts have been reclassified to conform to current classifications. All dollar amounts in the financial statements and tables in the notes to financial statements are stated in millions of US dollars unless otherwise indicated.

     Derivative Instruments and Hedging Activities-- On January 1, 2001, TXU Electric adopted Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS No. 137 (June 1999) and by SFAS No. 138 (June 2000).

     In accordance with the transition provisions of SFAS No. 133, TXU Electric recorded, as of January 1, 2001, a cumulative effect of $.4 million after-tax as a decrease to other comprehensive income to recognize the fair value of all derivatives effective as cash-flow hedging instruments. For the period from transition to September 30, 2001, none of this cumulative transition adjustment has been reclassified into earnings.

     Ongoing implementation issues being addressed by standard-setting groups may affect the application of SFAS No. 133. In April 2001, the Financial Accounting Standards Board (FASB) finalized a conclusion that contracts with volume optionality do not qualify for the normal purchase and sale exception. In June 2001, the FASB approved a number of implementation issues regarding the normal purchase and sale exception. One of the issues applied exclusively to the electric industry and provided for the normal purchase and sale exception under specific circumstances. TXU Electric does not expect the new guidance to have a material effect on its financial position. The FASB continues to address specific aspects of the normal purchase and sale exception.

     The terms of TXU Electric's derivatives that have been designated as hedges match the terms of the underlying hedged items. As a result, TXU Electric experienced no hedge ineffectiveness during the period.

     As of September 30, 2001, it is expected that $1.7 million of after-tax net losses now included in the net gains/losses from derivative instruments that are accumulated in other comprehensive income will be reclassified into earnings during the next twelve months. This amount represents the projected value of the hedges over the next twelve months relative to what would be recorded if the hedge transactions had not been entered into. The amount expected to be reclassified is not a forecasted loss incremental to normal operations, but rather it demonstrates the extent to which volatility in earnings (which would otherwise exist) is mitigated through the use of cash flow hedges.

     Capacity Auction -- In September 2001, pursuant to the requirements of the 1999 Restructuring Legislation, TXU Electric, and most other electric utility companies in Texas that own generation production assets, auctioned 15 percent of the output of that generation effective January 1, 2002. The form of contract entered into as a result of that auction is a derivative pursuant to SFAS No.
133. The capacity auction for periods ended prior to December 31, 2003 will directly affect amounts ultimately recovered from or returned to customers under the 1999 Restructuring Legislation. As a result, regulatory assets and liabilities will be established for movements in the fair value of the derivatives.

     New Accounting Standards-- SFAS No. 141, "Business Combinations", became effective for TXU Electric on July 1, 2001. SFAS No. 141 requires the use of the purchase method of accounting for business combinations initiated and completed after June 30, 2001 and eliminates the use of the pooling-of-interests method.

     SFAS No. 142, "Goodwill and Other Intangible Assets", is effective for TXU Electric beginning January 1, 2002. SFAS No. 142 requires, among other things, the allocation of goodwill to reporting units based upon the current fair value of the reporting units and the discontinuance of goodwill amortization.

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

     As part of its implementation effort to adopt SFAS No. 142, TXU is in the process of determining its reporting units as defined by SFAS No. 142, the fair value of those reporting units and the allocation of goodwill to those reporting units based upon the determined fair value. TXU has not yet determined the amount of goodwill that will be allocated to its reporting units upon adoption of SFAS No. 142.

     SFAS No. 143, "Accounting for Asset Retirement Obligations", will be effective for TXU Electric beginning January 1, 2003. SFAS No. 143 requires the recognition of a fair value liability for any retirement obligation associated with long-lived assets. The offset to any liability recorded is added to the previously recorded asset and the additional amount is depreciated over the same period as the long-lived asset for which the retirement obligation is established. SFAS No. 143 also requires additional disclosures. TXU Electric will change its accounting for nuclear decommissioning costs to conform to the new standard.

     SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", will be effective for TXU Electric beginning January 1, 2002. SFAS No. 144 establishes a single accounting model, based on the framework established in SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", for long-lived assets to be disposed of by sale and resolves significant implementation issues related to SFAS No. 121.

     TXU Electric is evaluating the impact the adoption of these standards will have on its financial position and results of operations.

3.   CAPITALIZATION

     Common Stock -- During the nine months ended September 30, 2001, TXU Electric purchased and retired 20,947,000 shares of its issued and outstanding common stock from TXU Corp. at a cost of $629 million.

     TXU Electric Obligated, Mandatorily Redeemable, Preferred Securities of Subsidiary Trusts, Holding Solely Junior Subordinated Debentures of TXU Electric (Trust Securities) -- The statutory business trust subsidiaries had Trust Securities and Trust Assets outstanding as follows:

                                                  Trust Securities                                  Trust Assets            Maturity
                            -------------------------------------------------------------   -----------------------------   --------
                                     Units (000's)                      Amount                         Amount
                            -----------------------------   -----------------------------   -----------------------------
                            September 30,    December 31,   September 30,    December 31,   September 30,    December 31,
                                 2001            2000           2001            2000            2001            2000
                                ------          ------        --------        --------        --------        --------
TXU Electric Capital I
    (8.25% Series) ........      5,871           5,871        $    141        $    141        $    155        $    155          2030
TXU Electric Capital III
    (8.00% Series) ........      8,000           8,000             194             194             206             206          2035
TXU Electric Capital IV
    (Floating Rate Trust
    Series)(a) (b) ........        100             100              98              98             103             103          2037
TXU Electric Capital V
    (8.175% Series)(b) ....        400             400             396             396             412             412          2037
                                ------          ------        --------        --------        --------        --------
            Total .........     14,371          14,371        $    829        $    829        $    876        $    876
                                ======          ======        ========        ========        ========        ========

(a) Floating rate is determined quarterly based on LIBOR. A related interest rate swap, expiring in May 2002, effectively fixes the rate at 7.183%.

(b) On November 1, 2001, TXU Electric purchased $99 million of the TXU Electric Capital IV securities and $392 million of the TXU Electric Capital V securities in settlement of a tender offer.

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

     On September 11, 2001, TXU Electric announced details of its debt restructuring and refinancing plan pursuant to the requirements of the 1999 Restructuring Legislation. On January 1, 2002, TXU Electric's business will be restructured into a regulated transmission and distribution (T&D) utility business and an unregulated merchant energy business. TXU Electric will remain as a holding company for the T&D business and the merchant energy business. The merchant energy business will include power generation, energy trading and portfolio management operations and a REP (see Note 4).

     Under the debt restructure and refinancing plan, TXU Electric's tax-exempt bond obligations will be assigned to TXU Energy, which will be a wholly-owned subsidiary of TXU Electric. TXU Energy will be a holding company for TXU Electric's merchant energy business. It has an indicative credit rating of BBB+ from Standard & Poors.

     TXU Electric will retain its preferred stock, unsecured debt and preferred securities or have those securities assumed by TXU Generation or TXU Energy. TXU Electric expects that its first mortgage bonds outstanding on January 1, 2002 will be assumed by TXU T&D.

     In August 2001, TXU Electric announced a tender offer program for twelve series of outstanding tax-exempt bonds aggregating $682 million. The bonds, issued by the Brazos River Authority and the Sabine River Authority of Texas, funded a portion of certain pollution control facilities at TXU Electric's electric generating stations. The tender offer expired October 30, 2001; and $385 million of the bonds were tendered and accepted for purchase. TXU Electric expects to redeem all the bonds that were not tendered. TXU Electric expects to fund the purchase of the tendered and redeemed bonds with the proceeds from new tax-exempt bonds to be issued through the Brazos and Sabine River Authorities.

     TXU Electric expects to refund $485 million additional tax-exempt bonds issued by the Brazos and Sabine River Authorities in the fourth quarter with the proceeds of new tax-exempt bonds issued through those authorities.

     On October 26, 2001, TXU Electric announced the completion of another tender offer and waiver solicitation programs, for the following securities, payment for which was made on November 1, 2001:

Security                                              Outstanding Principal Amount           Principal Amount Tendered
--------                                              ----------------------------           -------------------------
7.17% Debentures..................................           $300 million                          $290 million

TXU Electric Capital IV
Floating Rate Capital
Securities........................................           $100 million                          $99 million

TXU Electric Capital V
8.175% Capital Securities.........................           $400 million                          $392 million

     The original terms of these securities would have required a transfer of TXU Electric's obligations or the addition of another obligor under the securities upon the restructuring of TXU Electric. The waivers received in connection with the tenders permit TXU Electric to continue alone as obligor.

     TXU Electric has the intent and ability to refinance the above described transactions and as a result they are classified as long-term.

     TXU Electric estimates that the debt restructuring process will result in a one-time extraordinary charge to earnings between $70 million and $100 million (after-tax) in the fourth quarter of 2001.

     In July 2001, TXU Electric issued $400 million aggregate principal amount of Floating Rate First Mortgage Bonds due June 15, 2003. The initial interest rate, based on LIBOR plus a spread, was 4.39% and is reset quarterly. Proceeds from the issuance were used for general corporate purposes.

     In April 2001, the Brazos River Authority issued $121 million aggregate principal amount of Pollution Control Revenue Refunding Bonds, Series 2001A, due October 1, 2030 for TXU Electric. The Brazos River Authority 2001A bonds bear interest at a rate of 4.95% per annum until the mandatory tender date of April 1, 2004. Proceeds from the issuance and sale of the Brazos River Authority 2001A bonds were used to refund the entire principal amount of the 7-7/8% Brazos River Authority Series 1991A bonds and $21 million of the Brazos River Authority Taxable Series 1993 bonds.

4.   REGULATION AND RATES

     TXU Electric has ongoing proceedings outstanding with the Commission as of September 30, 2001 that are in different stages of completion. TXU Electric cannot predict the outcome of these proceedings. The status of the proceedings as of September 30, 2001 is presented below.

     In October 1999, TXU Electric filed an application with the Commission for a financing order (Docket No. 21527) to permit the issuance by a special purpose entity of $1.65 billion of transition bonds secured by payments designed to enable TXU Electric to recover its generation-related regulatory assets and other qualified costs in accordance with the 1999 Restructuring Legislation. The proceeds received by TXU Electric from the issuance of the transition bonds are to be used solely for the purpose of retiring utility debt and equity. On May 1, 2000, the Commission signed a final order rejecting TXU Electric's request for the $1.65 billion and authorized only $363 million. TXU Electric filed an appeal on May 2, 2000, with the Travis County, Texas District Court. On September 7, 2000, the District Court issued a final judgment that reversed part of the Commission's financing order, affirmed other aspects of the Commission's financing order, and ordered the case remanded to the Commission for further proceedings consistent with the judgment. TXU Electric and various other parties appealed this judgment directly to the Supreme Court of Texas. On June 6, 2001, the Supreme Court of Texas issued what TXU Electric believes is a favorable ruling that should allow it to securitize approximately $1.3 billion or more of its regulatory assets and other qualified costs. The Supreme Court ruled in favor of TXU Electric's contention that the Commission must consider regulatory assets in the aggregate, rather than individually, in determining the amount of securitization. The Supreme Court also reversed that part of the Commission's order that utilized a longer regulated asset life for purposes of present-valuing the benefits of securitization saying that the statute contemplates a "far shorter recovery period for regulatory assets." In addition, the Supreme Court ruled that the Commission's statements concerning the future impact of securitization of loss on reacquired debt constituted an advisory and premature finding. On October 18, 2001 the Supreme Court remanded the case to the Commission for determination of the final amount of permitted securitization. TXU Electric is unable to predict what this amount will be. The commission has begun the remand proceeding (Docket No. 24892). TXU Electric cannot predict when it will be completed, but is prepared to move quickly in connection with the issuance of transition bonds once a final financing order is issued by the Commission.

     The constitutionality of the securitization provisions of the 1999 Restructuring Legislation under the Texas Constitution was challenged in connection with a securitization request made by Central Power and Light Company. In July 2000, the Travis County, Texas District Court issued its judgment denying this appeal. This judgment was appealed directly to the Texas Supreme Court. On June 6, 2001, the Texas Supreme Court affirmed the judgment of the Travis County, Texas District Court denying this appeal and finding that the securitization provisions are constitutional.

     In March 2000, TXU Electric filed its application for approval of its unbundled cost of service rates with the Commission (Docket No. 22350). In addition to the actual T&D charges for delivering electricity, the cost of service rates include a nuclear decommissioning fund charge and a system benefit fund charge. In the March 2000 filing, TXU Electric's stranded costs were estimated to be approximately $3.7 billion, including the regulatory assets that were part of the Docket No. 21527 proceedings, addressed above, and amounts related to the remand of Docket No. 9300, addressed below. TXU Electric filed an updated stranded cost estimate on August 28, 2000 to reflect various Commission decisions made since Docket No. 22350 was filed. In the August 28, 2000 filing, TXU Electric's stranded costs were estimated to be $2.8 billion. Subsequent to the August 2000 filing, the Commission has required TXU Electric to revise the stranded cost estimate to remove amounts related to regulatory assets, certain environmental expenditures, and the remand of Docket No. 9300, which resulted in a revised estimate of $14 million, including displaced worker costs. On March 7, 2001, the Commission issued an interim order requiring TXU Electric to file a revised stranded cost estimate. On March 28, 2001, TXU Electric filed such revised stranded cost estimate of negative $2.2 billion pursuant to that order. On April 9, 2001, the Commission issued another interim order that required TXU Electric to file a further revised stranded cost estimate. On April 18, 2001, TXU Electric filed that required further revised estimate, which reflected stranded costs of negative $2.7 billion. The estimate established in Docket No. 22350 is subject to a future market-based "true-up" in 2004. TXU Electric strongly disagrees with the methodology required by the Commission pursuant to which these stranded costs were calculated as being inconsistent with the 1999 Restructuring Legislation, and has appealed certain of the Commission's decisions related to this matter to the Travis County, Texas District Court. On June 4, 2001, the Commission issued an interim order that addressed TXU Electric's charges for T&D service that will become effective when retail competition begins. Among other things, that order requires TXU Electric to reverse the effects of the T&D depreciation reclassifications and to refund, over the period 2002-2008, both the 1998-2000 earnings in excess of the earnings cap as well as an estimate of the 2001 earnings in excess of the earnings cap. On June 20, 2001 TXU Electric filed a petition with the Texas Supreme Court requesting that the Court issue a writ of mandamus compelling the Commission to vacate the referenced portion of the order. Such petition is still pending. On October 3, 2001, the Commission issued a final order in Docket No. 22350 that approved, among other things, TXU Electric's charges for T&D service when retail competition begins. TXU Electric plans to appeal portions of the final order. TXU Electric is unable to predict the outcome of its appeals.

     On July 31, 2001 the staff of the Commission notified TXU Electric and the Commission that it disagreed with TXU Electric's computation of the level of earnings in excess of the regulatory earnings cap for calendar year 2000. The Commission's staff disagrees with TXU Electric's adjustment that removed $298 million of deferred federal income tax liability associated with under-recovered fuel. On August 13, 2001, the Commission issued an order adopting the staff position. TXU Electric disagrees with the Commission's decision and intends to appeal it. If the appeal is not successful, TXU Electric will record an after-tax charge of $23 million.

     The Commission's final order (Order) in connection with TXU Electric's January 1990 rate increase request (Docket No. 9300) was ultimately reviewed by the Texas Supreme Court. As a result, an aggregate of $909 million of disallowances with respect to TXU Electric's reacquisitions of minority owners' interests in its Comanche Peak nuclear generating station, which had previously been recorded as a charge to TXU Electric's earnings, was remanded to the District Court with instructions that it be remanded to the Commission for reconsideration on the basis of a prudent investment standard. On remand, the Commission also was required to reevaluate the appropriate level of TXU Electric's construction work in progress included in rate base in light of its financial condition at the time of the initial hearing. In connection with the settlement of another proceeding, the remand of Docket No. 9300 was stayed through December 31, 1999. In April 2000, TXU Electric requested that the District Court enter an order remanding Docket No. 9300 to the Commission. On June 9, 2000, the District Court's order of remand was filed with the Commission, and the Commission has assigned the remand proceeding Docket No. 22652. A hearing in the remand proceeding is currently scheduled for February 2002. A final decision is expected in 2002. TXU Electric cannot predict the outcome of this proceeding.

                          Restructuring of TXU Electric

Restructuring -- Among other matters, the l999 Restructuring Legislation:

     o provides that by January 1, 2002, each electric utility must separate (unbundle) its business into the following units: a power generation company, a REP and a T&D company or separate T&D companies;

     o authorizes competition beginning January 1, 2002 in the retail and generation markets for electricity;

     o provides for the recovery of generation-related regulatory assets and generation-related and purchased power-related costs that are in excess of market value (stranded costs);

     o requires utilities to use the Commission administrative Excess Costs Over Market (ECOM) model to determine estimated stranded costs;

     o provides for a "true up" in 2004 of stranded costs based on market determinations;

     o requires reductions in nitrogen oxides (NOx) and sulfur dioxides (SO2) emissions;

     o requires a rate freeze, excluding cost of fuel, for all retail customers until January 1, 2002 and certain rate reductions for residential and small commercial customers for up to five years thereafter;

     o provides that earnings in excess of a regulatory earnings cap be used as mitigation (reduction) to the cost of nuclear production assets during the rate freeze period;

     o sets certain limits on capacity owned and controlled by power generation companies;

     o required that by September 1, 2000, each electric utility separate its customer energy services business activities that are otherwise already widely available in the competitive market from its regulated activities;

     o provides that wholesale revenues for 2002 and 2003 be based on the ECOM model;

     o provides for payments to the T&D company in certain circumstances described below;

     o provides for recovery of actual fuel costs incurred through December 31, 2001;

     o provides for recovery of capital costs incurred before May 1, 2003 to improve air quality; and

     o provides that costs associated with nuclear decommissioning obligations continue to be recovered from retail customers as a non-bypassable charge until the units are decommissioned.

     As required by the 1999 Restructuring Legislation, in January 2000, TXU Electric filed its business separation plan with the Commission. This business separation plan and the March 2000 application to the Commission, addressed above, lay the foundation for TXU Electric to take part in retail competition to begin in the Texas electricity market. In order to satisfy its obligations to unbundle its business pursuant to the 1999 Restructuring Legislation and consistent with its business separation plan approved by the Commission on October 3 and, as amended October 31, 2001, as of January 1, 2002 TXU Electric intends to transfer:

o    its electric T&D assets to TXU T&D, which will be a regulated utility,

o its electric power generation assets to subsidiaries of TXU Generation, which will be an unregulated company, and

o its customers to a REP (TXU Energy Retail), which will also be an unregulated company.

     TXU Generation and TXU Energy Retail have been formed in connection with the restructuring and will be wholly-owned subsidiaries of TXU Energy. TXU Energy will begin operations as of January 1, 2002. TXU Electric is a holding company for TXU Energy and TXU T&D.

     In addition, as of January 1, 2002, TXU Energy will acquire the following businesses which are currently part of the TXU system: the REP of TXU SESCO Company; the merchant energy trading business of TXU Gas (TXU Energy Trading); the energy services businesses of other affiliates of TXU; TXU Fuel; and TXU Mining.

     The diagrams below are a summary of the structure of the TXU system before the unbundling and its anticipated structure, including the principal subsidiaries of TXU Energy, after the unbundling and restructuring:

                 [THE FOLLOWING TEXT APPEARS AS A FLOW CHART]

Organization Chart with 2 columns
Left Column
Title (centered over column) - BEFORE RESTRUCTURING
Top box, centered, labeled  - TXU
Next level - 3 boxes labeled (left to right) - TXU Gas, TXU Electric, TXU Energy Services
Subheading over third box - (INDIRECT SUBSIDIARY)
Next level  - 1 box (under first box) labeled - TXU Energy Trading

Right Column
Title (centered over column) - AFTER RESTRUCTURING
Top box, centered, labeled  - TXU
Next level - 2 boxes, labeled - TXU Gas, TXU Electric
Next level - 2 boxes under second box, labeled - TXU Energy, TXU Energy Delivery
Next level - 3 boxes under first box, labeled - TXU Generation, TXU Energy Trading, TXU Energy Retail


     References to TXU Energy Retail's historical service territory will include TXU Electric's and TXU SESCO Company's historical service territories and references to TXU Electric's, TXU Energy's or TXU Energy Retail's retail customers or REP will include TXU SESCO Company's retail customers or REP.

     The 1999 Restructuring Legislation allows for customers representing up to 5% of each investor-owned utility's load in all customer classes to participate in a pilot program in 2001 by taking action to select their REP. All retail electricity customers of investor-owned utilities may take action to select their REP for service starting January 1, 2002. On that date, all of TXU Electric's customers who do not choose a different REP will automatically become customers of TXU Energy Retail.

     On January 1, 2002, TXU Energy Retail must lower the electric retail rates charged to residential and small commercial customers in its historical service territory to rates that are 6% less than the rates that were in effect on January 1, 1999, as adjusted for fuel factor charges. These lower rates are known as the "price to beat" rates. TXU Energy Retail may not charge rates to those customers that are different from the price to beat rates until the earlier of January 1, 2005 or until 40% of the electric power consumed by customers in those respective customer classes is supplied by competing REPs. After that time, TXU Energy Retail may offer alternative competitive rates, but they must also continue to make the price to beat rates available for residential and small commercial customers, adjusted for fuel factor charges, until January 1, 2007. After January 1, 2002, TXU Energy Retail may request twice a year that the Commission increase the fuel factor component of the price to beat rate if the existing fuel factor does not adequately reflect significant changes in the market price of natural gas and purchased energy used to serve retail customers. Unaffiliated REPs entering TXU Energy Retail's historical service territory will be allowed to sell electricity to residential and small commercial customers at any price.

     Electric retail rates charged to large commercial and industrial customers are not subject to the price to beat rates and may be competitively negotiated at any price by any REP, including those affiliated with an existing utility. All REPs in Texas will be allowed at any time to enter long-term, bilateral contracts with individual wholesalers, making the cost of retail power more predictable and less subject to the volatility of short-term markets.

     All REPs in a T&D service area served by a certificated utility will pay the same rates and other charges for T&D, whether or not they are affiliated with the T&D utility for that area. The T&D rates that will be in effect as of January 1, 2002 for each utility will be based upon the resolution of rate cases brought before the Commission, such as TXU Electric's Docket No. 22350 discussed above.

     The 1999 Restructuring Legislation requires each T&D utility, its affiliated REP, and its affiliated power generation company to jointly file to finalize stranded costs and to reconcile those costs with the estimate of stranded costs developed in the unbundled cost of service proceeding conducted during 2000-2001, such as TXU Electric's Docket No. 22350. Such a "true-up" proceeding will be filed after January 10, 2004, on a schedule and under procedures to be determined by the Commission. Any resulting stranded costs will be collected through the non-bypassable charges of the T&D utility.

     For the purposes of determining the final stranded cost figure, the 1999 Restructuring Legislation requires TXU Generation to quantify the market value of its assets, and hence its stranded costs, using one or more of the following methods: (i) sale of assets, (ii) stock valuation, (iii) partial stock valuation, (iv) exchange of assets or (v) ECOM.

Any true-up proceeding would also require:

     o TXU Generation to reconcile, and either credit or bill to the T&D utility, any difference between the price of power determined through the capacity auction process conducted pursuant to the Commission's requirements and the power cost projections that were employed for the same time period in the ECOM model to estimate stranded costs in the Docket No. 22350 proceeding. This reconciliation (wholesale clawback) generally would affect all of the generation of TXU Generation for the period 2002-2003;

     o TXU Electric's affiliated REP (TXU Energy Retail) to reconcile and credit to the affiliated T&D utility any positive difference between the price to beat, reduced by the non-bypassable charge, and the prevailing market price of electricity during the same time period to the extent that the price to beat exceeded the market price of electricity. This reconciliation (retail clawback) for the applicable customer class is not required if 40% of the electric power consumed by customers in that class is supplied by competing REPs before January 1, 2004. If a reconciliation is required, the amount credited cannot exceed an amount equal to the number of residential or small commercial customers served by the affiliated T&D utility that are buying electricity from the affiliated REP at the price to beat on January 1, 2004, minus the number of new customers obtained outside the service area, multiplied by $150; and

     o the Commission to conduct a review, to the extent any amount of regulatory assets included in a transition charge or competition transition charge had not been previously approved by the Commission, to determine whether these regulatory assets were appropriately calculated and constituted reasonable and necessary costs. If the Commission finds that the amount of regulatory assets is subject to modification, a credit or other rate adjustment will be made to the T&D utility's non-bypassable rates.

     The exact method that will be employed to calculate the wholesale and retail clawbacks is the subject of an ongoing Commission rulemaking and has not yet been determined. TXU Electric is unable to predict the outcome of any true-up proceeding.

     Traditionally structured utilities are subject to cost-of-service rate regulation. By contrast, the rates charged by affiliated REPs will not be subject to regulation except for the price to beat requirement and the retail clawback provision within their historical service area. The results of an affiliated REP's operations will be largely dependent upon the amount of gross margin, or headroom, available in its price to beat. The available headroom will equal the difference between (i) the price to beat and (ii) the sum of non-bypassable charges and the price the affiliated REP pays for power to meet its price to beat load. The result could be a positive or negative number. The larger the amount of positive headroom, the more incentive new market entrants will have to provide services in a given market. The initial price to beat will not be established until late in 2001.

     To encourage competition in the generation market, each power generation company with at least 400 Megawatts (MW) or more of installed generating capacity that is unbundled from an integrated electric utility in Texas is required to sell at auction entitlements to 15% of the output of its installed generating capacity (currently 3,175 MW for TXU Generation). This obligation continues until January 1, 2007, unless before that date the Commission determines that other REPs are selling electric power in an amount equal to at least 40% of the electric power consumed in 2000 by residential and small commercial customers in the service area of an affiliated T&D utility. This capacity auction allows REPs to purchase power either through purchases in the wholesale power markets or through mandated capacity auctions. A REP cannot purchase entitlements sold by its affiliated power generation company. The first auction in Texas was held in September 2001. There was significant interest in the entitlements being auctioned, and the auction of two-year, one-year and monthly entitlements required to be sold, was successful. The next auction will be in March 2002.

5.   CONTINGENCIES

     Financial Guarantees -- TXU Electric has entered into contracts with public agencies to purchase cooling water for use in the generation of electric energy and has agreed, in effect, to guarantee the principal, $20 million at September 30, 2001, and interest on bonds issued to finance the reservoirs from which the water is supplied. The bonds mature at various dates through 2011 and have interest rates ranging from 5-1/2% to 7%. TXU Electric is required to make periodic payments equal to such principal and interest, including amounts assumed by a third party and reimbursed to TXU Electric, of $4 million annually for the years 2001 through 2003, $7 million for 2004 and $1 million for 2005. In addition, TXU Electric is obligated to pay certain variable costs of operating and maintaining the reservoirs. TXU Electric has assigned to a municipality all contract rights and obligations of TXU Electric in connection with $42 million principal amount of bonds outstanding at September 30, 2001, that had been issued for similar purposes and previously guaranteed by TXU Electric. TXU Electric is, however, contingently liable in the unlikely event of default by the municipality.

     General -- TXU Electric is involved in various legal and administrative proceedings, the ultimate resolution of which, in the opinion of management, should not have a material effect upon its financial position, results of operations or cash flows.

6.   SUPPLEMENTARY FINANCIAL INFORMATION

     Accounts receivable -- At September 30, 2001 and December 31, 2000, accounts receivable are stated net of uncollectible accounts of $14 million and $7 million, respectively.

     Sale of Receivables -- Prior to July 30, 2001, TXU Electric had facilities to sell to financial institutions, on an ongoing basis, undivided interests in up to an aggregate of $500 million of customer accounts receivable. On July 30, 2001, that arrangement was terminated and TXU Electric entered into a facility with a bankruptcy remote subsidiary of TXU Gas, Receivables Company, which purchases customer receivables from TXU Gas and TXU Electric and sells undivided interests in receivables of up to $600 million to financial institutions. At September 30, 2001, TXU Electric had sold $576 million of interests in customer accounts receivable.

     Inventories by major category--

                                                     September 30,
                                                         2001         December 31,
                                                      (Unaudited)        2000
                                                       ---------       ---------
Materials and supplies .........................       $     154       $     147
Fuel stock .....................................              59              70
                                                       ---------       ---------
    Total inventories ..........................       $     213       $     217
                                                       =========       =========

     Property, plant and equipment--

                                                     September 30,
                                                         2001         December 31,
                                                      (Unaudited)        2000
                                                       ---------       ---------
In service
    Production .................................       $  15,717       $  15,658
    Transmission ...............................           1,780           1,760
    Distribution ...............................           5,931           5,723
    General ....................................             511             506
                                                       ---------       ---------
        Total ..................................          23,939          23,647
    Less accumulated depreciation ..............           8,346           7,958
                                                       ---------       ---------
        Net of accumulated depreciation ........          15,593          15,689
Construction work in progress ..................             520             271
Nuclear fuel (net of accumulated amortization:
  2001-- $768; 2000-- $716) ....................             139             178
Held for future use ............................              22              22
Reserve for regulatory disallowances ...........            (836)           (836)
                                                       ---------       ---------
      Net property, plant and equipment ........       $  15,438       $  15,324
                                                       =========       =========

INDEPENDENT ACCOUNTANTS' REPORT


TXU Electric Company:

We have reviewed the accompanying condensed consolidated balance sheet of TXU Electric Company and subsidiaries (TXU Electric) as of September 30, 2001, and the related condensed statements of consolidated income and comprehensive income for the three-month and nine-month periods ended September 30, 2001 and 2000 and of consolidated cash flows for the nine-month periods ended September 30, 2001 and 2000. These financial statements are the responsibility of TXU Electric's management.

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

Dallas, Texas
November 12, 2001

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     Significant Highlights

                                                               Three Months Ended              Nine Months Ended
                                                                 September 30,                   September 30,
                                                            ------------------------        ------------------------
                                                              2001            2000            2001            2000
                                                            --------        --------        --------        --------
Revenues (millions):
         Base rate ...................................      $  1,492        $  1,542        $  3,604        $  3,622
         Transmission service ........................            46              42             135             126
         Fuel ........................................           793             990           2,305           1,928
         Earnings in excess of regulatory earnings cap          (116)           (147)           (139)           (247)
         Other .......................................            87              17             155              50
                                                            --------        --------        --------        --------
                 Total operating revenues ............      $  2,302        $  2,444        $  6,060        $  5,479
                                                            ========        ========        ========        ========
Electric energy sales (gigawatt-hours) ...............        32,567          33,138          82,366          80,698
Degree days (% of normal):
        Cooling ......................................            99%            119%            102%            118%
        Heating ......................................            --              --             104%             66%

Three Months Ended September 30, 2001

     TXU Electric Company's (TXU Electric's) operating revenues decreased by $142 million, or 6%, to $2.3 billion for the three months ended September 30, 2001. The decrease was driven by lower fuel costs, but also reflected lower energy sales (gigawatt-hours) due to cooler summer weather. Partially offsetting the decline was an increase in customers and higher off-system sales. Earnings in excess of the regulatory earnings cap were $116 million in 2001 and $147 million in 2000.

     Gross margin (operating revenues less energy purchased for resale and fuel consumed) decreased by $2 million to $1.4 billion for the third quarter of 2001. Gross margin in the third quarter of 2001 was essentially flat compared to the 2000 period, reflecting the lower fuel costs passed through to revenues.

     Operation and maintenance expense decreased by $24 million, or 6%, to $359 million for the third quarter of 2001 as a result of a $50 million write-off of regulatory assets in the third quarter of 2000, partially offset by increases in several expense categories, including bad debts, outside services and insurance.

     Other operating expenses increased $18 million, or 4%, to $499 million for the third quarter of 2001. The increase reflected higher gross receipts taxes and regulatory assessments due to higher revenues in prior periods, partially offset by a decrease in income taxes due to tax differences associated with the reversal, pursuant to a regulatory order, of transmission and distribution depreciation expense that had been redirected to generation assets.

     Operating income increased by $4 million, or 1%, to $513 million for the third quarter of 2001 as the decrease in operation and maintenance expense more than offset the increase in other operating expenses and the decrease in gross margin.

     Other income (deductions) totaled $17 million in charges in the third quarter of 2001. The current year includes a $21 million write-off of regulatory assets allocated to the wholesale class as a result of a regulatory order.

     Interest expense net of interest income decreased $15 million, or 13%, to $99 million in the third quarter of 2001 due largely to lower interest rates.

     Net income increased $2 million, or 1%, to $397 million for the third quarter of 2001 reflecting higher operating income and lower interest expense, partially offset by the write-off of regulatory assets.

Nine Months Ended September 30, 2001

     TXU Electric's operating revenues increased by $581 million, or 11%, to $6.1 billion for the nine months ended September 30, 2001. The growth reflected increases in fuel costs, energy sales despite the effect of cooler summer weather, and customers. Earnings in excess of the regulatory earnings cap were $139 million in 2001 and $247 million in 2000.

     Gross margin increased by $176 million, or 5%, to $3.5 billion in the 2001 nine-month period. The increase was primarily due to higher energy sales.

     Operation and maintenance expense increased by $46 million, or 5%, to $1.1 billion in the 2001 nine-month period. The increase reflects higher costs in several expense categories, including generation maintenance, bad debts and transmission costs. Partially offsetting the increase was the effect of a $50 million write-off of regulatory assets in 2000. TXU Electric expects annual total operation and maintenance expense to be within levels permitted in connection with calculating the regulatory earnings cap.

     Other operating expenses increased $84 million, or 7%, to $1.3 billion. The increase primarily reflects a $65 million increase in taxes other than income due to higher state and local gross receipts taxes and higher regulatory assessments as a result of higher revenues.

     Operating income increased by $46 million, or 4%, to $1.1 billion for the 2001 nine-month period. Increased gross margin was partially offset by higher operation and maintenance expense and other operating expenses.

     Other income (deductions) totaled $20 million in charges in the nine-month period of 2001 and $6 million in 2000. The current year includes a $21 million write-off of regulatory assets allocated to the wholesale class as a result of a regulatory order.

     Interest expense net of interest income decreased by $22 million, or 7%, to $310 million in the 2001 nine-month period largely due to lower interest rates.

     Net income increased by $54 million, or 7%, to $785 million for the 2001 nine-month period reflecting higher operating income and lower interest expense, partially offset by the write-off of regulatory assets.

FINANCIAL CONDITION

Liquidity and Capital Resources

     Cash provided by operating activities before changes in operating assets and liabilities for the nine months ended September 30, 2001 was $1.3 billion compared with $1.5 billion for the same period last year. Changes in operating assets and liabilities provided $274 million in the first nine months of 2001 compared to using $168 million in the first nine months of 2000. Changes in operating assets and liabilities for the current period were caused by fluctuations in working capital and the collection of significant under-recovered fuel charges in the 2001 period.

     Cash used in financing activities in the first nine months of 2001 was $618 million compared with $774 million in the first nine months of 2000. Financing activities in the first nine months of 2001 included the repurchase of $629 million of common stock from TXU Corp. (TXU), the issuance of $521 million of long-term debt, the retirement of $302 million of long-term debt and the repayment of $187 million in advances to TXU.

     Cash used in investing activities for the first nine months of 2001 totaled $594 million versus $520 million for the same period in 2000. Capital expenditures were $581 million and $458 million for the first nine months of 2001 and 2000, respectively. The increase in capital expenditures in the 2001 includes $100 million for projects to ease transmission congestion.

     At September 30, 2001, TXU Electric had no borrowings outstanding under the US Credit Agreements described in Note 4 of TXU Electric's Annual Report on Form 10-K (2000 Form 10-K). Letters of credit outstanding under the US Credit Agreements totaled $251 million for TXU Electric. The US Credit Agreements primarily support commercial paper borrowings of TXU.

     On September 11, 2001, TXU Electric announced details of its restructuring and refinancing plan pursuant to the requirements of the 1999 Restructuring Legislation. On January 1, 2002, TXU Electric's businesses will be restructured into a regulated transmission and distribution (T&D) utility business and an unregulated merchant energy business. The merchant energy business will include power generation, energy trading and portfolio management operations and a retail electric provider (REP) operations.

     Under the debt restructure and refinancing plan, TXU Electric's tax-exempt bond obligations will be assigned to TXU Energy Company (TXU Energy), a company to be formed as a wholly-owned subsidiary of TXU Electric. TXU Energy will be a holding company for TXU Electric's merchant energy business. It has an indicative credit rating of BBB+ from Standard & Poors.

     TXU Electric will retain its preferred stock, unsecured debt and preferred securities or have those securities assumed by TXU Generation or TXU Energy. TXU Electric expects that its first mortgage bonds outstanding on January 1, 2002 will be assumed by TXU T&D.

     In August 2001, TXU Electric announced a tender offer program for twelve series of outstanding tax-exempt bonds aggregating $682 million. The bonds, issued by the Brazos River Authority and the Sabine River Authority of Texas, funded a portion of certain pollution control facilities at TXU Electric's electric generating stations. The tender offer expired October 30, 2001; and $385 million of the bonds were tendered and accepted for purchase. TXU Electric expects to redeem all the bonds that were not tendered. TXU Electric expects to fund the purchase of the tendered and redeemed bonds with the proceeds from new tax-exempt bonds to be issued through the Brazos and Sabine River Authorities.

     TXU Electric expects to refund $485 million additional tax-exempt bonds issued by the Brazos and Sabine River Authorities in the fourth quarter with the proceeds of new tax-exempt bonds issued through those authorities.

     On October 26, 2001, TXU Electric announced the completion of tender offer and waiver solicitation programs, for the following securities, payment for which was made on November 1, 2001:

     Security                            Outstanding Principal Amount           Principal Amount Tendered
     --------                            ----------------------------           -------------------------
     7.17% Debentures...............                $300 million                       $290 million

     TXU Electric Capital IV
     Floating Rate Capital
     Securities.....................                $100 million                       $99 million

     TXU Electric Capital V
     8.175% Capital Securities......                $400 million                       $392 million

     The original terms of these securities would have required a transfer of TXU Electric's obligations or the addition of another obligor under the securities upon the restructuring of TXU Electric. The waivers received in connection with the tenders permit TXU Electric to continue alone as obligor.

     It is estimated that the debt restructuring process will result in one-time charges to TXU Electric earnings of between $70 million and $100 million (after-tax) in the fourth quarter of 2001.

     In July 2001, TXU Electric issued $400 million aggregate principal amount of Floating Rate First Mortgage Bonds due June 15, 2003. The initial interest rate, based on LIBOR plus a spread was 4.39% and is reset quarterly. Proceeds from the issuance were used for general corporate purposes.

     In April 2001, the Brazos River Authority issued $121 million aggregate principal amount of Pollution Control Revenue Refunding Bonds, Series 2001A, due October 1, 2030 for TXU Electric. The Brazos River Authority 2001A bonds bear interest at a rate of 4.95% per annum until the mandatory tender date of April 1, 2004. Proceeds from the issuance and sale of the Brazos River Authority 2001A bonds were used to refund the entire principal amount of the 7-7/8% Brazos River Authority Series 1991A bonds and $21 million of the Brazos River Authority Taxable Series 1993 bonds.

     Financing Arrangements -- TXU Electric may issue and sell additional debt and equity securities as needed, including the possible future issuance and sale of up to $25 million of Cumulative Preferred Stock and up to an aggregate of $924 million of additional Cumulative Preferred Stock, First Mortgage Bonds, debt securities and/or preferred securities of subsidiary trusts, all of which are currently registered with the Securities and Exchange Commission for issuance pursuant to Rule 415 under the Securities Act of 1933.

Regulation and Rates

     Legislation was passed during the 1999 session of the Texas Legislature to restructure the electric utility industry in Texas (1999 Restructuring Legislation). The 1999 Restructuring Legislation provided for a Pilot Project (Pilot) to begin limited competition on June 1, 2001. It allowed up to five percent of retail electric customers of electric utilities transitioning to competition to choose to participate in the Pilot and select a competing REP. Customers were not required to participate in the Pilot but were able to elect to participate through an application process established by the Public Utility Commission of Texas (Commission). The Pilot started on July 31, 2001 after several delays by the Commission and is scheduled to run until the end of 2001.

     Although TXU Electric cannot predict future regulatory or legislative actions or any changes in economic and securities market conditions, no changes are expected in trends or commitments, other than those discussed in the TXU Electric 2000 Form 10-K and this Form 10-Q, which might significantly alter it's financial position, results of operations or cash flows. See Note 4 to Financial Statements.

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

  99 Condensed Statements of Consolidated Income-- Twelve Months Ended September 30, 2001 and 2000.

(b)  Reports on Form 8-K filed since June 30, 2001:

     Date of Report          Item Reported
     --------------          -------------
     August 31, 2001         Item 5.  Other Events and Regulation FD Disclosure.
     September 21, 2001      Item 5.  Other Events and Regulation FD Disclosure.
     October 25, 2001        Item 5.  Other Events and Regulation FD Disclosure.

                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.



                                        TXU ELECTRIC COMPANY




                                        By     /s/ Biggs C. Porter
                                             ------------------------------
                                                   Biggs C. Porter
                                                   Vice President,
                                              Principal Accounting Officer


Date: November 12, 2001