Form 10-K405
period 2001-12-31
TXU US HOLDINGS CO
filed 2002-03-18
CIK 710182

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

                   For the Fiscal Year Ended December 31, 2001

                                     -- OR--

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                         ------------------------------

Commission        Exact Name of Registrant as Specified in its Charter;        I.R.S. Employer
File Number    Address of Principal Executive Offices; and Telephone Number    Identification No.
-----------    ------------------------------------------------------------    ------------------
1-11668                      TXU US Holdings Company                               75-1837355
                             (Formerly TXU Electric Company)
                             Energy Plaza, 1601 Bryan Street
                             Dallas, TX 75201-3411
                             (214) 812-4600

Securities registered pursuant to Section 12(b) of the Act:

                         ------------------------------

                                                                                          Name of Each Exchange on
     Registrant                                Title of Each Class                            Which Registered
     ----------                                -------------------                        -------------------------
TXU US Holdings Company    Depositary Shares, Series A, each representing 1/4 of a share   New York Stock Exchange
                           of $7.50 Cumulative Preferred Stock, without par value

TXU US Holdings Company    Depositary Shares, Series B, each representing 1/4 of a share   New York Stock Exchange
                           of $7.22 Cumulative Preferred Stock, without par value

Securities registered pursuant to Section 12(g) of the Act: Preferred Stock of TXU US Holdings Company, without par value
                     ---------------------------------------

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to
such filing requirements for the past 90 days. Yes  X   No
                                                   ---    ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Aggregate market value of TXU US Holdings Common Stock held by non-affiliates:
None

Common Stock outstanding at March 5, 2002: TXU US Holdings Company - 51,122,600 shares, without par value
                  --------------------------------------------
                   DOCUMENTS INCORPORATED BY REFERENCE - None
                  --------------------------------------------

================================================================================

                                TABLE OF CONTENTS

                                                                                              Page

                                               PART I

Items 1. and  2. BUSINESS and PROPERTIES .....................................................    1

         TXU US HOLDINGS COMPANY AND SUBSIDIARIES ............................................    1
         US ELECTRIC RESTRUCTURING ...........................................................    2
         OPERATING SEGMENTS ..................................................................    8
            Energy ...........................................................................    8
            Electric Delivery ................................................................   15
         ENVIRONMENTAL MATTERS ...............................................................   17

Item 3.  LEGAL PROCEEDINGS ...................................................................   19

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS .................................   19

                                               PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS .................................................................   20

Item 6.  SELECTED FINANCIAL DATA .............................................................   20

Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS ...............................................................   20

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK ..........................   20

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA .........................................   20

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
         AND FINANCIAL DISCLOSURE ............................................................   20

                                              PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT ......................................   21


Item 11. EXECUTIVE COMPENSATION ..............................................................   23

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT ......................   35

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS ......................................   35

                                               PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K .....................   36

APPENDIX A - Financial Information

APPENDIX B - TXU US Holdings Company Exhibits for 2001 Form 10-K

                                     PART I

Items 1. and 2. BUSINESS and PROPERTIES

                    TXU US HOLDINGS COMPANY AND SUBSIDIARIES
                    -----------------------------------------

      As of January 1, 2002, TXU US Holdings Company (US Holdings), formerly TXU Electric Company, is a holding company for TXU Energy Company LLC (TXU Energy) and Oncor Electric Delivery Company (Oncor). US Holdings is a wholly-owned subsidiary of TXU Corp., a Texas corporation. Through December 31, 2001, US Holdings was an integrated electric utility directly engaged in the generation, purchase, transmission, distribution and sale of electric energy in the north-central, eastern and western parts of Texas.

      TXU Corp. is a global energy services company that engages in electricity generation, wholesale energy trading, retail energy marketing, energy delivery, other energy-related services and, through a joint venture, telecommunications services. TXU Corp. is one of the largest energy services companies in the world with $28 billion in revenue and $42 billion of assets. TXU Corp. owns over 22,600 megawatts of power generation and sells 335 terawatt hours of electricity and 2.8 trillion cubic feet of natural gas annually. TXU Corp. delivers or sells energy to approximately 11 million residential, commercial and industrial customers primarily in the United States (US), Europe and Australia. At December 31, 2001, TXU Corp. and its subsidiaries had approximately 18,000 full-time employees.

      Legislation was passed during the 1999 session of the Texas Legislature that restructures the electric utility industry in Texas (1999 Restructuring Legislation). Among other matters, the l999 Restructuring Legislation provides that by January 1, 2002, each electric utility was required to separate (unbundle) its business into the following: power generation operations, a retail electric provider (REP) and a transmission and distribution (T&D) company or separate T&D companies. As a result, TXU Corp. restructured certain of its businesses effective January 1, 2002. (See US Electric Restructuring below.)

      As required by the 1999 Restructuring Legislation, US Holdings filed its business separation plan with the Public Utility Commission of Texas (Commission). This business separation plan and the March 2000 application to the Commission laid the foundation for US Holdings to take part in retail competition in the Texas electricity market as planned on January 1, 2002.

      As of January 1, 2002, US Holdings transferred to Oncor its T&D business and transferred to TXU Energy its generation assets and retail customers, which together comprised the integrated electric utility business conducted by US Holdings through December 31, 2001. In addition, as of January 1, 2002, TXU Energy acquired the following businesses from within the TXU Corp. system: the REP of TXU SESCO Company (TXU SESCO); the energy trading business and the unregulated commercial/industrial retail gas operations of TXU Gas Company (TXU
Gas); and the energy management services businesses and other affiliates of TXU Corp., including the fuel procurement and coal mining businesses (TXU Fuel Company and TXU Mining Company LP) that service the generation operations. Also, the T&D business of TXU SESCO was transferred to Oncor. US Holdings' subsidiaries include its financing subsidiaries (see Note 8 to Financial Statements). US Holdings and its subsidiaries possess all necessary franchises, licenses and certificates to enable them to conduct their businesses.

      US Holdings' historical service area is located in the north-central, eastern and western parts of Texas, with a population in excess of 7 million - about one-third of the population of Texas. Electric service is provided to approximately 2.7 million customers in 92 counties and 370 incorporated municipalities, including the Dallas-Fort Worth metropolitan area. The area is a diversified commercial and industrial center with substantial banking, insurance, telecommunications, electronics, aerospace, petrochemical and specialized steel manufacturing, and automotive and aircraft assembly. The territory served includes major portions of the oil and gas fields in the Permian Basin and East Texas, as well as substantial farming and ranching sections of the state.

      At December 31, 2001, US Holdings had 7,533 full-time employees. Some of these employees provide services to other subsidiaries of TXU Corp., the cost of which is billed to those subsidiaries.

                            US ELECTRIC RESTRUCTURING
                            -------------------------

      1999 Restructuring Legislation -- Legislation passed during the 1999 session of the Texas Legislature restructured the electric utility industry in Texas and provided for a transition to competition (provisions and related activities collectively referred to as the Restructuring). Among other matters, the legislation:

      o provided that by January 1, 2002, each electric utility had to unbundle its business into the following units: a power generation company, a REP and a T&D company or separate T&D companies;

      o authorized competition beginning January 1, 2002 in the retail and generation markets for electricity;

      o provides for the recovery of generation-related regulatory assets and generation-related and purchased power-related costs that are in excess of market value (stranded costs);*

      o required utilities to use the Commission administrative Excess Costs Over Market (ECOM) model to determine estimated stranded costs;

      o provides for a true-up process for quantification (in 2004) of stranded costs based on market determinations;*

      o requires reductions in nitrogen oxides (NOx) and sulfur dioxides (SO2) emissions;

      o required a rate freeze, excluding cost of fuel, for all retail customers until January 1, 2002 and requires certain rate reductions and a price to beat for residential and small commercial customers for up to five years thereafter;

      o provided that earnings in excess of a regulatory earnings cap be used as mitigation (reduction) to the cost of nuclear production assets;*

      o set certain limits on capacity owned and controlled by power generation companies;

      o required that by September 1, 2000, each electric utility separate its customer energy services business activities that were otherwise already widely available in the competitive market from its regulated activities;

      o provides that wholesale revenues for 2002 and 2003 be based on the ECOM model;*

      o provides for credits to customers (as a retail clawback) in certain circumstances described below; *

      o provides for recovery of actual fuel costs incurred through December 31, 2001;*

      o provides for recovery of capital costs incurred before May 1, 2003 to improve air quality;* and

      o provides that costs associated with nuclear decommissioning obligations continue to be recovered from retail customers as a non-bypassable charge until the units are decommissioned.
-------------
*The application of these provisions to US Holdings will change in the event the settlement plan proposed to the Commission is approved. See Regulatory Settlement Plan below.

      The diagrams below summarize TXU Corp.'s principal US legal entities and their relationships before and after the Restructuring.

               Before Restructuring               After Restructuring
              ---------------------                  -------------

                    TXU Corp.                          TXU Corp

                  -------------                      -------------

     ---------------    --------------       ---------------    -----------------

         TXU Gas         TXU Electric            TXU Gas         US Holdings (a)
                           Company
     ---------------    --------------       ---------------    -----------------

     ---------------                                 ---------------    ---------------
        TXU Energy
         Trading                                        TXU Energy           Oncor

     ---------------                                 ---------------    ---------------

                                  ---------------    ---------------    ---------------
                                        TXU             TXU Energy         TXU Energy
                                     Generation          Trading             Retail

                                  ---------------    ---------------    ---------------

(a)   Formerly TXU Electric Company.

      Regulatory Settlement Plan -- On December 31, 2001, US Holdings filed a settlement plan with the Commission that, if approved, will resolve all major pending issues related to US Holdings' transition to competition and will supersede certain ongoing proceedings discussed below that are related to the 1999 Restructuring Legislation. The settlement plan has the endorsement of the major customer groups in the State of Texas. Parties to the settlement include the Commission staff, the Office of Public Utility Counsel, the coalition of cities served by Oncor, Texas Industrial Energy Consumers, Texas Retailers Association, and a new retail electric provider for the state. The settlement does not remove regulatory oversight of Oncor's business nor does it eliminate TXU Energy's price to beat rates and related possible fuel adjustments described below. The settlement must be approved by the Commission, which has held a hearing on it and is awaiting briefs from the parties. US Holdings is unable to predict the outcome of these proceedings.

      Among other things, the proposed settlement plan resolves T&D rates, the true-up in 2004 of stranded costs, securitization of regulatory assets, collection of current unrecovered fuel costs, reconciliation of 3 1/2 years of fuel expenses and the retail and wholesale clawbacks.

      The major terms of the settlement plan are:

o Transmission and Distribution Rates -- In 2002, Oncor will implement an excess mitigation credit (EMC) in the amount of $350 million (plus interest), applied over a two-year period as a reduction to T&D rates charged to REPs. This amount reflects resolution of stranded cost mitigation, approximately $8.2 billion of fuel costs covering the period of July 1998 through 2001, the unrecovered fuel balance at December 31, 2001, and other items.

o Stranded Cost Resolution -- TXU Energy's stranded costs are fixed at zero, including resolution of amounts related to its repurchase of minority owner interests in the Comanche Peak nuclear generating station (Comanche Peak), recovery of certain environmental improvement costs and elimination of the 2004 true-up proceedings.

o Regulatory Asset Securitization -- Oncor will receive a financing order authorizing it to issue securitization bonds in the aggregate amount of $1.3 billion to recover generation-related regulatory assets. The settlement provides that there will be an initial issuance of securitization bonds in the amount of up to $500 million upon approval of the settlement followed by a second issuance for the remainder after 2003. This settlement resolves all issues related to generation-related regulatory assets and liabilities.

o Retail Clawback -- The retail clawback provision was included in the 1999 Restructuring Legislation to serve as an incentive for the affiliated REPs of utilities to actively compete for customers outside their traditional service areas. In the event that TXU Energy's affiliated REP retains more than 60 percent of its residential and small commercial customers after the first two years of competition, the amount of the retail clawback credit will be equal to:

     o the number of residential and small commercial customers retained by TXU Energy in its traditional service area on January 1, 2004;
     o less the number of new customers TXU Energy adds outside of its traditional service territory by January 1, 2004;
     o    multiplied by $90.

     This determination will be made separately for the residential and small commercial classes and compares to the $150 per customer limit contained in the 1999 Restructuring Legislation. The credit will be applied to Oncor's rates over a two-year period, beginning January 1, 2004.

o Lawsuit and Regulatory Proceeding Resolution -- The parties agree to seek dismissal of a number of currently pending and planned lawsuits, as well as regulatory proceedings, including Docket No. 22652. (See Regulatory Disallowance below.)

     US Holdings recorded a $154 million (after-tax) extraordinary charge in the fourth quarter of 2001 as a result of settlement-related items and debt refinancing. (See Note 5 to Financial Statements.)

     Implementation of the 1999 Restructuring Legislation -- As noted in the appropriate sections of the following discussion, the settlement plan filed with the Commission by US Holdings, if adopted, will result in final determination concerning certain provisions of the legislation. If the settlement plan is not approved, certain other proceedings discussed below will not be resolved.

     Price to Beat -- On January 1, 2002, all of US Holdings' customers who had not chosen a different REP became customers of TXU Energy. On January 1, 2002, TXU Energy was required to lower the electric retail rates charged to residential and small commercial customers in its historical service territory to rates that are 6% less than the rates that were in effect on January 1, 1999, as adjusted for fuel factor charges. These lower rates are known as the price to beat rates. The Commission approved the base rate portion of TXU Energy's proposed price to beat rates on December 17, 2001. The initial fuel factor portion of the price to beat rates was approved by the Commission on December 21, 2001. TXU Energy may not charge rates to those customers that are different from the price to beat rates until the earlier of January 1, 2005 or until 40% of the electric power consumed by customers in those respective customer classes is supplied by competing REPs. After that time, TXU Energy may offer lower rates, but it also must continue to make the price to beat rates available for residential and small commercial customers, adjusted for fuel factor charges, until January 1, 2007. TXU Energy may request twice a year that the Commission increase the fuel factor component of the price to beat rate if the existing fuel factor does not adequately reflect significant changes in the market price of natural gas and purchased energy used to serve retail customers. Unaffiliated REPs entering TXU Energy's historical markets will be allowed to offer electricity to residential and small commercial customers at any price. REPs affiliated with other Texas utilities are subject to equivalent price to beat restrictions in their traditional service territories; and, except when TXU Energy is selling electricity as the provider of last resort (POLR), TXU Energy will be allowed to sell electricity to residential and small commercial customers at any price in the historical service territories of those REPs.

     Traditionally structured utilities are subject to cost-of-service rate regulation. By contrast, the rates charged by affiliated REPs are not subject to regulation except for the price to beat requirement and the retail clawback provision within their historical service territories. The results of an affiliated REP's operations will be largely dependent upon the amount of gross margin, or headroom, available in its price to beat. The available headroom for any REP will equal the difference between (i) the price to beat and (ii) the sum of non-bypassable charges and the price the REP pays for power. The result could be a positive or negative number. The larger the amount of positive headroom for competitive REPs, the more incentive new market entrants have to provide services in a given market. The initial price to beat was established in December 2001.

     Electric retail rates charged to large commercial and industrial customers are not subject to the price to beat rates and may be competitively negotiated at any price by any REP, including those affiliated with an existing utility. All REPs in Texas are allowed at any time to enter long-term, bilateral contracts with individual wholesalers, making the cost of retail power more predictable and less subject to the volatility of short-term markets.

     All REPs in a T&D service area served by a certified utility pay the same rates and other charges for T&D, whether or not they are affiliated with the T&D utility for that area. The T&D rates that are in effect as of January 1, 2002 for each utility are based upon the resolution of rate cases brought before the Commission, such as US Holdings' Docket No. 22350.

     Stranded Cost True-up (see Regulatory Settlement Plan above) -- The 1999 Restructuring Legislation requires each T&D utility, its affiliated REP, and its affiliated power generation company to jointly file to finalize stranded costs and to reconcile those costs with the estimate of stranded costs developed in the unbundled cost of service proceedings conducted during 2000 and 2001, such as US Holdings' Docket No. 22350. Such a true-up proceeding will be filed after January 10, 2004, on a schedule and under procedures to be determined by the Commission. Any resulting stranded costs will be collected for TXU Energy through the non-bypassable delivery charges of Oncor, unless the regulatory settlement plan described above is approved, in which case, this filing is not required.

     For the purposes of determining the final stranded cost figure, the 1999 Restructuring Legislation requires TXU Energy to quantify the market value of its generation assets, and hence its stranded costs, using one or more of the following methods: (i) sale of assets, (ii) stock valuation, (iii) partial stock valuation, (iv) exchange of assets or (v) ECOM.

     Any true-up proceeding would also require:

     o TXU Energy to reconcile, and either credit or bill to Oncor (and Oncor to credit or bill T&D customers), any difference between the price of power determined through the capacity auction process conducted pursuant to the Commission's requirements and the power cost projections that were employed for the same time period in the ECOM model to estimate stranded costs in the Docket No. 22350 proceeding. This reconciliation (wholesale clawback) generally would affect all of TXU Energy's generation revenues for the period 2002-2003;

     o TXU Energy to reconcile and credit to Oncor (and Oncor to credit T&D customers) any positive difference between the price to beat, reduced by the non-bypassable delivery charge, and the prevailing market price of electricity during the same time period to the extent that the price to beat exceeded the market price of electricity. This reconciliation (retail clawback) for the applicable customer class is not required if 40% of the electric power consumed by customers in that class is supplied by competing REPs before January 1, 2004. If a reconciliation is required, the amount credited cannot exceed an amount equal to the number of residential or small commercial customers served by Oncor that are buying electricity from TXU Energy at the price to beat on January 1, 2004, minus the number of new customers obtained outside the service area, multiplied by $150; and

     o the Commission to conduct a review, to the extent any amount of regulatory assets included in a transition charge or competition transition charge had not been previously approved by the Commission, to determine whether these regulatory assets were appropriately calculated and constituted reasonable and necessary costs. If the Commission finds that the amount of regulatory assets is subject to modification, a credit or other rate adjustment will be made to Oncor's non-bypassable delivery rates.

     On December 3, 2001, the Commission adopted a true-up rule that contains additional requirements and methodologies relating to the true-up proceeding. US Holdings has appealed to the Court of Appeals in Austin, Texas, as prescribed by the 1999 Restructuring Legislation, certain aspects of the Commission's true-up rule.

     Regulatory Assets/Liabilities -- As a result of the 1999 Restructuring Legislation, the electricity generation portion of TXU Energy's business no longer meets the criteria to apply regulatory accounting principles. Accordingly, application of Statement of Financial Accounting Standards (SFAS) No. 71 "Accounting for the Effects of Certain Types of Regulation", to the generation portion of TXU Energy's business was discontinued as of June 30, 1999. Oncor's operations continue to meet the criteria for recognition of regulatory assets and liabilities.

     Stranded Cost Recovery (See Regulatory Settlement Plan above) -- In October 1999, US Holdings filed an application with the Commission for a financing order (Docket No. 21527) to permit the issuance by a special purpose entity of $1.65 billion of transition bonds secured by payments, in the form of a non-bypassable charge, from retail customers designed to enable recovery of generation-related regulatory assets and other qualified costs in accordance with the 1999 Restructuring Legislation. The proceeds received by Oncor from the issuance of the transition bonds are to be used solely for the purpose of retiring utility debt and equity. On May 1, 2000, the Commission signed a final order rejecting US Holdings' request for the $1.65 billion and authorized only $363 million. US Holdings filed an appeal on May 2, 2000, with the Travis County, Texas District Court. On September 7, 2000, the District Court issued a final judgment that reversed part of the Commission's financing order, affirmed other aspects of the Commission's financing order, and ordered the case remanded to the Commission for further proceedings consistent with the judgment. US Holdings and various other parties appealed this judgment directly to the Supreme Court of Texas. On June 6, 2001, the Supreme Court of Texas (Supreme Court) issued what US Holdings believes is a favorable ruling that should allow Oncor to issue transition bonds of approximately $1.3 billion. The Supreme Court ruled in favor of US Holdings' contention that the Commission must consider regulatory assets in the aggregate, rather than individually, in determining the amount of securitization. The Supreme Court also reversed that part of the Commission's order that utilized a longer regulated asset life for purposes of present-valuing the benefits of securitization saying that the statute contemplates a "far shorter recovery period for regulatory assets." In addition, the Supreme Court ruled that the Commission's statements concerning the future impact of securitization of loss on reacquired debt constituted an advisory and premature finding. On October 18, 2001, the Supreme Court of Texas remanded the case to the Commission for determination of the final amount of permitted securitization. The Commission has begun the remand proceeding (Docket No. 24892). Oncor cannot predict when it will be completed, but is prepared to move quickly in connection with the issuance of transition bonds once a final financing order is issued by the Commission.

     As noted above, the principal and interest on the transition bonds would be secured by payments from retail customers designed to enable recovery of generation-related regulatory assets and other qualified costs. These regulatory assets have a carrying value of $1.84 billion and have been transferred to Oncor. Once transition bonds are issued, the full amount of the regulatory assets will be amortized to expense by Oncor over the life of the transition bonds. Any amount of the $1.84 billion which is in excess of the sum of the principal and interest to be paid on the transition bonds will not be amortized but will be expensed at the time such shortfall, if any, is determined.

     Certain of TXU Energy's operations will remain subject to Commission regulation; therefore, Oncor and TXU Energy will record the economic consequences of those transactions in the manner described above.

     Generation Production Assets (see Regulatory Settlement Plan above) -- TXU Energy anticipates that a portion of the cost of its generation assets and power purchase contracts may be identified as stranded costs under the 1999 Restructuring Legislation and become subject to a future quantification in the true-up process. The 1999 Restructuring Legislation provides that 100% of the value of such stranded costs will be recovered from customers.

     In Docket No. 22350, in a March 2000 filing, US Holdings' stranded costs were estimated to be approximately $3.7 billion, including the regulatory assets that were part of the Docket No. 21527 proceedings, addressed above, and amounts related to the remand of Docket No. 9300, addressed below. US Holdings filed an updated stranded cost estimate on August 28, 2000 to reflect various Commission decisions made since Docket 22350 was filed. In the August 28, 2000 filing, US Holdings' stranded costs were estimated to be $2.8 billion. Subsequent to the August 2000 filing, the Commission required US Holdings to revise the stranded cost estimate to remove amounts related to regulatory assets, certain environmental expenditures, and the remand of Docket No. 9300, which resulted in a revised estimate of $14 million, including displaced worker costs. On March 7, 2001, the Commission issued an interim order requiring US Holdings to file a revised stranded cost estimate. On March 28, 2001, US Holdings filed such revised stranded cost estimate of negative $2.2 billion pursuant to that order. On April 9, 2001, the Commission issued another interim order that required US Holdings to file a further revised stranded cost estimate. On April 18, 2001, US Holdings filed a further revised estimate, which reflected stranded costs of negative $2.7 billion. US Holdings strongly disagrees with the methodology required by the Commission pursuant to which these stranded costs were calculated as being inconsistent with the 1999 Restructuring Legislation and has appealed certain of the Commission's decisions related to this matter to the Travis County, Texas District Court.

     Mitigation (see Regulatory Settlement Plan above) -- From January 1, 1998 through June 30, 1999, earnings of $170 million in 1998 and $52 million in 1999 in excess of the regulatory earnings cap (mitigation) were recorded as additional depreciation of nuclear production assets. Effective July 1, 1999, following the 1999 Restructuring Legislation, all of US Holdings' and TXU SESCO's earnings in excess of the regulatory earnings cap of $92 million in 1999, $310 million in 2000 and $40 million in 2001 were recorded as a reduction of revenues, with a corresponding regulatory liability recorded.

     On June 4, 2001, the Commission issued an interim order that addressed Oncor's charges for T&D service when retail competition would begin. Among other things, that interim order and subsequent final order issued on October 3, 2001, required Oncor to refund through reduced rates (which will necessitate a corresponding reimbursement from TXU Energy), over the period from 2002-2008, both the 1998-2000 earnings in excess of the regulatory earnings cap and an estimate of the 2001 earnings in excess of the regulatory earnings cap. On June 20, 2001, US Holdings filed a petition with the Texas Supreme Court, requesting that the Court issue a writ of mandamus compelling the Commission to vacate the portions of its orders that require US Holdings to halt mitigation of stranded costs and reverse the stranded cost mitigation already taken. On December 31, 2001, the Supreme Court of Texas denied the petition. The Commission's decision continues to be under appeal to the Travis County, Texas District Court.

     On July 31, 2001, the staff of the Commission notified US Holdings and the Commission that it disagreed with US Holdings' computation of the level of earnings in excess of the regulatory earnings cap for calendar year 2000. The Commission's staff disagrees with US Holdings' adjustment that removed $298 million of deferred federal income tax liability associated with under-recovered fuel. On August 13, 2001, the Commission issued an order adopting the staff position. US Holdings disagrees with the Commission's decision and has appealed it to the Travis County, Texas, District Court. If the appeal is not successful, TXU Energy will record an after-tax charge of $23 million.

     Fuel Cost Recovery (see Regulatory Settlement Plan above) -- US Holdings' eligible fuel costs incurred through December 31, 2001 will be recoverable through fixed fuel factors, and to the extent such costs are not recovered by that date, through the true-up process. At December 31, 2001, US Holdings had unrecovered fuel costs plus related interest deferred of $329 million and the balance, plus additional accrued interest, is expected to be recovered through the true-up process.

     TXU Energy is required to file in 2002 with the Commission for final reconciliation of its eligible fuel costs in a proceeding in which it has the burden of proving that fuel costs under review were reasonable and necessary to provide reliable electric service, that it has properly accounted for its fuel-related revenues, and that fuel prices charged to the utility by an affiliate were reasonable and necessary and not higher than prices charged for similar items by such affiliate to other affiliates or nonaffiliates. This final reconciliation will cover the period from July 1998 through December 2001, during which US Holdings incurred about $8.2 billion of reconcilable fuel costs. Management believes all costs are recoverable; however, should there be any disallowances by the Commission, these will be the responsibility of TXU Energy.

     Regulatory Disallowance (see Regulatory Settlement Plan above) -- The Commission's final order in connection with US Holdings' January 1990 rate increase request (Docket No. 9300) was ultimately reviewed by the Texas Supreme Court. As a result, an aggregate of $909 million of disallowances with respect to US Holdings' reacquisitions of minority owners' interests in Comanche Peak, which had previously been recorded as a charge to earnings, was remanded to the District Court with instructions that it be remanded to the Commission for reconsideration on the basis of a prudent investment standard. On remand, the Commission also was required to reevaluate the appropriate level of US Holdings' construction work in progress included in rate base in light of its financial condition at the time of the initial hearing. On June 9, 2000, the District Court's order of remand was filed with the Commission, and the Commission has assigned the remand proceeding Docket No. 22652. A final decision is expected in 2002.

                               OPERATING SEGMENTS
                               ------------------

     Through December 31, 2001, as an integrated electric utility, US Holdings had only one reportable segment as reflected in the financial information included in this report. The following is a description of US Holdings' realigned operating business segments as of the January 1, 2002 Restructuring. Reporting to management and shareholders on this new segment basis will begin in the first quarter of 2002:

     o Energy - operations involving electricity generation, wholesale trading of energy (electricity and natural gas), risk management and retail energy sales and services in the US and parts of Canada; and

     o Electric Delivery - operations involving the transmission and distribution of electricity in Texas.

     Historical financial information is presented elsewhere in this document based on the single operating segment in effect prior to the January 1, 2002 Restructuring. Except as noted, historical financial information for the reporting segments in effect after January 1, 2002 has not been presented as it is not practicable to do so at this time.

                                     ENERGY

     The Energy segment consists principally of the generation operations and the retail customer base reflected in the reported historical results of US Holdings, plus the energy trading business and the unregulated commercial/industrial retail gas operations included in the reported historical results of TXU Gas and the energy management services, coal mining and fuel procurement affiliates of TXU Corp.

     Strategy -- TXU Energy's growth strategy is to achieve operations of significant scale in selected regions which optimize a portfolio of assets, capabilities and customer relationships across multiple energy-related products and services. TXU Energy intends to accomplish this through the operation of a single, integrated energy business portfolio containing power generation facilities, comprehensive energy trading capabilities and a significant retail customer base. Subsequent to the Restructuring, TXU Energy's portfolio of assets includes the 21,092 Megawatts (MW) of power generation capacity (before a recently announced sale of two plants) and the 2.7 million electric customers transferred from US Holdings, in addition to the energy trading and unregulated retail energy services businesses that are part of this segment. TXU Energy intends to enhance its significant business portfolio in Texas into other regions in North America where TXU Energy believes the competitive and regulatory environment offers the opportunity for attractive investment returns. TXU Energy's targeted areas for expanding its natural gas and electricity market presence, both retail and wholesale, include Texas, the Northeast and the Midwest.

     Effective January 1, 2002, TXU Energy's operations are conducted principally through the following subsidiaries: TXU Generation Holdings Company LLC (TXU Generation); TXU Energy Trading Company LP; TXU Energy Retail Company LP (TXU Energy Retail); TXU Energy Solutions Company LP; TXU Fuel Company and two coal mining subsidiaries.

Power Generation

                                                                                  2001       2000         1999
                                                                                  ----       ----         ----
ELECTRIC ENERGY GENERATED AND PURCHASED*
    (Gigawatt-hours - GWh)
     Generated - net plant output .......................................        85,812     96,868       94,575
     Purchased and net interchange ......................................        24,930     16,443       12,620
                                                                                -------    -------      -------
              Net generated and purchased ...............................       110,742    113,311      107,195
     Company use, losses, and unaccounted for ...........................         5,182      6,641        6,647
                                                                                --------   -------      -------
              Total electric energy sales ...............................       105,560    106,670      100,548
                                                                                =======    =======      =======

     *Includes the historical results of US Holdings plus TXU SESCO.

     TXU Energy's integrated power generation facilities provide TXU Energy with the capability to supply a significant portion of the wholesale power market demand in Texas, particularly the North Texas wholesale power market, at competitive production costs. As part of TXU Energy's integrated business portfolio, much of the low cost power generation will be available to supply its retail customer power demands and other competitive REPs.

     The power generation fleet in Texas consists of 23 plants with an aggregate net generating capability of 21,092 MW. TXU Energy owns or leases and operates 2,300 MW of nuclear plants; 5,837 MW of coal/lignite plants; and 12,955 MW of gas/fuel oil plants. TXU Energy believes that a key competitive advantage is its ability to produce electricity at low variable costs. The energy trading operations are responsible for the dispatch and sale of power from the generating facilities. The power generation plants and other important properties of TXU Energy are located on land owned primarily in fee simple. As of December 31, 2001, TXU Energy also controlled an additional 2,836 MW of capacity through contracts to purchase generation.

     All of these power generation plants are in Texas; however, TXU Energy intends to sell some of these assets (described below) and from time to time may sell additional assets to reduce its position in the Texas market, provide funds to increase positions in other US regions, especially the Northeast and Midwest, and reduce debt.

     In 2001, a net of 24,930 GWh were purchased, representing approximately 22.5% of energy requirements. Energy received in 2001 under purchased power contracts included approximately 41 MW from wind turbines. During 2001, contracts were executed for the purchase of an additional 291 MW of wind generated power. Beginning January 1, 2002, the acquisition of resources is generally not subject to regulation by the Commission.

     The Electric Reliability Council of Texas (ERCOT) region had peak generation capacity margins of approximately 13% in 2000 and approximately 27% on July 23, 2001 during the 2001 peak load. The increase in capacity margins for 2001 reflects more normal (cooler) weather, compared to hotter-than-normal weather in 2000, and the addition of new generation plants in ERCOT. Capacity margins in the specific zones in the ERCOT region where TXU Energy's generating plants are located were lower than for the ERCOT region as a whole. See COMPETITION.

     In December 2001, TXU Corp. announced an agreement to sell the Handley and Mountain Creek steam electric generating plants to a subsidiary of Exelon Corp., for $443 million in cash. The Handley plant consists of five natural gas-fueled generating units with a total plant capacity of 1,441 MW and is located in Fort Worth, Texas. The Mountain Creek plant consists of five natural gas-fueled generating units with a total plant capacity of 893 MW and is located in Dallas, Texas. The transaction includes a purchase power and tolling agreement for TXU Energy to purchase power during summer months for the next five years. The transaction is expected to be completed in early 2002.

     Capacity Auction -- To encourage competition in the generation market, each power generation company with 400 MW or more of installed generating capacity that is unbundled from an integrated electric utility in Texas is required to sell at auction entitlements to 15% of the output of its installed generating capacity (3,175

MW for TXU Energy as of January 1, 2002). This obligation continues until January 1, 2007, unless before that date the Commission determines that other REPs are selling electric power in an amount equal to at least 40% of the electric power consumed in 2000 by residential and small commercial customers in the service area of an affiliated T&D utility. This capacity auction allows REPs to purchase power either through purchases in the wholesale power markets or through mandated capacity auctions. A REP cannot purchase entitlements sold by its affiliated power generation company in mandated capacity auctions. The first auction in Texas was held in September 2001. There was significant interest in the entitlements being auctioned, and the auction of two-year, one-year and monthly entitlements required to be sold was successful. The second auction was held in March 2002, and the auction of monthly entitlements required to be sold was successful.

     Nuclear -- TXU Energy owns and operates two nuclear-fueled generating units at Comanche Peak, each of which is designed for a net capability of 1,150 MW.

     TXU Energy has on hand, or has contracted for, the raw materials and services it expects to need for its nuclear units through the years indicated: uranium (2002), conversion (2003), enrichment (2002), and fabrication (2011). TXU Energy does not anticipate any difficulties procuring raw materials and services beyond these dates.

     TXU Energy's onsite spent nuclear fuel storage capability is sufficient to accommodate the operation of Comanche Peak through the year 2017, while fully maintaining the capability to off-load the core of one of the nuclear-fueled generating units.

     Nuclear decommissioning activities are projected to begin in 2030 for Comanche Peak Unit 1 and 2033 for Unit 2 and common facilities. Through December 31, 2001, decommissioning costs were recovered from customers based upon a 1992 site-specific study through rates placed in effect under a January 1993 rate increase request. Effective January 1, 2002, decommissioning costs will be recovered from customers through a non-bypassable charge based upon a 1997 site-specific study, adjusted for trust fund assets, through rates placed in effect under the 2001 Unbundled Cost of Service filing.

     Lignite/Coal -- Lignite is used as the primary fuel in two units at the Big Brown generating plant (Big Brown), three units at the Monticello generating plant (Monticello), three units at the Martin Lake generating plant (Martin
Lake), and one unit at the Sandow generating plant, having an aggregate net capability of 5,837 MW. TXU Energy's lignite units have been constructed adjacent to surface minable lignite reserves. TXU Energy owns in fee or has under lease an estimated 442 million tons of proven reserves as of December 31, 2001 dedicated to the Big Brown, Monticello and Martin Lake generating plants. TXU Energy also owns in fee or has under lease in excess of 229 million tons of proven reserves as of December 31, 2001 not dedicated to specific generating plants. TXU Mining Company LP utilizes owned and/or leased equipment to remove the overburden and recover the lignite. Approximately 75% of the fuel used at TXU Energy's lignite plants in 2001 was supplied from owned or leased lignite.

     TXU Energy supplements its lignite fuel at Big Brown, Monticello and Martin Lake with western coal from the Powder River Basin (PRB) in Wyoming. The coal is purchased from multiple suppliers under contracts of various lengths and is transported from the PRB to TXU Energy's generation plants by railcar. Approximately 25% of the fuel used at TXU Energy's lignite plants in 2001 was supplied from western coal under these contracts.

     Gas/Oil -- Fuel gas for units at eighteen of TXU Energy's principal generating plants, having an aggregate net gas/oil capability of 12,955 MW, was provided during 2001 by its owned fuel operations, which supplied approximately 2.3% of such fuel gas requirements under contracts with producers at the wellhead and 97.7% under contracts with commercial suppliers. Fuel oil can be stored at seventeen of the principally gas-fueled generating plants. At January 1, 2002, TXU Energy had fuel oil storage capacity sufficient to accommodate approximately 6.1 million barrels of oil and had approximately 1.1 million barrels of oil in inventory. A significant portion of the gas/oil generating plant has the ability to switch between gas and fuel oil.

     TXU Energy has acquired supplies of natural gas from producers at the wellhead under contracts expiring at intervals through 2008. In the past, curtailments of gas deliveries have been experienced during periods of winter peak gas demand; however, such curtailments have been of relatively short duration, have had a minimal impact on operations and generally have required utilization of fuel oil and gas storage inventories to replace the gas curtailed. No curtailments were experienced during 2001.

     TXU Energy owns and operates an intrastate natural gas pipeline system that extends from the gas-producing area of the Permian Basin in West Texas to the East Texas gas fields and southward to the Gulf Coast area. The pipeline facilities form an integrated network through which fuel gas is gathered and transported to certain TXU Energy generating plants for the production of electric energy.

     TXU Energy also owns and operates two underground gas storage facilities with a usable capacity of 14.0 billion cubic feet (Bcf), with approximately 9.0 Bcf of gas in inventory at December 31, 2001. Gas stored in these facilities can be used during periods of peak demand to meet seasonal and other fluctuations or curtailment of deliveries by gas suppliers. Under normal operating conditions, up to 400 million cubic feet can be withdrawn each day for a ten-day period, with withdrawals at lower rates thereafter.

Energy Trading

                                                                                    2001        2000        1999
                                                                                   -----       -----       -----
PHYSICAL SALES VOLUMES
     Gas (Bcf) - wholesale and large commercial and industrial retail .........      864       1,242       1,102
     Electric (GWh) -  wholesale ..............................................   26,105      21,917       6,544

     TXU Energy's trading strategy is to aggressively deploy its trading and marketing capabilities in the deregulated electric industry in Texas and to diversify its energy portfolio outside of Texas. TXU Energy has invested in the intellectual capital and technological infrastructure to monitor, evaluate and anticipate gas and electric commodity market trends, as a function of fundamental supply and market demand, as well as evolving deregulation trends across the country. TXU Energy intends to use these capabilities to effectively manage and optimize the cash flows and earnings of its deregulated Texas portfolio, as well as to grow its portfolio across North America.

     TXU Energy's trading operation is responsible for managing the risks inherent in TXU Energy's portfolio of businesses, providing supply structuring, pricing and risk management services in connection with TXU Energy's retail energy activities. The trading operation also is responsible for the commodity price risk management of the fuel supply needs of TXU Energy's generation plants as well as the dispatch and sale of power from those plants. The trading operation manages TXU Energy's generation output in cojunction with the retail and wholesale energy portfolios.

     The trading operation is one of the largest volume energy traders in North America. As such, it leads TXU Energy's entry into selected regions in North America by gaining market intelligence through its trading activities and acquiring power generation capacity outside of Texas.

     The trading operation also pursues opportunities to manage risk for non-affiliated companies. As electricity markets are deregulated and natural gas markets continue to evolve, additional opportunities are created in the broader, more active trading markets and in the markets serving unregulated customers. These highly competitive markets demand that a wide array of services be offered, including term contracts with interruptible and firm deliveries, risk management, aggregation of supply, nominations, scheduling of deliveries and asset optimization strategies for both gas transportation capacity and gas storage, as well as power generation facilities.

     TXU Energy makes physical and financial purchases and sales of electricity and gas in the wholesale markets throughout North America and, beginning in 2002, in the ERCOT region. During 2001, TXU Energy entered into forward contracts within ERCOT for 2002 and beyond.

     In the course of providing comprehensive energy products and services to its diversified customer base, TXU Energy engages in energy price risk management activities. TXU Energy enters into short- and long-term physical contracts, financial contracts that are traded on exchanges and "over-the-counter", bilateral contracts with customers and long-term structured transactions.

     TXU Energy may buy and sell certain instruments to manage its exposure to price risk from existing contractual commitments as well as other energy related assets and liabilities. It may also enter into contracts to take advantage of opportunities presented by price differentials between commodities and by other market inefficiencies. In order to manage its exposure to the price risk associated with these instruments, TXU Energy has implemented trading policies and limits within the guidelines established by TXU Corp. It revalues its exposures daily using integrated energy systems to capture, value and mitigate the portfolio risks. A risk management forum meets regularly to ensure that trading practices comply with its prior approval of commodities, instruments, exchanges and markets. Trading risks are monitored and limits are enforced to comply with established TXU Corp. policy requirements. TXU Energy also periodically reviews these policies to ensure they are responsive to changing market and business conditions. These policies are designed to protect earnings, cash flows and credit ratings.

Energy Retail

                                                                                  2001       2000        1999
                                                                                  ----       ----        ----
ELECTRIC ENERGY SALES (GWh)*
       Residential ........................................................      38,797     38,680       35,612
       Commercial .........................................................      31,859     32,308       30,015
       Industrial .........................................................      25,076     25,307       24,915
       Government and municipal ...........................................       7,081      7,124        6,640
                                                                                -------    -------      -------
               Total general business .....................................     102,813    103,419       97,182
       Other electric utilities ...........................................       2,747      3,251        3,366
                                                                                -------    -------      -------
               Total electric energy sales ................................     105,560    106,670      100,548
                                                                                =======    =======      =======

ELECTRIC CUSTOMERS (end of year - in thousands) ...........................       2,728      2,672        2,612

     *Includes the historical results of US Holdings plus TXU SESCO.

     TXU Energy's historical service territory is located in the north-central, eastern and western parts of Texas, with an estimated population in excess of 7 million, about one-third of the population of Texas. Electric service is provided to over 2.7 million customers in 92 counties and 370 incorporated municipalities, including Dallas, Fort Worth, Arlington, Irving, Plano, Waco, Mesquite, Rowlett, Grand Prairie, Wichita Falls, Odessa, Midland, Carrollton, Tyler, Richardson and Killeen. The area is a diversified commercial and industrial center with substantial banking, insurance, telecommunications, electronics, aerospace, petrochemical and specialized steel manufacturing, and automotive and aircraft assembly. The territory served includes major portions of the oil and gas fields in the Permian Basin and East Texas, as well as substantial farming and ranching sections of the state.

     On January 1, 2002, all of US Holdings' 2.7 million electric service customers in Texas who did not choose a different REP automatically became customers of TXU Energy. TXU Energy is one of the largest competitive retailers of energy and energy services in the US. TXU Energy believes that the scale derived from a large retail portfolio provides the platform for a highly profitable operation by, among other things, reducing the cost of service and billing per customer. Applying a disciplined marketing approach to meeting the energy needs of customers presents a new opportunity. TXU Energy intends to emphasize its identification with the TXU brand and reputation. TXU Energy uses a value pricing approach by customizing its products to each customer segment with service enhancements that are known to be valued by customers in those segments. This is in contrast to competing primarily on price. With its approach, TXU Energy intends to achieve substantially higher customer loyalty and enhanced profit margins, while reducing the costs associated with customers frequently switching suppliers. To be successful, TXU Energy believes it must
(a) retain marketing talent, (b) segment customers, (c) build a strong brand,
(d) make a significant investment in infrastructure to achieve economies of scale, (e) have a large and substantial customer base from which to grow the business, and (f) effectively mitigate energy price risks.

     TXU Energy has invested heavily in customer-related infrastructure to prepare for the market opening. TXU Energy will use its customer relationships, technology operating platforms, marketing, customer service operations and customer loyalty to actively compete to retain its initial customer base and to add customers.

TXU Energy's retail operation is integrated with the trading operation to manage wholesale commodity counterparty credit, energy supply and commodity risks for the retail operations effectively.

     TXU Energy expects to have adequate power capacity to supply its price-to-beat customers from its power generation fleet, contracted power and third party projects under construction or in operation. In 2001, net capability was 23,776 MW (including 2,859 MW of firm purchased capability) compared to a firm peak load of 20,978 MW (including 999 MW of interruptible load) that occurred on July 27, 2001. Peak load in 2001 for the historical service territory decreased 2.1% from the prior year, primarily due to more normal summer weather than in the prior year.

     TXU Energy's retail operation, in its role as the marketing arm of the TXU Energy business portfolio, plans to expand its retail presence in other US regions where markets are open and favorable to competition. Scalable platforms and market knowledge have been developed across TXU Energy to achieve this objective. TXU Energy is currently one of the largest competitive retail providers of natural gas in upstate New York and expects to extend its presence in the Northeast and other areas through direct marketing and alliances with businesses having existing customer bases.

     TXU Energy is one of the largest providers of energy services for large commercial and industrial customers in the US. TXU Energy offers an integrated portfolio of energy supply products and services to these customers. Services include electricity infrastructure financing and management, energy information, management of energy consumption and billing and energy technology development and integration. Activities include energy equipment design, procurement and construction, energy monitoring, measurement and verification, energy supply and price risk management and ongoing operation and maintenance of energy infrastructure. With market opening, existing customer loyalty and strong brand should enable TXU Energy to further market value-added products and services to all classes of customers.

     Market segmentation and analysis has been performed to enable TXU Energy to retain and acquire high/medium value customers in its customer portfolio. TXU Energy expects that retail customers will have a significantly different credit profile than that associated with a traditional, required-to-serve utility customer. As such, TXU Energy is prepared to more aggressively manage the different level of customer credit risk.

     TXU Energy also will be the POLR for residential and small business customers in all areas of ERCOT where customer choice is available, except in its historical service area prior to deregulation, and for industrial customers in all areas of ERCOT, including its historical service areas. The POLR in Texas is a service that is awarded by the Commission by competitive bid. TXU Energy bid for and was awarded the contract to provide this POLR service for one six-month term at a fixed price (with the option to renew for one additional six-month term at prices set by the Commission).

COMPETITION

     The 1999 Restructuring Legislation restructured the electric utility industry in Texas. See US Electric Restructuring above for a discussion of the impact this will have on competition.

     Federal legislation such as the Public Utility Regulatory Policy Act of 1978 (PURPA) and the Energy Policy Act, as well as initiatives in various states, encourage wholesale competition among electric utility and non-utility power producers. Together with increasing customer demand for lower priced electricity and other energy services, these measures have accelerated the industry's movement toward a more competitive pricing and cost structure.

     The Energy Policy Act addresses a wide range of energy issues and is intended to increase competition in electric generation and broaden access to electric transmission systems. In addition, the Public Utility Regulatory Act
(PURA) impacts the Commission and its regulatory practices and encourages increased competition in the wholesale electric utility industry in Texas. Although US Holdings is unable to predict the ultimate impact of these and any other related regulations or legislation on the operations of TXU Energy and Oncor, it believes that such actions are consistent with the trend toward increased competition in the energy industry in Texas.

     As legislative, regulatory, economic and technological changes occur, the energy and utility industries are faced with increasing pressure to become more competitive while adhering to certain continued regulatory requirements. The level of competition is affected by a number of variables, including price, reliability of service, the cost of energy alternatives, new technologies and governmental regulations.

     As a result of the shift in emphasis toward greater competition, there is increasing pressure on energy services companies to reduce costs, including the cost of power, and tailor energy services to the specific needs of customers. Such competitive pressures among electric utility and non-utility power producers could result in the loss of some retail energy services customers and in opportunities to add new customers. TXU Energy intends to aggressively manage its operating costs and capital expenditures and plans to develop and implement strategies designed to provide success in an increasingly competitive environment.

     With the opening of competition in Texas, new entrants have installed or plan to install new capacity. New gas-fired capacity is generally more efficient to operate than existing gas/oil-fired capacity due to advances in operating efficiencies and other technological advances. However, base-load nuclear, lignite and coal plants have lower variable production costs than even new gas-fired plants at current annual average market gas prices. Due to the higher variable operating and fuel costs of its gas/oil-fired units, as compared to its lignite/coal and nuclear units, production from TXU Energy's gas/oil units will be more susceptible to being displaced by the more efficient units being constructed. This positions TXU Energy's gas/oil units to run during intermediate and peak load periods when prices are higher and provides more options for energy trading and hedging activities. While ERCOT reports that there is over 43,700 MW of proposed new plant capacity in the ERCOT region, TXU Energy believes actual new plant capacity will be significantly less. Further, it is unable to predict when or if any of TXU Energy's plants might become uneconomical to operate in competition with any new ERCOT capacity.

     TXU Energy believes that the ERCOT region presents an attractive competitive electric service market due to the following factors:

     o gas-fired plants are expected to set the price of generation during a substantial portion of the year, providing an opportunity for its nuclear and lignite/coal units to benefit from their fuel cost advantages;
     o peak load growth has averaged 4.7% per year and average load growth has averaged 4.4% per year during 1997 through 2000;
     o it is a sizeable market with over 57 gigawatts (GW) of peak demand and 33 GW of average demand;
     o    there is no mandatory pool structure; and
     o TXU Energy's plants are largely located in ERCOT, which has limited import capabilities.

     The wholesale power industry has numerous competitors, some of which may have more operating experience, more acquisition and development experience, larger staffs and/or greater financial resources than TXU Energy. Many competitors are seeking attractive opportunities to acquire or develop power generation facilities both in the US and abroad. This competition may affect TXU Energy's ability to make investments or acquisitions.

     TXU Energy competes with other energy merchants based on the ability to aggregate supplies at competitive prices from different sources and locations and to efficiently utilize transportation from third-party pipelines and transmission from electric utilities. These operations also compete against other energy marketers on the basis of their relative skills, financial position and access to credit sources. Competition means energy customers, wholesale energy suppliers and transporters may seek financial guarantees and other assurances that their energy contracts will be satisfied. As pricing information becomes increasingly available in the energy trading and marketing business and as deregulation in the electricity markets continues to accelerate, it is anticipated that the power generation, trading and risk management operations of TXU Energy will experience greater competition.

     Customers -- There are no individually significant unaffiliated customers upon which TXU Energy's business or results of operations are highly dependent.

REGULATION AND RATES

     See US Electric Restructuring above for a description of the various regulatory proceedings relating to the restructuring of the Texas electric industry and to US Holdings in particular.

     TXU Corp. is a holding company as defined in the Public Utility Holding Company Act of 1935. However, TXU Corp. and all of its subsidiary companies are exempt from the provisions of such Act, except Section 9(a)(2) which relates to the acquisition of securities of public utility companies and Section 33 which relates to the acquisition of foreign (non-US) utility companies.

     TXU Energy is subject to various federal, state and local regulations. (See discussion below and Environmental Matters.)

     TXU Energy is an exempt wholesale generator under the Federal Power Act and is subject to the jurisdiction of the Nuclear Regulatory Commission (NRC) with respect to nuclear power plants. NRC regulations govern the granting of licenses for the construction and operation of nuclear power plants and subject such plants to continuing review and regulation. TXU Energy also holds a power marketer license from the Federal Energy Regulatory Commission (FERC).

                                ELECTRIC DELIVERY

     The Electric Delivery segment consists of the transmission and distribution operations included in the reported historical results of US Holdings.

     Strategy -- As legislative, regulatory, economic and technological changes occur, the energy and utility industries are faced with increasing pressure to become more efficient while adhering to regulatory requirements. Oncor's strategy considers a number of variables, including price, reliability of service, the cost of energy alternatives, new technologies and governmental regulations.

     Oncor aggressively manages its operating costs and capital expenditures through streamlined business processes and is developing and implementing strategies to address an increasingly competitive environment. These strategies include initiatives to improve return on assets and to maximize value through new marketing programs.

     Electric Transmission -- Oncor is a member of ERCOT, an intrastate network of investor-owned entities, cooperatives, public entities, non-utility generators and power marketers. ERCOT is the regional reliability coordinating organization for member electric power systems in Texas, the Independent System Operator (ISO) of the interconnected transmission system of those systems, and is responsible for ensuring equal access to transmission service by all wholesale market participants in the ERCOT region. The transmission unit of Oncor has the flexibility to adapt to changing market and regulatory forces.

     The transmission business provides non-discriminatory wholesale open access to Oncor's transmission facilities through business practices consistent with the standard of conduct rules enacted by the Commission. The transmission system transverses almost 200,000 square miles of Texas and consists of over 14,000 circuit miles of transmission line and over 900 substations.

     The transmission business supports the operation of the ERCOT ISO and all ERCOT members, as well as Oncor's responsibilities and obligations to TXU Energy's wholesale and retail customers. The transmission business has planning, design, construction, operation and maintenance responsibility for the transmission grid and for the load serving substations. The transmission business is participating with the ISO and other ERCOT utilities to plan, design and obtain regulatory approval for and construct new transmission lines necessary to increase bulk power transfer capability and to remove existing limitations on the ERCOT transmission grid.

     Services are provided under tariffs approved by the Commission and the FERC. Transmission service offers the use of the transmission system for delivery of power over facilities operating at 60,000 volts and above. Transformation service offers the use of substation assets to transform voltage to below 60,000 volts. Other services offered by the transmission business include system impact studies, facilities studies, and maintenance of substations and transmission lines owned by other parties.

     The principal generating facilities of TXU Energy and load centers of Oncor are connected by 4,698 circuit miles of 345-kilovolt (kV) transmission lines and 9,859 circuit miles of 138- and 69-kV transmission lines.

     Oncor is connected by eight 345-kV lines to Reliant Energy Inc.; by three 345-kV, eight 138-kV and nine 69-kV lines to American Electric Power Company; by two 345-kV and eight 138-kV lines to the Lower Colorado River Authority; by four 345-kV and nine 138-kV lines to the Texas Municipal Power Agency; by one asynchronous High Voltage Direct Current interconnection to American Electric Power Company; and at several points with smaller systems operating wholly within Texas.

     Electric Distribution -- The Oncor distribution system supplies electricity to over 2.7 million customers (including 2.4 million residential customers and 350,000 commercial and industrial businesses). The electric distribution business consists of the ownership, management, construction, maintenance and operation of the distribution network within Oncor's certificated service area. The number of Oncor's distribution system customers has been growing an average of more than 2% a year.

     The 2.7 million formerly regulated electricity customers are free to choose from REPs who compete for their business. However, the REPs are now Oncor's customers. The changed character of customers, however, does not mean that delivering dependable energy is any less critical to Oncor's success. Service quality and reliability are of paramount importance to retail providers, their customers, and Oncor. Oncor intends to continue to build on its inherited tradition of low cost and high performance.

     Oncor's distribution network receives electricity from the transmission grid through power distribution substations and distributes electricity to end users and wholesale customers through 2,863 distribution feeders.

     The Oncor distribution network consists of 54,873 miles of overhead primary conductors, 22,102 miles of overhead secondary and street light conductors, 11,624 miles of underground primary conductors and 6,864 miles of underground secondary and street light conductors. The majority of the distribution system operates at 25-kV and 12.5-kV.

     Most of Oncor's T&D lines have been constructed over lands of others pursuant to easements or along public highways and streets as permitted by law. The T&D networks of Oncor are subject to the lien of Oncor's mortgage and deed of trust.

     Other -- Oncor Utility Solutions (North America) Company, a new company owned by TXU Gas that offers unregulated utility asset management services for cooperatives, municipally-owned and investor-owned utilities throughout North America, was launched in August 2001. The new business intends to use existing economies of scale, asset management processes and personnel to provide cost savings and/or reliability improvement to client network systems.

COMPETITION

     At the federal level, FERC Order No. 888 requires all FERC-jurisdictional electric public utilities to offer third parties wholesale transmission services under an open-access tariff.

     On January 3, 2002, the Supreme Court of Texas issued a mandate affirming the judgment of the Court of Appeals which held that the pricing provisions of the Commission's open access wholesale transmission rules, which had mandated the use of a particular rate setting methodology, were invalid because they exceeded the statutory authority of the Commission. On January 10, 2002, Reliant Energy Incorporated and the City Public Service Board of San Antonio each filed lawsuits in the Travis County, Texas District Court against the Commission and each of the entities to whom they had made payments for transmission service under the invalidated pricing rules for the period January 1, 1997 through August 31, 1999 seeking declaratory orders that, as a result of the application of the invalid pricing rules, the defendants owe unspecified amounts. US Holdings and TXU SESCO are named defendants in both suits. US Holdings is unable to predict the outcome of this litigation.

     Customers -- There are no individually significant unaffiliated customers upon which Oncor's business or results of operations are highly dependent.

     REGULATION AND RATES

     See US Electric Restructuring above for a description of the various regulatory proceedings relating to the restructuring of the Texas electric industry.

     Oncor is subject to various federal, state and local regulations. (See discussion below and Environmental Matters.) Oncor believes that it is not a public utility as defined in the Federal Power Act and has been advised by its counsel that it is not subject to general regulation under such Act.

     The Commission has original jurisdiction over transmission rates and services and over distribution rates and services in unincorporated areas and those municipalities that have ceded original jurisdiction to the Commission and has exclusive appellate jurisdiction to review the rate and service orders and ordinances of municipalities. Generally, PURA has prohibited the collection of any rates or charges by a public utility that does not have the prior approval of the Commission. Beginning January 1, 2002, the regulatory jurisdiction of the Commission and municipalities is affected by the 1999 Restructuring Legislation which, among other things, altered regulatory oversight over unbundled utility affiliates serving in Texas as power generation companies and REPs, such as TXU Energy. A result of both the 1999 Restructuring Legislation and growth of US Holdings' system operations outside Texas is that a smaller portion of the US Holdings system operations are now subject to comprehensive rate regulation by Texas regulatory authorities.

                              ENVIRONMENTAL MATTERS
                              ---------------------

     US Holdings and its subsidiaries are subject to various federal, state and local regulations dealing with air and water quality and related environmental matters.

     Air -- Under the Texas Clean Air Act, the Texas Natural Resource Conservation Commission (TNRCC) has jurisdiction over the permissible level of air contaminant emissions from, and permitting requirements for, generating facilities located within the State of Texas. In addition, the new source performance standards of the Environmental Protection Agency (EPA) promulgated under the Federal Clean Air Act, as amended (Clean Air Act), which have also been adopted by the TNRCC, are applicable to certain generating units. TXU Energy's generating units operate in compliance with applicable regulations, permits and emission standards promulgated pursuant to these Acts.

     The Clean Air Act includes provisions which, among other things, place limits on the SO2 emissions produced by generating units. In addition to the new source performance standards applicable to SO2, the Clean Air Act required that fossil-fueled plants meet certain SO2 emission allowances and NOx emission rates. TXU Energy's generating units meet the SO2 allowance requirements and NOx emission rates.

     To meet these SO2 requirements, the Clean Air Act provides for the annual allocation of SO2 emission allowances to utilities. Under the Clean Air Act, utilities are permitted to transfer allowances within their own systems and to buy or sell allowances from or to other utilities. The EPA grants a maximum number of allowances annually based on the amount of emissions from units in operation during the period 1985 through 1987. TXU Energy intends to utilize internal allocation of emission allowances within its system and, if cost effective, may purchase additional emission allowances to enable future electric generating units to meet the requirements of the Clean Air Act.

     In December 2000, the EPA published a notice that it intends to regulate the emissions of hazardous air pollutants, including mercury, from fossil fuel-fired power plants in the future. Regulations on mercury are expected to be proposed in 2003, issued in 2004 and become effective in 2007. TXU Energy is unable to predict the effects of these regulations. The EPA has issued rules for regional haze; the impact of these rules is unknown at this time because the TNRCC must implement the regional haze requirements.

     In December 1997, the Conference of the Parties of the United Nations Framework Convention on Climate Change adopted the Kyoto Protocol, which specifies targets and timetables for certain countries to reduce greenhouse gas emissions. The Bush Administration has indicated that the US will not support adoption of the Kyoto Protocol but will address greenhouse gas emissions through a recently announced greenhouse gas emissions policy. TXU Energy is unable to predict the impact, if any, of the Administration proposal or related legislation.

     Major air pollution control provisions of the 1999 Restructuring Legislation require a 50% reduction in NOx emissions from "grandfathered" electric utility generating units and a 25% reduction in SO2 emissions from "grandfathered" electric utility generating units by May 1, 2003. The "grandfathered" units must also obtain permits. This legislation also provides for an "opt-in" of permitted units as an alternative to achieve the same reductions, and recovery of reasonable environmental improvement costs as stranded costs upon approval by the Commission (see Stranded Cost Resolution within US Electric Restructuring above). All permits required by the 1999 Restructuring Legislation have been applied for and US Holdings has initiated a construction program to install control equipment to achieve the required reductions.

     In 2001, the Texas Clean Air Act was amended to require that "grandfathered" facilities apply for permits. Implementing regulations have not been finalized; however, TXU Energy and Oncor anticipate that the permits can be obtained for their "grandfathered" facilities without significant effects on the costs for operating these facilities.

     The TNRCC has also adopted revisions to its State Implementation Plan (SIP) rules that require an 89% reduction in NOx emissions from electric utility units in the Dallas-Fort Worth ozone non-attainment area and a 51% reduction in NOx emissions from electric utility units in East and Central Texas. The costs of SIP reductions are eligible for recovery as stranded costs provided they satisfy the standards for recovery of environmental improvement costs established by the 1999 Restructuring Legislation provisions (see Stranded Cost Resolution within US Electric Restructuring above). The cost of compliance will be reduced due to emission trading provisions in the rules.

     Estimates for the capital requirements related to the Clean Air Act (excluding mercury, regional haze and greenhouse gas emissions) are included in TXU Energy's estimated construction expenditures.

     Water -- The TNRCC, the EPA and the Railroad Commission of Texas (RRC) have jurisdiction over water discharges (including storm water) from all domestic facilities. TXU Energy's and Oncor's facilities are presently in compliance with applicable state and federal requirements relating to discharge of pollutants into the water. TXU Energy and Oncor hold all required waste water discharge permits from the TNRCC and the RRC for facilities in operation and have applied for or obtained necessary permits for facilities under construction. TXU Energy and Oncor believe they can satisfy the requirements necessary to obtain any required permits or renewals.

     Other -- Diversion, impoundment and withdrawal of water for cooling and other purposes are subject to the jurisdiction of the TNRCC. TXU Energy possesses all necessary permits for these activities from the TNRCC for its present operations.

     Treatment, storage and disposal of solid and hazardous waste are regulated at the state level under the Texas Solid Waste Disposal Act (Texas Act) and at the federal level under the Resource Conservation and Recovery Act of 1976, as amended, (RCRA) and the Toxic Substances Control Act (TSCA). The EPA has issued regulations under the RCRA and TSCA, and the TNRCC and the RRC have issued regulations under the Texas Act applicable to TXU Energy's facilities. TXU Energy has registered solid waste disposal sites and has obtained or applied for such permits as are required by such regulations.

     Under the federal Low-Level Radioactive Waste Policy Act of 1980, as amended, the State of Texas is required to provide, either on its own or jointly with other states in a compact, for the disposal of all low-level radioactive waste generated within the state. The State of Texas has agreed to a compact with the States of Maine and Vermont for a disposal facility that would be located in Texas. That compact was ratified by Congress and signed by the President in 1998. The State of Texas had proposed to license a disposal site in Hudspeth County, Texas, but in October 1998 the TNRCC denied that license application. No appeal was taken from the denial of the license application, and that denial is now final. The nature and extent of future efforts by the State of Texas to provide for a disposal site are presently uncertain. TXU Energy intends to continue to ship low-level waste material off-site for as long as an alternative disposal site is available. Should existing off-site disposal become unavailable, the low-level waste material will be stored on-site. TXU Energy's on-site storage capacity is expected to be adequate until other off-site facilities become available.

Item 3. LEGAL PROCEEDINGS

     US Holdings and its subsidiaries are party to lawsuits arising in the ordinary course of their businesses. US Holdings believes, based on its current knowledge and the advice of counsel, that the ultimate resolution of all such lawsuits and resulting claims would not have a material adverse effect on its financial position, results of operations or cash flows.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                     PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     All of US Holdings' common stock is owned by TXU Corp. Reference is made to
Note 10 to Financial Statements regarding limitations upon payment of dividends on common stock of US Holdings.

Item 6. SELECTED FINANCIAL DATA

     The information required hereunder for US Holdings is set forth under Selected Financial Data included in Appendix A to this report.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information required hereunder for US Holdings is set forth under Management's Discussion and Analysis of Financial Condition and Results of Operations included in Appendix A to this report.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The information required hereunder for US Holdings is set forth in Management's Discussion and Analysis of Financial Condition and Results of Operations included in Appendix A to this report.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required hereunder for US Holdings is set forth under Statement of Responsibility, Independent Auditors' Report, Statements of Consolidated Income, Statements of Consolidated Comprehensive Income, Statements of Consolidated Cash Flows, Consolidated Balance Sheets, Statements of Consolidated Common Stock Equity and Notes to Financial Statements included in Appendix A to this report.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

     Identification of Directors, business experience and other directorships:

                               Other Positions and

                                Offices Presently      Date First Elected as        Present Principal Occupation or
                              Held With US Holdings           Director                  Employment and Principal
                              (Current Term Expires    (Current Term Expires        Business (Preceding Five Years),
  Name of Director     Age        in May, 2002)            in May, 2002)                  Other Directorships
-------------------- ------- -----------------------  -------------------------  ---------------------------------------
H. Jarrell Gibbs        64          President               May 12, 2000         President of TXU Corp. and US Holdings;
                                                                                   prior thereto, Vice Chairman of the
                                                                                   Board of TXU Corp. and TXU Gas; prior
                                                                                   thereto, President of TXU Electric;
                                                                                   other directorships: Oncor, TXU Energy,
                                                                                   TXU Gas and TXU Europe Limited.

Michael J. McNally      47        Executive Vice         February 16, 1996       Executive Vice President and Chief President
                                                                                   Financial Officer of TXU Corp. and
                                                                                   Executive Vice President of US Holdings;
                                                                                   prior thereto, President, Transmission
                                                                                   Division of TXU Electric; other
                                                                                   directorships: Oncor, TXU Energy, TXU
                                                                                   Gas and TXU Europe Limited.

Erle Nye                64    Chairman of the Board      September 17, 1982      Chairman of the Board and Chief and Chief
                                                                                   Executive Executive of TXU Corp., Oncor,
                                                                                   TXU Energy, TXU Gas and US Holdings;
                                                                                   prior thereto, President and Chief
                                                                                   Executive of TXU Corp. and Chairman
                                                                                   of the Board and Chief Executive of
                                                                                   TXU Electric; other directorships:
                                                                                   TXU Corp., Oncor, TXU Energy, TXU
                                                                                   Gas and TXU Europe Limited.

R. A. Wooldridge       64               None                January 1, 2002      Partner in the law firm of Hunton & Williams;
                                                                                   other  directorships: Oncor, TXU Energy, TXU
                                                                                   Gas and TXU Europe Limited.

Directors of US Holdings receive no compensation in their capacity as Directors.

     Identification of Executive Officers and business experience:

                                 Positions and Offices      Date First Elected to
                                 Presently Held (Current   Present Offices (Current
                                      Term Expires              Term Expires             Business Experience
  Name of Officer      Age           in May, 2002)              in May, 2002)           (Preceding Five Years)
-------------------- --------    -----------------------   ----------------------- -------------------------------------

Erle Nye               64        Chairman of the Board       February 20, 1987     Chairman of the Board and Chief and
                                                                                     Chief Executive Executive of TXU
                                                                                     Corp., Oncor, TXU Energy, TXU Gas
                                                                                     and US Holdings; prior thereto,
                                                                                     President and Chief Executive of
                                                                                     TXU Corp. and Chairman of the
                                                                                     Board and Chief Executive of TXU
                                                                                     Electric.

H. Jarrell Gibbs       64              President              January 1, 2002      President  of TXU Corp. and US Holdings;
                                                                                     prior thereto, Vice Chairman of the
                                                                                     Board of TXU Corp. and TXU Gas; prior
                                                                                     thereto, President of TXU Electric.

Michael J. McNally     47            Executive Vice           January 1, 2002      Executive Vice Presidentand Chief President
                                                                                     Financial Officer of TXU Corp. and
                                                                                     Executive Vice Presidentof US Holdings;
                                                                                     prior thereto, President, Transmission
                                                                                     Division of TXU Electric.

Brian N. Dickie        46        President, TXU Energy       December 12, 2001     Executive Vice President of TXU Corp.
                                                                                     and President of TXU Energy; prior
                                                                                     thereto, Executive Vice President of
                                                                                     TXU Corp. and President of TXU Energy
                                                                                     Group; prior thereto, President and Chief
                                                                                     Operating Officer of BoozAllen & Hamilton,
                                                                                     Inc.; prior thereto, President, Worldwide
                                                                                     Commercial Business of BoozAllen
                                                                                     & Hamilton, Inc.

T. L. Baker            56           President, Oncor         December 10, 2001     President of Oncor and TXU Gas; prior
                                                                                     thereto, President TXU Electric; prior
                                                                                     thereto, President, Electric Service
                                                                                     Division of TXU Electric, TXU Gas
                                                                                     Distribution and TXU SESCO; prior
                                                                                     thereto, Executive Vice President
                                                                                     of TXU Electric; prior thereto, Senior
                                                                                     Vice President of TXU Electric.

There is no family relationship between any of the above-named Directors and Executive Officers.

Item 11. EXECUTIVE COMPENSATION

     US Holdings and its affiliates have paid or awarded compensation during the last three calendar years to the following Executive Officers for services in all capacities:

                           SUMMARY COMPENSATION TABLE

                                                Annual Compensation                   Long-Term Compensation
                                         ----------------------------------    --------------------------------------
                                                                                        Awards            Payouts
                                                                               -------------------------  -----------
                                                                  Other        Restricted   Securities                All Other
                                                                 Annual        Stock        Underlying    LTIP         Compen-
        Name and                          Salary     Bonus     Compen-sation    Awards       Options/      Payouts      sation
   Principal Position             Year     ($)      ($) (6)      ($) (7)        ($) (8)      SARs (#)      ($) (9)     ($) (10)
-------------------------         ------ ---------  ---------  ------------    ----------  -------------  ----------- -----------

Erle Nye, (1) (11) .............  2001    964,583    475,000       ---         694,375         ---         519,747     222,658
  Chairman of the Board           2000    950,000    380,000       ---         593,750         ---         399,793     218,101
  and Chief Executive             1999    908,333    475,000       ---         688,750         ---          61,016     184,892
  of the Company

David W. Biegler, (2) (12) .....  2001    650,000    162,500       ---         308,750         ---         155,015      97,406
  Group President of              2000    650,000    162,500       ---         308,750         ---               0      96,924
  the Company                     1999    641,667    164,000       ---         310,250         ---               0      81,509


T. L. Baker, (3) (11) ..........  2001    449,167    125,000       ---         230,750         ---         111,800      89,374
  President of the                2000    399,167    125,000       ---         219,500         ---          93,968      84,152
  Company                         1999    355,833    116,000       ---         199,250         ---          23,467      71,675

W. M. Taylor, (11) .............  2001    453,333    115,000       ---         220,750         ---         115,532      86,855
  President, Generation           2000    409,167    112,500       ---         209,250         ---          77,387      82,501
  Division                        1999    375,000     98,500       ---         184,000         ---          24,969      70,720

M. S. Greene, (4) (11) .........  2001    311,667     81,500       ---         153,500         ---          18,659      62,710
  President,                      2000    283,333     75,000       ---         142,500         ---           6,021      59,487
  Transmission Division           1999    255,833     63,500       ---         122,000         ---          18,304      51,454

H. Dan Farell, (5) .............  2001    304,583     80,500       ---         151,375         ---          61,290      47,455
  President,                      2000    279,583     70,000   (44,181)        135,250         ---           4,901      45,160
  Distribution Division           1999    258,750     60,500       680         120,125         ---          15,394      39,347

--------------

(1)  Compensation amounts represent compensation paid by TXU Corp.

(2) Mr. Biegler was elected Group President of TXU Electric effective May 12, 2000 and served in that capacity through May 11, 2001. Compensation amounts represent compensation paid by TXU Corp.

(3)  Mr. Baker was elected President of TXU Electric effective May 12, 2000.

(4)  Compensation amounts represent compensation paid by TXU Lone Star Pipeline.

(5) Mr. Farell was elected President, Distribution Division of TXU Electric effective May 12, 2000.

(6) Amounts reported as Bonus in the Summary Compensation Table are attributable to the named officer's participation in the TXU Annual Incentive Plan (AIP). Eligible officers of TXU Corp. and its participating subsidiaries with a title of Vice President or above participate in the AIP. Under the terms of the AIP as in effect for awards provided in 2001 and before, target incentive awards ranging from 40% to 75% of base salary, and a maximum award of 100% of base salary, are established. The percentage of the target or maximum actually awarded, if any, is dependent upon the attainment of per share net income goals established in advance by the TXU Corp. Organization and Compensation Committee (Committee), as well as the Committee's evaluation of the participant's and TXU Corp.'s performance. One-half of each award is paid in cash and reflected as Bonus in the Summary Compensation Table, and the remainder of the award is deferred and invested under the TXU Deferred and Incentive Compensation Plan (DICP) discussed in footnote (8). The AIP was amended with respect to awards to be provided beginning in 2002 so as to establish target incentive awards ranging from 20% to 75% of base salary, while retaining a maximum award of 100% of base salary, and to provide for the payment of the entire award, if any, in cash.

(7) The amounts reported for Mr. Farell as Other Annual Compensation consist of certain benefits provided under the standard TXU expatriate policy in connection with an extended assignment in Australia during 1999. The amount for 2000 represents the utilization of foreign tax credit carry forwards resulting from income taxes associated with such benefits paid on Mr. Farell's behalf in prior years. The amount for 1999 represents income taxes associated with benefits paid on Mr. Farell's behalf.

(8) Amounts reported as Restricted Stock Awards in the Summary Compensation Table are attributable to the named officer's participation in the DICP. Elected corporate officers of TXU Corp. and its participating subsidiaries with the title of Vice President or above are eligible to participate in the DICP. Participants in the DICP may defer a percentage of their base salary not to exceed a maximum percentage determined by the Committee for each plan year and in any event not to exceed 15% of the participant's base salary. Salary deferred under the DICP is included in amounts reported as Salary in the Summary Compensation Table. TXU Corp. makes a matching award (Matching Award) equal to 150% of the participant's deferred salary. In addition, one-half of any AIP award (Incentive Award) is deferred and invested under the DICP. Concurrently with the change in the AIP providing for payment of the full amount of AIP awards in cash beginning in 2002, the DICP was amended to eliminate future Incentive Awards. Matching Awards and Incentive Awards are subject to forfeiture under certain circumstances. Under the DICP, a trustee purchases TXU Corp. common stock with an amount of cash equal to each participant's deferred salary, Matching Award and Incentive Award, and accounts are established for each participant containing performance units (Units) equal to such number of common shares. DICP investments, including reinvested dividends, are restricted to TXU Corp. common stock, and the value of each unit credited to participants' accounts equals the value of a share of TXU Corp. common stock. On the expiration of the applicable maturity period (three years for Incentive Awards and five years for deferred salary and Matching Awards), the value of the participant's maturing accounts are paid in cash based upon the then current value of the Units; provided, however, that in no event will a participant's account be deemed to have a cash value which is less than the sum of such participant's deferred salary together with 6% per annum interest compounded annually. Beginning in 2002, participants may elect to defer amounts that would otherwise mature under the DICP, under and subject to the provisions of the Salary Deferral Program (SDP), discussed in footnote (10), provided that any such deferral election must be made at least 12 months prior to the date that the amount would otherwise mature under the DICP. The maturity period is waived if the participant dies or becomes totally and permanently disabled and may be extended under certain circumstances.

      Incentive Awards and Matching Awards that have been made under the DICP are included under Restricted Stock Awards in the Summary Compensation Table for each of the last three years. As a result of these awards, undistributed Incentive Awards and Matching Awards made under the DICP in prior years, and dividends reinvested thereon, the number and market value at December 31, 2001 of such Units (each of which is equal to one share of common stock) held in the DICP accounts for Messrs. Nye, Biegler, Baker, Taylor, Greene and Farell were 67,721 ($3,193,045), 29,445 ($1,388,332),
      22,345 ($1,053,567), 21,948 ($1,034,848), 14,930 ($703,950) and 14,467
      ($682,119), respectively.

(9) Amounts reported as LTIP Payouts in the Summary Compensation Table are attributable to the vesting and distribution of performance-based restricted stock awards under the Long-Term Incentive Compensation Plan (LTICP) and the distribution during the year of earnings on salaries previously deferred under the DICP.

      The LTICP is a comprehensive, stock-based incentive compensation plan providing for discretionary grants of common stock-based awards, including performance-based restricted stock. Outstanding awards of performance-based restricted stock to the named executive officers vest at the end of a three year performance period and provide for an ultimate distribution of from 0% to 200% of the number of shares initially awarded, based on TXU Corp.'s total return to shareholders over the three year period compared to the total return provided by the companies comprising the Standard & Poor's Electric Utility Index. Dividends on restricted shares are reinvested in TXU Corp. common stock and are paid in cash upon release of the restricted shares. Under the terms of the LTICP, the maximum amount of any award that may be paid in any one year to any of the named executive officers is the fair market value of 100,000 shares of TXU Corp.'s common stock determined as of the first day of such calendar year. The portion of any award that, based on such limitation, cannot be fully paid in any year is deferred until a subsequent year when it can be paid. Based on TXU Corp.'s total return to shareholders over the three year period ending March 31, 2001 compared to the returns provided by the companies comprising the Standard & Poor's Electric Utility Index, Messrs. Nye, Biegler, Baker, Taylor and Farell each received 50% of the restricted shares awarded in May of 1998, which stock was valued at $487,190, $155,015, $88,580, $88,580 and $44,290, respectively.

      Amounts reported also include earnings distributed during the year on salaries previously deferred under the DICP for Messrs. Nye, Baker, Taylor, Greene and Farell of $32,557, $23,220, $26,952, $18,659 and
      $17,000, respectively.

      As a result of restricted stock awards under the LTICP, and reinvested dividends thereon, the number of shares of restricted stock and the market value of such shares at December 31, 2001 held for Messrs. Nye, Biegler, Baker, Taylor, Greene and Farell were 256,714 ($12,104,065), 27,702 ($1,306,149), 37,065 ($1,747,615), 29,333 ($1,383,051), 16,135 ($760,765)
      and 16,135 ($760,765), respectively.

      As noted, salaries deferred under the DICP are included in amounts reported as Salary in the Summary Compensation Table. Amounts shown in the table below represent the number of shares purchased under the DICP with these deferred salaries for 2001 and the number of shares awarded under the LTICP:

             LONG-TERM INCENTIVE PLANS - AWARDS IN LAST FISCAL YEAR


                         Deferred and Incentive
                        Compensation Plan (DICP)              Long-Term Incentive Compensation Plan (LTICP)
                       --------------------------    --------------------------------------------------------------
                       Number of     Performance                      Performance
                        Shares,        or Other        Number of        or Other
                        Units or     Period Until    Shares, Units    Period Until     Estimated Future Payouts
                         Other        Maturation       or Other        Maturation     --------------------------
      Name             Rights (#)     or Payout       Rights (#)       or Payout      Minimum (#)    Maximum (#)
-------------------    ----------    ------------    -------------    ------------    -----------    -----------
Erle Nye ..........      4,449         5 Years          125,000          3 Years           0           250,000

David W. Biegler ..      2,966         5 Years            5,000          3 Years           0            10,000

T. L. Baker .......      2,145         5 Years           12,000          3 Years           0            24,000

W. M. Taylor ......      2,145         5 Years           10,000          3 Years           0            20,000

M. S. Greene ......      1,460         5 Years            7,000          3 Years           0            14,000

H. Dan Farell .....      1,437         5 Years            7,000          3 Years           0            14,000

(10) Amounts reported as All Other Compensation in the Summary Compensation Table are attributable to the named officer's participation in certain plans and as otherwise described in this footnote.

      Under the TXU Thrift Plan (Thrift Plan) all eligible employees of TXU Corp. and any of its participating subsidiaries may invest up to 16% of their regular salary or wages in common stock of TXU Corp., or in a variety of selected mutual funds. Under the Thrift Plan, TXU Corp. matches a portion of an employee's contributions. For plan years beginning prior to January 1, 2002, the matching contribution was an amount equal to 40%, 50% or 60% (depending on the employee's length of service) of the first 6% of such employee's contributions. Beginning January 1, 2002, the Thrift Plan was amended to increase the matching contribution to 75% (regardless of the employee's length of service) of the first 6% of the employee's contribution for employees covered under the traditional defined benefit component of the TXU Retirement Plan, and 100% (regardless of the employee's length of service) of the first 6% of the employee's contribution for employees covered under the cash balance component of the TXU Retirement Plan. All matching contributions are invested in common stock of TXU Corp. The amounts reported under All Other Compensation in the Summary Compensation Table include these matching amounts which, for Messrs. Nye, Biegler, Baker, Taylor, Greene and Farell were $6,120, $6,120, $6,120 $6,120, $6,120 and
      $6,120, respectively, during 2001.

      Under the SDP each employee of TXU Corp. and its participating subsidiaries whose annual salary is equal to or greater than an amount established under the SDP ($103,960 for the program year beginning April 1, 2001) may elect to defer up to 50% of annual base salary, and/or up to 100% of any bonus or incentive award, for a period of seven years, for a period ending with the retirement of such employee, or for a combination thereof. Beginning in 2002, participants may also elect to defer amounts that would otherwise mature under the DICP, under and subject to the provisions of the SDP, provided that any such deferral election must be made at least 12 months prior to the date that the amount would otherwise mature under the DICP. TXU Corp. makes a matching award, subject to forfeiture under certain circumstances, equal to 100% of up to the first 8% of salary deferred under the SDP; provided that employees who first become eligible to participate in the SDP on or after January 1, 2002, who are also eligible, or become eligible, to participate in the DICP, are not eligible to receive such SDP matching award. Salary and bonuses deferred under the SDP are included in amounts reported under Salary and Bonus, respectively, in the Summary Compensation Table. Deferrals are credited with earnings or losses based on the performance of investment alternatives under the SDP selected by each participant. At the end of the applicable maturity period, the trustee for the SDP distributes the deferrals and the applicable earnings in cash. The distribution is in a lump sum if the applicable maturity period is seven years. If the retirement option is elected, for distributions beginning prior to 2002, the distribution is in twenty annual installments, and for distributions beginning in 2002 and thereafter, the distribution is made in a number of annual installments selected in advance by the participant from 1 to 10 years or 15 years or 20 years. TXU Corp. is financing the retirement option portion of the SDP through the purchase of corporate-owned life insurance on the lives of participants. The proceeds from such insurance are expected to allow TXU Corp. to fully recover the cost of the retirement option. During 2001, matching awards, which are included under All Other Compensation in the Summary Compensation Table, were made for Messrs. Nye, Biegler, Baker, Taylor, Greene and Farell in the amounts of $77,167, $52,000, $35,933, $36,267, $31,167 and $24,367, respectively.

      Under the TXU Split-Dollar Life Insurance Program (Insurance Program), split-dollar life insurance policies are purchased for elected corporate officers of TXU Corp. and its participating subsidiaries with a title of Vice President or above, with a death benefit equal to four times their annual Insurance Program compensation. The Insurance Program was amended, effective January 1, 2002, such that eligibility for the Insurance Program will be further limited and the death benefit of participants' insurance policies will be equal to two, three or four times their annual Insurance Program compensation depending on the officer category of the participant and the date the participant first became eligible for the Insurance Program. New participants vest in the policies issued under the Insurance Program over a six-year period. TXU Corp. pays the premiums for the policies and has received a collateral assignment of the policies equal in value to the sum of all of its insurance premium payments. Although the Insurance Program is terminable at any time, it is designed so that if it is continued, TXU Corp. will fully recover all of the insurance premium payments it has made either upon the death of the participant or, if the assumptions made as to policy yield are realized, upon the later of 15 years of participation or the participant's attainment of age 65. During 2001, the economic benefit derived by Messrs. Nye, Biegler, Baker, Taylor, Greene and Farell from the term insurance coverage provided and the interest foregone on the remainder of the insurance premiums paid by TXU Corp. amounted to $139,371, $39,286, $47,320, $44,468, $25,423 and
      $16,968, respectively.

(11) TXU Corp. has entered into employment agreements with Messrs. Nye, Baker, Taylor and Greene as hereinafter described in this footnote.

      Effective June 1, 2000, TXU Corp. entered into an employment agreement with Mr. Nye. The agreement provides for Mr. Nye's continued service, through June 1, 2004 (Term), as TXU Corp.'s Chairman of the Board and Chief Executive. Under the terms of the agreement, Mr. Nye will, during the Term, be entitled to a minimum annual base salary of $950,000, eligibility for an annual bonus under the terms of the AIP, and minimum annual restricted stock awards of 40,000 shares under the LTICP. The agreement also provides for the funding of the retirement benefit to which Mr. Nye will be entitled under TXU Corp.'s supplemental retirement plan in an amount determined in accordance with the standard formula under such plan. Additionally, the agreement entitles Mr. Nye to certain severance benefits in the event he is terminated without cause during the Term, including a payment equal to the greater of his annualized base salary and target bonus, or the total amount of base salary and target bonuses he would have received for the remainder of the Term; a payment in lieu of foregone and forfeited incentive compensation; and health care benefits. The agreement also provides for compensation and benefits under certain circumstances following a change-in-control of TXU Corp. during the Term, including a payment equal to the greater of three times his annualized base salary and target bonus, or the total base salary and bonus he would have received for the remainder of the Term; a payment in lieu of foregone and forfeited incentive compensation; health care benefits and a tax gross-up payment to offset any excise tax which may result from such change-in-control payments.

      TXU Corp. entered into an employment agreement with Mr. Baker effective July 1, 2000. The employment agreement provides for the continued service by Mr. Baker through June 30, 2003 (Term). In May 2001, the agreement was amended to extend the Term to June 30, 2004. Under the terms of the agreement, Mr. Baker will, during the Term, be entitled to a minimum annual base salary of $420,000, eligibility for an annual bonus under the terms of the AIP, and minimum restricted stock awards of 12,000 shares under the LTICP. Additionally, the agreement entitles Mr. Baker to certain severance benefits in the event he is terminated without cause during the Term, including a payment equal to the greater of his annualized base salary and target bonus, or the total amount of base salary and bonuses he would have received for the remainder of the Term; a payment in lieu of foregone and forfeited incentive compensation; and health care benefits. The agreement also provides for compensation and benefits under certain circumstances following a change-in-control of TXU Corp. during the Term, including a payment equal to three times his annualized base salary and target bonus; a payment in lieu of foregone and forfeited incentive compensation; health care benefits and a tax gross-up payment to offset any excise tax which may result from such change-in-control payments.

      TXU Corp. entered into an employment agreement with Mr. Taylor effective July 1, 2000. The employment agreement provides for the continued service by Mr. Taylor through June 30, 2003 (Term). In May 2001, the agreement was amended to extend the Term to June 30, 2004. Under the terms of the agreement, Mr. Taylor will, during the Term, be entitled to a minimum annual base salary of $430,000, eligibility for an annual bonus under the terms of the AIP, and minimum restricted stock awards of 10,000 shares under the LTICP. Additionally, the agreement entitles Mr. Taylor to certain severance benefits in the event he is terminated without cause during the Term, including a payment equal to the greater of his annualized base salary and target bonus, or the total amount of base salary and bonuses he would have received for the remainder of the Term; a payment in lieu of foregone and forfeited incentive compensation; and health care benefits. The agreement also provides for compensation and benefits under certain circumstances following a change-in-control of TXU Corp. during the Term, including a payment equal to three times his annualized base salary and target bonus; a payment in lieu of foregone and forfeited incentive compensation; health care benefits and a tax gross-up payment to offset any excise tax which may result from such change-in-control payments.

      TXU Corp. entered into an employment agreement with Mr. Greene effective July 1, 2000. The employment agreement provides for the continued service by Mr. Greene through June 30, 2003 (Term). In May 2001, the agreement was amended to extend the Term to June 30, 2004. Under the terms of the agreement, Mr. Greene will, during the Term, be entitled to a minimum annual base salary of $300,000, eligibility for an annual bonus under the terms of the AIP, and minimum restricted stock awards of 5,000 shares under the LTICP. Additionally, the agreement entitles Mr. Greene to certain severance benefits in the event he is terminated without cause during the Term, including a payment equal to the greater of his annualized base salary and target bonus, or the total amount of base salary and bonuses he would have received for the remainder of the Term; a payment in lieu of foregone and forfeited incentive compensation; and health care benefits. The agreement also provides for compensation and benefits under certain circumstances following a change-in-control of TXU Corp. during the Term, including a payment equal to three times his annualized base salary and target bonus; a payment in lieu of foregone and forfeited incentive compensation; health care benefits and a tax gross-up payment to offset any excise tax which may result from such change-in-control payments.

(12) Mr. Biegler retired effective December 31, 2001, and in connection with his retirement, entered into an agreement with TXU Corp. which provides, among other things, for the payment of certain supplemental retirement compensation over his life and the life of his spouse, and the waiver of the forfeiture provisions contained in his outstanding restricted stock award agreements.

      As a part of the acquisition of ENSERCH Corporation (renamed TXU GAS), options to purchase the common stock of TXU Gas, which had been granted to various employees of TXU Gas, were converted into options to acquire common shares of TXU Corp. The table below shows, for each of the named officers, the information specified with respect to exercised, exercisable and unexercisable options under all existing stock option plans, converted into shares of TXU Corp.'s common stock into which such options became exercisable at the time of the TXU Gas acquisition.

                 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR

                                                     Number Of Securities            Value of Unexercised
                                                    Underlying Unexercised               In-the-Money
                         Shares                           Options at                      Options at
                        Acquired                       December 31, 2001               December 31, 2001
                           on         Value                   (#)                             ($)
                        Exercise    Realized     ----------------------------    ----------------------------
        Name              (#)          ($)       Exercisable    Unexercisable    Exercisable    Unexercisable
--------------------    --------    ---------    -----------    -------------    -----------    -------------
Erle Nye ...........           0            0              0                0              0                0
David W. Biegler ...      82,298    1,575,457         47,480                0      1,151,171                0
T. L. Baker ........           0            0              0                0              0                0
W. M. Taylor .......           0            0              0                0              0                0
M. S. Greene .......           0            0              0                0              0                0
H. Dan Farell ......           0            0              0                0              0                0

      TXU Corp. and its subsidiaries maintain retirement plans (TXU Retirement
Plan) which are qualified under applicable provisions of the Internal Revenue Code of 1986, as amended (Code). Annual retirement benefits under the traditional defined benefit component of the TXU Retirement Plan, which applied to each of the named officers during 2001, are computed as follows: for each year of accredited service up to a total of 40 years, 1.3% of the first $7,800, plus 1.5% of the excess over $7,800, of the participant's average annual earnings during his or her three years of highest earnings. During 2001, employees, other than employees subject to collective bargaining requirements, who were participating under the traditional defined benefit component of the TXU Retirement Plan were given a one-time irrevocable election to continue their participation under such traditional defined benefit component, or to convert to a new cash balance component effective January 1, 2002. Under this new cash balance component, hypothetical accounts, which reflect the participant's benefit under the plan, are established for participants. Participants' accounts are credited with monthly contribution credits equal to a percentage of the participant's compensation (3.5%, 4.5%, 5.5% or 6.5%, depending on the participant's combined age and years of service), and interest credits based upon the average yield of the 30-year Treasury bond rate for the 12 months ending November 30 of the prior year. As of January 1, 2002, the benefit of employees who chose to convert to the new cash balance component was the actuarial equivalent of their accrued benefit under the traditional defined benefit component. All employees who begin their participation in the TXU Retirement Plan on or after January 1, 2002, will participate under this cash balance component. Amounts reported under Salary for the named executive officers in the Summary Compensation Table approximate earnings as defined under the traditional defined benefit component of the TXU Retirement Plan without regard to any limitations imposed by the Code. Benefits paid under the traditional defined benefit component of the TXU Retirement Plan are not subject to any reduction for Social Security payments but are limited by provisions of the Code. As of December 31, 2001, years of accredited service under the TXU Retirement Plan for Messrs. Nye, Biegler, Baker, Taylor, Greene and Farell were 39, 4, 31, 33, 31 and 27, respectively.

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

      Before the TXU Gas acquisition, Mr. Biegler earned retirement benefits under the Retirement and Death Benefit Program of 1969 of ENSERCH Corporation and Participating Subsidiary Companies (ENSERCH Retirement Plan) which was merged into, and became a part of, the TXU Retirement Plan effective December 31, 1997. In connection with this plan merger, the TXU Retirement Plan was amended to provide that the retirement benefit of certain TXU Gas employees will equal the sum of (1) their accrued benefit under the ENSERCH Retirement Plan through the last pay period of 1997 and (2) their accrued benefit under the TXU Retirement Plan beginning with the first pay period of 1998; provided that the aggregate retirement benefit earned under the traditional defined benefit component of the plans can be no less than the retirement benefit which would have been earned had all service under the traditional defined benefit component been under the ENSERCH Retirement Plan. Mr. Biegler, whose employment with TXU Corp. began August 5, 1997, is treated in a similar manner. Amounts reported for Mr. Biegler under Salary and Bonus in the Summary Compensation Table approximate earnings as defined by the ENSERCH Retirement Plan without regard to any limitations imposed by the Code. Benefits paid under the ENSERCH Retirement Plan are not subject to any reduction for Social Security payments but are limited by provisions of the Code. As of Mr. Biegler's retirement date of December 31, 2001, he had 29 years of accredited service under the ENSERCH Retirement Plan and, as previously noted, 4 years of accredited service under the TXU Retirement Plan.

                           ENSERCH PENSION PLAN TABLE

                                     Years of Service
              ------------------------------------------------------------------
Remuneration     20        25         30          35          40          45
------------  --------  --------  ----------  ----------  ----------  ----------
    $ 50,000  $ 12,500  $ 15,625  $   18,750  $   21,875  $   23,125  $   24,375
     100,000    29,418    36,773      44,127      51,482      54,982      56,482
     200,000    64,418    80,523      96,627     112,732     117,732     122,732
     400,000   134,418   168,023     201,627     235,232     245,232     255,232
     800,000   274,418   343,023     411,627     480,232     500,232     520,232
   1,000,000   344,418   430,523     516,627     602,732     627,732     652,732
   1,400,000   484,418   605,523     726,627     847,732     882,732     917,732
   1,800,000   624,418   780,523     936,627   1,092,732   1,137,732   1,182,732
   2,000,000   694,418   868,023   1,041,627   1,215,232   1,265,232   1,315,232

      TXU Corp.'s supplemental retirement plans (Supplemental Plan) provide for the payment of retirement benefits which would otherwise be limited by the Code or the definition of earnings in the TXU Retirement Plan or the ENSERCH Retirement Plan, as applicable. Under the Supplemental Plan, retirement benefits are calculated in accordance with the same formula used under the applicable qualified plan, except that, with respect to calculating the portion of the Supplemental Plan benefit attributable to service under the defined benefit component of the TXU Retirement Plan, earnings also include AIP awards (50% of the AIP award is reported under Bonus for the named officers in the Summary Compensation Table). The tables set forth above illustrate the total annual benefit payable at retirement under the TXU Retirement Plan and the ENSERCH Retirement Plan, respectively, inclusive of benefits payable under the Supplemental Plan, prior to any reduction for earlier-than-normal or a contingent beneficiary option which may be selected by participants.

      The following report and performance graph are presented herein for information purposes only. This information is not required to be included herein and shall not be deemed to form a part of this report to be "filed" with the Securities and Exchange Commission. The report set forth hereinafter is the report of the Organization and Compensation Committee of the Board of Directors of TXU Corp. and is illustrative of the methodology utilized in establishing the compensation of executive officers of US Holdings. References in the report to the "Company" are references to TXU Corp. and references to "this proxy statement" are references to TXU Corp.'s proxy statement in connection with TXU Corp.'s 2002 annual meeting of shareholders.

                 ORGANIZATION AND COMPENSATION COMMITTEE REPORT
                            ON EXECUTIVE COMPENSATION

      The Organization and Compensation Committee of the Board of Directors (Committee) is responsible for reviewing and establishing the compensation of the executive officers of the Company. The Committee consists of all of the directors of the Company who are not employees or former employees of the Company and is chaired by J. E. Oesterreicher. The Committee has directed the preparation of this report and has approved its content and submission to the shareholders.

      As a matter of policy, the Committee believes that levels of executive compensation should be based upon an evaluation of the performance of the Company and its officers generally, as well as in comparison to persons with comparable responsibilities in similar business enterprises. Compensation plans should align executive compensation with returns to shareholders with due consideration accorded to balancing both long-term and short-term objectives. The overall compensation program should provide for an appropriate and competitive balance between base salaries and performance-based annual and long-term incentives. The Committee has determined that, as a matter of policy to be implemented over time, the base salaries of the officers will be established around the median, or 50th percentile, of the base salaries provided by other large energy companies, or other relevant market, and that opportunities for total direct compensation (defined as the sum of base salaries, annual incentives and long-term incentives) to reach the 75th percentile, or above, of such market or markets will be provided through annual and long-term performance-based incentive compensation plans. Such compensation principles and practices have allowed, and should continue to allow, the Company to attract, retain and motivate its key executives.

      In furtherance of these policies, nationally recognized compensation consultants have been retained to assist the Committee in its periodic reviews of compensation and benefits provided to officers. The consultants' evaluations include comparisons to the largest utilities and energy companies as well as to general industry with respect both to the level and composition of officers' compensation.

      The compensation of the officers of the Company consists principally of base salaries, the opportunity to earn an incentive award under the Annual Incentive Plan (AIP), awards of performance-based restricted shares under the Long-Term Incentive Compensation Plan (Long-Term Plan) and the opportunity to participate in the Deferred and Incentive Compensation Plan (DICP). Awards under the AIP are directly related to annual performances as evaluated by the Committee. The ultimate value of any awards of performance-based restricted shares under the Long-Term Plan, as well as the value of future payments under the DICP are directly related to the future performance of the Company's common stock. It is anticipated that performance-based incentive awards under the AIP and the Long-Term Plan, will, in future years, continue to constitute a substantial percentage of the officers' total compensation.

      During 2001, a comprehensive review of compensation and benefits provided to officers and other employees was completed. The purpose of the review which was conducted with the assistance of independent compensation and benefit consultants, was to assure that the Company's compensation and benefit plans continue to be appropriately competitive in the markets in which the Company and its subsidiaries operate. Recommendations arising from the review were considered by the Committee and the Board of Directors, and generally are being implemented. Changes in benefits related principally to employees in the United States and included adoption of a cash balance retirement formula, increases in the Company match under the employee savings plan, implementation of flexible health and welfare benefits and limitations on the Company's contributions towards the cost of post-retirement medical benefits for persons who retire in the future. Changes in officers' compensation plans are more fully described elsewhere in this report and proxy statement, and generally are intended to facilitate the inclusion of Company and subsidiary officers in a common framework of annual and long-term incentive opportunities.

      The AIP, which was first approved by the shareholders in 1995 and reapproved in 2000, is administered by the Committee and provides an objective framework within which annual performance can be evaluated by the Committee. Depending on the results of such performance evaluations, and the attainment of the per share net income goals established in advance, the Committee may provide annual incentive compensation awards to eligible officers. In 2001 the evaluation of each individual participant's performance was based on the attainment of individual and business unit objectives. As amended in 2001 with respect to awards that may be provided in 2002 and thereafter, the evaluation of each individual participant's performance may be based upon the attainment of a combination of corporate, group, business unit, function and/or individual objectives. The Company's annual performance is evaluated based upon its total return to shareholders, return on invested capital and earnings growth, as well as other measures including competitiveness, service quality and employee safety. The combination of individual and Company results, together with the Committee's evaluation of the competitive level of compensation which is appropriate for such results, determines the amount, if any, actually awarded. The AIP was also amended in 2001 to provide for the participation of certain officers of subsidiaries and to provide for the payment of awards in cash thereby eliminating the requirement that the receipt of 50% of such awards be deferred.

      The Long-Term Plan, which was first approved by the shareholders in 1997 is also administered by the Committee and is a comprehensive stock-based incentive compensation plan under which all awards are made in, or based on the value of, the Company's common stock. The Long-Term Plan provides that, in the discretion of the Committee, awards may be in the form of stock options, stock appreciation rights, performance and/or restricted stock or stock units or in any other stock-based form. The purpose of the Long-Term Plan is to provide performance-related incentives linked to long-term performance goals. Such performance goals may be based on individual performance and/or may include criteria such as absolute or relative levels of total shareholder return, revenues, sales, net income or net worth of the Company, any of its subsidiaries, business units or other areas, all as the Committee may determine. Awards under the Long-Term Plan provided to the officers of the Company have all been in the form of performance based restricted stock as more fully described hereinafter. Awards under the Long-Term Plan constitute the principal long-term component of officers' compensation.

      As required by Section 162(m) of the Internal Revenue Code relating to the deductibility of compensation, the Long-Term Plan, as amended to increase the maximum aggregate number of shares that may be issued pursuant to awards under the Plan, is being submitted for reapproval by the shareholders. Detailed information concerning this proposal is contained on pages 23 through 26 of this proxy statement. The reapproval is being requested so as to comply with the Internal Revenue Code and to increase the number of shares that may be awarded under the plan. The Committee believes that the Long-Term Plan is an important and appropriate component of officers' compensation and recommends that the shareholders vote in favor of reapproval.

      In establishing levels of executive compensation at its May 2001 meeting, the Committee reviewed various performance and compensation data, including the performance measures under the AIP and the report of its compensation consultant. Information was also gathered from industry sources and other published and private materials which provided a basis for comparing the largest electric and gas utilities and other survey groups representing a large variety of business organizations. Included in the data considered were the comparative returns provided by the largest electric and gas utilities as represented by the returns of the Standard & Poor's Electric Utility Index which are reflected in the graph on page 20. Compensation amounts were established by the Committee based upon its consideration of the above comparative data and its subjective evaluation of Company and individual performance at levels consistent with the Committee's policy relating to total direct compensation.

      At its meeting in May 2001, the Committee provided awards of performance-based restricted shares under the Long-Term Plan to certain officers, including the Chief Executive. Information relating to awards made to the named executive officers is contained in the Table on page 10 of this proxy statement. The ultimate value of those awards, if any, will be determined by the Company's total return to shareholders over a three year period compared to the total return for that period of the companies comprising the Standard & Poor's Electric Utility Index. Depending upon the Company's relative total return for such period, the officers may earn from 0% to 200% of the original award, and their compensation is, thereby, directly related to shareholder value. Awards granted in May 2001 contemplate that 200% of the original award will be provided if the Company's total return is in the 81st percentile or above of the returns of the companies comprising the Standard & Poor's Electric Utility Index and that such percentage of the original award will be reduced as the Company's return compared to the returns provided by the companies in the Index declines so that 0% of the original award will be provided if the Company's return is in the 40th percentile or below of returns provided by the companies comprising the Index. These awards, and any awards that may be made in the future, are based upon the Committee's evaluation of the appropriate level of long-term compensation consistent with its policy relating to total direct compensation.

      Additionally, with respect to the Long-Term Plan, the Committee, at its meeting in May 2001, considered the performance-based restricted stock awards provided to certain officers in May of 1998. Based upon its review and comparison of the Company's total return to the returns provided by the companies comprising the Standard & Poor's Electric Utility Index, the Committee determined that the Company's performance during the three year performance period ending in March of 2001 permitted the payment of 50% of such 1998 awards. Payments of these awards were made in the form of the Company's stock and cash, and, for Messrs. Nye, Biegler, Gibbs and McNally, the value of the stock at the date of distribution is included in the LTIP Payouts column of the Summary Compensation Table on page 8 of this proxy statement.

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

      As previously reported, the Committee recommended, and the Board subsequently approved, employment contracts with certain officers including the Chief Executive. Such agreements with Messrs. Nye, Dickie and McNally, as well as the agreement entered into with Mr. Gibbs in June 2001, are described in footnote 6 on pages 12 and 13 of the proxy statement.

      In May 2001 the Committee increased Mr. Nye's base salary as Chief Executive to an annual rate of $975,000 representing a $25,000 or 2.6% increase over the amount established for Mr. Nye in May of 2000. Based upon the Committee's evaluation of individual and Company performance, as called for by the AIP, the Committee provided Mr. Nye with an AIP award of $950,000 compared to the prior year's award of $760,000. The Committee also awarded 125,000 shares of performance-based restricted stock to Mr. Nye. Under the terms of the award, Mr. Nye can earn from 0% to 200% of the award, depending on the Company's total return to shareholders over a three-year period (April 1, 2001 through March 31, 2004) compared to the total return provided by the companies comprising the Standard & Poor's Electric Utility Index. This level of compensation was established based upon the Committee's subjective evaluation of the information described in this report. In addition, as previously noted in this report, the Committee approved the payment of 50% of the 1998 performance-based restricted stock awards under the Long-Term Plan, which for Mr. Nye was 11,000 shares.

      In discharging its responsibilities with respect to establishing officers' compensation, the Committee has normally considered such matters at its May meetings including its May 2001 meeting. Beginning in 2002, the Committee is expected to consider officers' compensation matters at its February meetings and to report to the shareholders on these matters in the following years' proxy statement. Although Company management may be present during Committee discussions of officers' compensation, Committee decisions with respect to the compensation of the Chief Executive are reached in private session without the presence of any member of Company management.

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

                     Organization and Compensation Committee

           J. E. Oesterreicher, Chair              Jack E. Little
           Derek C. Bonham                         Margaret N. Maxey
           William M. Griffin                      Charles R. Perry
           Kerney Laday                            Herbert H. Richardson

                                PERFORMANCE GRAPH

      The following graph compares the performance of TXU Corp's common stock to the S&P 500 Index and S&P Electric Utility Index for the last five years. The graph assumes the investment of $100 at December 31, 1996 and that all dividends were reinvested. The amount of the investment at the end of each year is shown in the graph and in the table which follows.

                            Cumulative Total Returns
                        for the Five Years Ended 12/31/01



                              [GRAPH APPEARS HERE]



                                   1996    1997    1998    1999    2000    2001
                                   ----    ----    ----    ----    ----    ----
TXU Corp. .......................   100     108     128     103     138     155
S&P 500 Index ...................   100     133     171     208     189     166
S&P Electric Utility Index ......   100     126     146     118     180     166

Item 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security ownership of certain beneficial owners at December 31, 2001:

                                            Amount and Nature
                       Name and Address       Of Beneficial
   Title of Class     of Beneficial Owner       Ownership       Percent of Class
 ------------------   -------------------   -----------------   ----------------

    Common stock,          TXU Corp.        51,122,600 shares        100.0%
 without par value,       Energy Plaza       sole voting and
   of US Holdings      1601 Bryan Street     investment power
                      Dallas, Texas 75201

Security ownership of management at February 20, 2002:

      The following lists the common stock of TXU Corp. owned by the Directors and Executive Officers of US Holdings. The named individuals have sole voting and investment power for the shares of common stock reported. Ownership of such common stock by the Directors and Executive Officers, individually and as a group, constituted less than 1% of the outstanding shares at February 20, 2002. None of the named individuals own any of the preferred stock of US Holdings or the preferred securities of any subsidiaries of US Holdings.

                                                Number of Shares
                               -------------------------------------------------
                Name           Beneficially Owned   Deferred Plan (1)    Total
                ----           ------------------   -----------------    -----

T. L. Baker .................         86,350              30,969         117,319

David W. Biegler ............         79,601 (2)          40,682         120,283

H. Dan Farell ...............         30,005              20,577          50,582

H. Jarrell Gibbs ............         77,607              40,712         118,319

M. S. Greene ................         28,265              21,176          49,441

Michael J. McNally ..........        118,200              36,489         154,689

Erle Nye ....................        449,812              90,194         540,006

W. M. Taylor ................         59,090              31,049          90,139

R. A. Wooldridge ............          8,446                   0           8,446

All Directors and
  Executive Officers
  as a group (9) ...........         937,376             311,848       1,249,224
-----------------

(1) Share units held in deferred compensation accounts under the Deferred and Incentive Compensation Plan. Although this plan allows such units to be paid only in the form of cash, investments in such units create essentially the same investment stake in the performance of TXU Corp.'s common stock as do investments in actual shares of common stock.

(2) Shares reported include 31,653 shares subject to stock options exercisable within sixty days.

Item 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      R. A. Wooldridge, a Director of US Holdings, is a partner of Hunton and Williams, which provides legal services to US Holdings.

                                     PART IV

Item 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

                                                                                           Page
                                                                                           ----
(a)   Documents filed as part of this Report:

      Financial Statements (included in Appendix A to this report):

      Selected Financial Data - Consolidated Financial and Operating Statistics .......... A-2
      Management's Discussion and Analysis of Financial Condition
        and Results of Operations ........................................................ A-4
      Statement of Responsibility ........................................................ A-13
      Independent Auditors' Report ....................................................... A-14
      Statements of Consolidated Income for each of the three years in the period ended December 31, 2001 ................................................... A-15
      Statements of Consolidated Comprehensive Income for each of the three years in the period ended December 31, 2001 ................................ A-15
      Statements of Consolidated Cash Flows for each of the three years in the period ended December 31, 2001 ............................................... A-16
      Consolidated Balance Sheets, December 31, 2001 and 2000 ............................ A-17
      Statements of Consolidated Shareholders' Equity for each of the three years in the period ended December 31, 2001 ...................................... A-18
      Notes to Financial Statements ...................................................... A-19

      The consolidated financial statement schedules are omitted because of the absence of the conditions under which they are required or because the required information is included in the consolidated financial statements or notes thereto.

(b)   Reports on Form 8-K:

      Reports on Form 8-K filed since September 30, 2001, are as follows:

      Date of Report                  Item Reported
      --------------                  -------------
      October 25, 2001                Item 5.  Other Events
      December 13, 2001               Item 5.  Other Events
      December 20, 2001               Item 5.  Other Events
      December 28, 2001               Item 5.  Other Events
      January 16, 2002                Item 5.  Other Events
      January 24, 2002                Item 5.  Other Events

(c)   Exhibits:

      Included in Appendix B to this report.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, TXU US Holdings Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     TXU US HOLDINGS COMPANY

Date:   March 14 , 2002              By:              /s/  ERLE NYE
                                          --------------------------------------
                                           (Erle Nye, Chairman of the Board and
                                                     Chief Executive)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of TXU US Holdings Company and in the capacities and on the date indicated.

                        Signature                                    Title                    Date
                        ---------                                    -----                    ----
/s/                  ERLE NYE                                 Principal Executive
-----------------------------------------------------------   Officer and Director
  (Erle Nye, Chairman of the Board and Chief Executive)


/s/               MICHAEL J. McNALLY                          Principal Financial
-----------------------------------------------------------   Officer and Director
                 (Michael J. McNally)


/s/                BIGGS C. PORTER                            Principal Accounting
-----------------------------------------------------------   Officer
            (Biggs C. Porter, Controller)

/s/               H. JARRELL GIBBS                            Director                   March 14, 2002
-----------------------------------------------------------
                 (H. Jarrell Gibbs)


/s/               R. A. WOOLDRIDGE                            Director
-----------------------------------------------------------
                 (R. A. Wooldridge)

                                                                      Appendix A

TXU US HOLDINGS COMPANY AND SUBSIDIARIES

INDEX TO FINANCIAL INFORMATION
December 31, 2001

                                                                                                     Page
Selected Financial Data - Consolidated Financial and Operating Statistics .........................   A-2

Management's Discussion and Analysis of Financial Condition and Results of Operations .............   A-4

Statement of Responsibility .......................................................................  A-13

Independent Auditors' Report ......................................................................  A-14

Financial Statements:

   Statements of Consolidated Income and Comprehensive Income .....................................  A-15

   Statements of Consolidated Cash Flows ..........................................................  A-16

   Consolidated Balance Sheets ....................................................................  A-17

   Statements of Consolidated Shareholders' Equity ................................................  A-18

   Notes to Financial Statements ..................................................................  A-19

                    TXU US HOLDINGS COMPANY AND SUBSIDIARIES
                             SELECTED FINANCIAL DATA
                        CONSOLIDATED FINANCIAL STATISTICS

                                                                                   Year Ended December 31,
                                                                    ---------------------------------------------------
                                                                      2001       2000        1999       1998      1997
                                                                    -------    -------     -------    -------   -------
                                                                            (Millions of Dollars, except ratios)
Total assets -- end of year                                         $18,521    $18,816     $18,108    $18,405   $18,824
-----------------------------------------------------------------------------------------------------------------------
Property, plant and equipment - net -- end of year ...............  $15,468    $15,324     $15,243    $15,409   $15,720
  Capital expenditures ...........................................      760        689         554        496       443
-----------------------------------------------------------------------------------------------------------------------
Capitalization -- end of year
  Long-term debt, less amounts due currently .....................  $ 5,586     $5,039      $4,684     $5,208    $5,476
  TXU US Holdings Company obligated, mandatorily redeemable, preferred securities of subsidiary trusts holding solely
   junior subordinated debentures of TXU US Holdings Company
   (trust securities) ............................................      --         829         824        823       875
  Preferred stock:
      Subject to mandatory redemption ............................       21         21          21         21        21
      Not subject to mandatory redemption ........................      115        115         115        115       129
  Common stock equity ............................................    6,622      6,764       6,671      6,495     6,298
                                                                    -------    -------     -------    -------   -------
           Total .................................................  $12,344    $12,768     $12,315    $12,662   $12,799
                                                                    =======    =======     =======    =======   =======

Capitalization ratios -- end of year
  Long-term debt, less amounts due currently .....................     45.3%      39.4%       38.0%      41.1%     42.8%
  Trust securities ...............................................      --         6.5         6.7        6.5       6.8
  Preferred stock ................................................      1.1        1.1         1.1        1.1       1.2
  Common stock equity ............................................     53.6       53.0        54.2       51.3      49.2
                                                                      -----    -------     -------    -------     -----
           Total .................................................    100.0%     100.0%      100.0%     100.0%    100.0%
                                                                      =====    =======     =======    =======     =====
-----------------------------------------------------------------------------------------------------------------------
Embedded interest cost on long-term debt -- end of year ..........      6.1%       7.5%        7.4%       8.3%      8.3%
Embedded distribution cost on trust securities -- end of year ....      --         8.3%        8.4%       8.4%      8.3%
Embedded dividend cost on preferred stock -- end of year (a) .....      6.7%       8.1%       11.0%      13.5%     14.1%
-----------------------------------------------------------------------------------------------------------------------
Net income available for common stock (b) ........................  $   718    $   885      $  769     $  785    $  745
Dividends declared on common stock ...............................      --         --          --         --        137
Common stock repurchased and retired .............................      859        802         593        578       416
-----------------------------------------------------------------------------------------------------------------------
Ratio of earnings to fixed charges ...............................      3.7        3.7         3.2        3.3       2.9
Ratio of earnings to combined fixed charges and preferred
dividends ........................................................      3.6        3.6         3.1        3.1       2.7
-----------------------------------------------------------------------------------------------------------------------

(a) Includes the unamortized balance of the loss on reacquired preferred stock and associated amortization. The embedded dividend cost, excluding the effects of the loss on reacquired preferred stock, is 6.7% for 2001, 2000, 1999 and 1998 and 6.9% for 1997.
(b) 2001 net income available for common stock includes extraordinary charge of $154 million (after-tax).

Certain previously reported financial statistics have been reclassified to conform to current classifications.

                    TXU US HOLDINGS COMPANY AND SUBSIDIARIES
                        CONSOLIDATED OPERATING STATISTICS

                                                                                     Year Ended December 31,
                                                                     -------------------------------------------------------
                                                                       2001        2000        1999       1998        1997
                                                                     --------    --------    --------   --------    --------
Electric energy generated and
     purchased (gigawatt hours - GWh)
     Generated-- net station output ...............................    85,812      96,868      94,575     97,574      91,298
     Purchased and net interchange ................................    23,759      15,165      11,464     11,271      11,443
                                                                     --------    --------    --------   --------    --------
          Total generated and purchased ...........................   109,571     112,033     106,039    108,845     102,741
     Company use, losses and unaccounted for ......................     5,152       6,487       6,554      6,484       6,161
                                                                     --------    --------    --------   --------    --------
          Total electric energy sales .............................   104,419     105,546      99,485    102,361      96,580
                                                                     ========    ========    ========    =======    ========

Electric energy sales (GWh)
     Residential ..................................................    38,303      38,191      35,155     36,830      33,530
     Commercial ...................................................    31,573      32,020      29,736     29,332      27,323
     Industrial ...................................................    24,863      25,099      24,715     25,125      24,609
     Government and municipal .....................................     6,935       6,987       6,515      6,525       6,039
                                                                     --------    --------    --------   --------    --------
          Total general business ..................................   101,674     102,297      96,121     97,812      91,501
     Other electric utilities .....................................     2,745       3,249       3,364      4,549       5,079
                                                                     --------    --------    --------   --------    --------
          Total electric energy sales .............................   104,419     105,546      99,485    102,361      96,580
                                                                     ========    ========    ========   ========    ========

Operating revenues  (millions of dollars)
     Base rate revenues
          Residential .............................................  $  2,167    $  2,198    $  2,042   $  2,157    $  1,991
          Commercial ..............................................     1,398       1,420       1,336      1,307       1,235
          Industrial ..............................................       573         604         577        583         582
          Government and municipal ................................       326         332         318        317         293
                                                                     --------    --------    --------   --------    --------
               Total general business .............................     4,464       4,554       4,273      4,364       4,101
          Other electric utilities ................................        56         125         105        138         164
                                                                     --------    --------    --------   --------    --------
               Total base rate business ...........................     4,520       4,679       4,378      4,502       4,265
     Fuel (including over/under-recovered) ........................     2,675       2,771       1,701      1,798       1,707
     Transmission service .........................................       181         168         148        126         114
     Other ........................................................       211          91          72         62          49
                                                                     --------    --------    --------   --------    --------
           Subtotal ...............................................     7,587       7,709       6,299      6,488       6,135
     Earnings in excess of earnings cap ...........................       (34)       (305)        (92)        --          --
                                                                     --------    --------    --------   --------    --------
           Total operating revenues ...............................  $  7,553    $  7,404    $  6,207   $  6,488    $  6,135
                                                                     ========    ========    ========   ========    ========

Degree days (% of normal)
      Cooling .....................................................       101         119         114        130          94
      Heating .....................................................        98          95          70         89         106

Electric customers (end of year-- in thousands)
      Residential .................................................     2,364       2,318       2,266      2,206       2,152
      Commercial ..................................................       255         258         251        244         237
      Industrial ..................................................        23          20          21         21          21
      Government and municipal ....................................        34          32          32         31          31
                                                                     --------    --------    --------   --------    --------
           Total electric customers ...............................     2,676       2,628       2,570      2,502       2,441
                                                                     ========    ========    ========   ========    ========

Residential statistics (excludes master-metered
      customers' kilowatt hour sales and revenues)
       Average annual kWh per customer ............................    15,594      15,845      14,875     16,170      15,026
       Average revenue per kWh ....................................      9.15(cent)  7.69(cent)  7.59(cent) 7.83(cent)  7.85(cent)

Industrial classification includes service to Alcoa-Sandow:
       Electric energy sales (GWh) ................................     3,662       2,926       3,845      3,779       3,820
       Operating revenues (millions of dollars) ...................  $     40    $     46    $     41   $     40    $     47

Certain previously reported operating statistics have been reclassified to conform to current classifications.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BUSINESS

     TXU US Holdings Company (US Holdings), formerly TXU Electric Company, is a holding company for TXU Energy Company LLC (TXU Energy) and Oncor Electric Delivery Company (Oncor). US Holdings is a wholly-owned subsidiary of TXU Corp., a Texas corporation. Through December 31, 2001, US Holdings was directly engaged in the generation, purchase, transmission, distribution and sale of electric energy in the north-central, eastern and western parts of Texas. Effective January 1, 2002, as a result of Legislation passed during the 1999 session of the Texas Legislature that restructures the electric utility industry in Texas (1999 Restructuring Legislation), US Holdings transferred to Oncor its transmission and distribution (T&D) business and to TXU Energy its generation assets and retail customers comprising the integrated electric utility business conducted by US Holdings through December 31, 2001. In addition, as of January 1, 2002, TXU Energy acquired the following businesses from within the TXU Corp. system: the retail electric provider (REP) of TXU SESCO Company (TXU SESCO); the energy trading business and the unregulated commercial/industrial retail gas operations of TXU Gas Company (TXU Gas); and the energy management services businesses and other affiliates of TXU Corp., including the fuel procurement and coal mining businesses (TXU Fuel Company and TXU Mining Company LP) that service the generation operations. Also, the T&D business of TXU SESCO was transferred to Oncor.

Critical Accounting Policies
----------------------------

     US Holdings' accounting policies are detailed in Note 2 to Financial Statements. US Holdings follows accounting principles generally accepted in the United States (US GAAP). In applying these accounting policies in the preparation of US Holdings' consolidated financial statements, management is required to make estimates and assumptions about future events that affect the reporting and disclosure of assets and liabilities at the balance sheet dates and revenue and expense during the periods covered. The following is a summary of certain critical accounting policies of US Holdings that are impacted by judgments and uncertainties and for which different amounts might be reported under a different set of conditions or using different assumptions.

     Revenue Recognition -- US Holdings records revenue for generation and retail and other physical energy sales and services under the accrual method. Electricity transmission, distribution and retail sales revenues are recognized when services are provided to customers on the basis of periodic cycle meter readings and include an estimated accrual for the value of electricity and gas provided from the meter reading date to the end of the period.

     The historical financial statements included adjustments made to revenues for over/under-recovered fuel costs. To the extent fuel costs incurred exceeded regulated fuel factor amounts included in customer billings, US Holdings has recorded revenues on the basis of its ability and intent to obtain regulatory approval for rate surcharges on future customer billings to recover such amounts. Conversely, to the extent fuel costs incurred have been less than amounts included in customer billings, revenues have been reduced since US Holdings has been required to adjust rates in future customer billings. Following deregulation of the Texas market, fuel factor amounts will, if necessary, be applied prospectively; consequently, recorded revenues will no longer reflect such fuel cost adjustments.

     Depreciation -- The depreciable lives of unregulated power generation plants are based on management's estimates and determinations of the plants' economically useful lives. To the extent that the actual lives differ from these estimates there would be an impact on the amount of depreciation charged to the financial statements.

     Regulatory Assets and Liabilities -- US Holdings' financial statements reflect regulatory assets and liabilities under cost-based rate regulation in accordance with SFAS No. 71, "Accounting for the Effect of Certain Types of Regulation." US Holdings has become less reliant upon regulated operations since implementation of the 1999 Restructuring Legislation. Accordingly, application of SFAS No. 71 to the generation portion of US Holdings business was discontinued as of June 30, 1999. Only the electric transmission and distribution business is regulated after January 1, 2002. The assumptions and judgments used by regulatory authorities continue to have an impact on the recovery of costs, the rate earned on invested capital and the timing and amount of assets to be recovered by rates. (See Note 4 to Financial Statements.)

RESULTS OF OPERATIONS

2001 versus 2000

     US Holdings' operating revenues increased by $149 million, or 2%, to $7.6 billion in 2001. This increase is primarily due to the impact on reported revenues of regulation, as indicated by the net changes in base rate revenues and earnings in excess of the regulatory earnings cap (mitigation). The earnings cap is based largely on invested capital, and to the extent calculated earnings are above allowed returns on invested capital, revenues have been reduced. Increases in operating expenses, unless determined to be unrecoverable, have generally resulted in decreases in such mitigation adjustments. Energy sales in gigawatt-hours declined 1% due to milder, more normal weather and a slowing economy, partially offset by the effect of 2% growth in the number of customers.

     Gross margin (operating revenue less energy purchased and fuel consumed) increased by $216 million, or 5%, to $4.5 billion in 2001. This increase is primarily due to lower regulatory earnings cap adjustments that benefited revenues.

     Operation and maintenance expenses increased $113 million, or 8%, to $1.5 billion, reflecting increases in generation maintenance, bad debts driven by higher revenues, and transmission costs. As a result of US Holdings' debt restructuring and refinancings in the fourth quarter of 2001, approximately $73 million in losses from the early reacquisition of debt and trust securities was written off to operation and maintenance expense, which reduced the mitigation for earnings in excess of the regulatory earnings cap. Operation and maintenance expense in 2000 included a $52 million recoverable write-off of regulatory assets. Other operating expenses increased $123 million, or 8%, to $1.7 billion, primarily due to higher state and local gross receipts taxes and higher regulatory assessments. The increase in bad debts and gross receipts taxes was largely due to the rise in fuel costs and related revenues in late 2000 and early 2001.

     Operating income decreased by $20 million, or 2%, to $1.3 billion in 2001. Higher gross margin was more than offset by increases in operation and maintenance costs and other operating expenses.

     Other income (deductions) totaled $26 million in charges in 2001 versus $12 million in income in 2000. Results in 2001 included a $27 million ($18 million after-tax) write-off of a regulatory asset, pursuant to a regulatory order, and results in 2000 included a $28 million ($18 million after-tax) gain on an asset sale.

      Interest expense net of interest income decreased by $33 million, or 9%, to $347 million in 2001. This decrease primarily resulted from higher interest income on under-recovered fuel charges.

      Income before extraordinary items decreased by $13 million, or 1%, to $882 million in 2001. US Holdings recorded an extraordinary charge of $154 million (after-tax) in the fourth quarter of 2001. This charge included unrecoverable debt reacquisition expenses of refinancings necessary to make the transition to deregulation, as well as the effects of the pending regulatory settlement. See
Note 5 to Financial Statements. On December 31, 2001, US Holdings filed a settlement plan with the Texas Public Utility Commission (Commission) that, if approved, will resolve all major open issues related to US Holdings' transition to deregulation and will supersede certain ongoing proceedings. See Regulatory Settlement Plan in Note 4 to Financial Statements for more information.

2000 versus 1999

      Operating revenues increased $1.2 billion, or 19%, to $7.4 billion in 2000. This increase was due to the increase in fuel revenue, customer growth and customer demand, and the effects of hotter than normal summer weather and an extremely cold fourth quarter of 2000, partially offset by the reduction of revenues as a result of the earnings cap (mitigation) and the fuel reconciliation settlement in 1999. Following the 1999 Restructuring Legislation, mitigation has been recorded as a reduction of revenues, with a corresponding regulatory liability recorded, instead of as depreciation expense on nuclear production assets. Electric energy sales volumes for 2000 were 6% higher than in 1999. Fuel revenues for 2000 were $1.1 billion higher than in 1999, primarily as a result of increased fuel prices and higher energy sales.

      Gross margin increased $168 million, or 4%, to $4.3 billion in 2000, as a result of higher operating revenues.

      Operation and maintenance expenses increased by $96 million, or 7%, to $1.4 billion in 2000. Higher operation and maintenance costs reflected a $52 million recoverable write-off of certain restructuring expenses and other regulatory assets and increased regulated third-party transmission rates. Excluding these items, operation and maintenance expenses were up less than 1%. Other operating expenses remained consistent at $1.5 billion for both 2000 and 1999. Depreciation and other amortization expense was $32 million lower in 2000 compared to 1999, which included mitigation depreciation of $52 million.

      Operating income increased $74 million, or 6%, to $1.3 billion in 2000. Higher gross margin was partially offset by higher operation and maintenance expenses.

      Interest expense net of interest income decreased $42 million, or 10%, to $380 million in 2000, due to the reacquisition of long-term debt and the remarketing of certain debt to lower interest rates.

      Net income increased by $116 million, or 15%, to $895 million in 2000. Comparisons of net income were impacted by a $28 million gain ($18 million after-tax) on an asset sale in 2000 and by a fuel reconciliation settlement that reduced 1999 net income by $31 million.

FINANCIAL CONDITION

Liquidity and Capital Resources

      Cash flows provided by operating activities for 2001 were $1.8 billion compared to $1.6 billion and $1.6 billion for 2000 and 1999, respectively. The increase in 2001 of $234 million, or 15%, was primarily driven by collections of the prior year's under-recovered fuel costs. Due to the significant increase in natural gas costs in 2000, US Holdings did not recover through customer billings all of its fuel costs incurred. Subsequent regulatory proceedings resulted in approved rate increases that allowed substantial cost recovery during 2001. The decrease in under-recovered fuel costs was offset by a decrease in accounts payable, largely due to lower fuel billings from affiliates at 2001 year-end compared to 2000 year-end.

      Cash flows used in financing activities were $997 million, $778 million and $1.0 billion for 2001, 2000 and 1999, respectively. As a result of the restructuring of US Holdings and related refinancings, there were substantial early retirements and issuances of long-term debt and retirements of preferred trust securities in 2001. Financing transactions during the year ended December 31, 2001 included the following:

                                                               Repurchases/
                                                  Issuances     Retirements
                                                  ---------     -----------
                                                    (Millions of Dollars)

            Pollution Control Revenue Bonds ....  $1,288             $1,293
            First Mortgage Bonds ...............     400                848
            Debentures .........................   1,500                290
            Other Debt .........................      --                 76
            Preferred Trust Securities .........       -                837
            Common Stock .......................       -                859
                                                  ------             ------
                Total ..........................  $3,188             $4,203
                                                  ======             ======

      Cash flows used in investing activities for 2001 totaled $805 million versus $786 million for 2000 and $605 million for 1999. Capital expenditures were $760 million, $689 million and $554 million for 2001, 2000 and 1999, respectively, and are estimated at $1.0 billion for 2002. Approximately $500 million of estimated capital expenditures for 2002 is for maintenance and organic growth of existing operations. The remaining $500 million represents discretionary spending on potential business opportunities. The projected increase in capital expenditures relates primarily to the energy trading business and other businesses transferred to US Holdings in the January 1, 2002 restructuring.

      The capitalization ratios of US Holdings at December 31, 2001 consisted of approximately 45% long-term debt, 1% preferred stock and 54% common stock equity, compared to 2000 capitalization ratios of approximately 39% long-term debt, 7% trust securities, 1% preferred stock and 53% common stock equity.

      See Notes 7, 8 and 9 to Financial Statements for further details concerning long-term debt, trust securities and preferred stock. Early redemptions of preferred stock and long-term debt may occur from time to time in amounts presently undetermined. US Holdings may issue additional debt and equity securities as needed, including the possible future sale of up to $25 million of its Cumulative Preferred Stock and an aggregate of $924 million of debt securities, including cumulative preferred stock, first mortgage bonds, debt securities and/or preferred securities of subsidiary trusts, all of which are currently registered with the Securities and Exchange Commission for offering pursuant to Rule 415 under the Securities Act of 1933.

      Short-term Financing and Liquidity Facilities -- TXU Corp. and US Holdings have joint US dollar-denominated lines of credit under revolving credit facility agreements (US Credit Agreements) with a group of banking institutions that support TXU Corp.'s commercial paper program. The US Credit Agreements were amended in February 2002 and have two facilities. Facility A, which terminates April 30, 2002, provides for short-term borrowings aggregating up to $1.4 billion outstanding at any one time at variable interest rates. Facility B, which terminates in February 2005, provides for borrowings aggregating up to $1.4 billion outstanding at any one time at variable interest rates. Facility B also provides for the issuance of up to $500 million of letters of credit. At December 31, 2001, US Holdings had no borrowings outstanding under these facilities. Letters of credit outstanding under the agreements for US Holdings totaled $355 million at December 31, 2001. US Holdings' borrowings under both facilities are limited to an aggregate of $2 billion outstanding at any one time. US Holdings anticipates that these or comparable facilities will continue to be renewed on an annual basis. If it were unable to renew these facilities, US Holdings and its subsidiaries would seek other liquidity sources, either internally or within bank or capital markets.

        US Holdings' goal is to continue to maintain credit ratings necessary to allow US Holdings or its subsidiaries to access the commercial paper market. If US Holdings or its subsidiaries were to experience a substantial downgrade of their respective credit ratings, which they do not anticipate, access to the commercial paper markets might no longer be possible, resulting in the need to borrow under committed bank lines or seek other liquidity sources.

      In order to borrow under these credit facilities, US Holdings must be in compliance with the applicable covenants and certain other conditions. These covenants consist principally of a total debt to capitalization ratio and a fixed charge coverage ratio. Incremental borrowings that would increase the outstanding principal amount borrowed are prohibited if a material adverse change, as defined in the US Credit Agreements, has occurred. US Holdings is in compliance with these covenants and meets the required conditions at December 31, 2001 and anticipates that it will remain in compliance. In the event US Holdings is not in compliance with the applicable covenants and other conditions, US Holdings may need to pursue alternative sources of funding.

      US Holdings and its subsidiaries also may utilize from time to time these short-term facilities to temporarily fund maturities and early redemptions of long-term debt and other securities, as well as its short-term requirements. If US Holdings and its subsidiaries were unable to access the capital markets to refund these short-term borrowings, additional liquidity sources would be necessary.

      Sale of Receivables -- TXU Corp. indirectly owns TXU Receivables Company, an unconsolidated bankruptcy-remote entity established in accordance with SFAS No. 140 to purchase receivables. Prior to January 1, 2002, US Holdings and TXU Gas sold certain customer accounts receivable to TXU Receivables Company, which sells undivided interests in accounts receivable it purchases to financial institutions. As of January 1, 2002, the facility was amended to add TXU Energy Retail, TXU SESCO Energy Services Company and Oncor as qualified originators of accounts receivable under the program. As of December 31, 2001, US Holdings had sold $812 million face amount of receivables to TXU Receivables Company under the program in exchange for cash of $440 million and $363.9 million in subordinated notes, with $8.1 million representing the costs of the program since inception in August 2001. Annualized costs of the program approximated 3.7% of the cash proceeds from the receivable sales. An additional $95.8 million of cash related to the receivables sold as of December 31, 2001 was received subsequent to year-end, bringing the total cash received for those receivables to $535.8 million and reducing the notes by $95.8 million. TXU Receivables Company funded the cash paid through sales of undivided interests in the purchased receivables to financial institutions. TXU Receivables Company purchases the receivables at a discount that is adjusted periodically to reflect any changes in the credit risk profile of the receivables, the costs of the program and other factors. The subordinated notes receivable from TXU Receivables Company are included in accounts receivable in the consolidated balance sheet of TXU Corp.

      If the program terminates, cash flows to the originators would temporarily stop until the undivided interests of the financial institutions were repurchased. The level of cash flows would normalize in approximately 16 to 31 days. Although TXU Receivables Company expects to be able to pay its subordinated notes from the collections of purchased receivables, these notes are subordinated to the undivided interests of the financial institutions in those receivables, and collections might not be sufficient to pay the subordinated notes. The program may be terminated if either of the following events occurs:

      o the credit rating for the long-term senior debt securities of both any originator and its parent guarantor, if any, declines below BBB- by Standard and Poor's or Baa3 by Moody's; or

      o the delinquency ratio (delinquent for 31 days) for the sold receivables exceeds 15% for any month, the default ratio (delinquent for 91 days or deemed uncollectible) exceeds 5% for any month, or the dilution ratio (reductions for discounts, disputes and other allowances) exceeds 1% for any month.

    The delinquency ratio and the dilution ratio exceeded the relevant thresholds at various times during 2001, but the events were waived and the program was not terminated.

      Regulatory Asset Securitization -- The regulatory settlement plan filed with the Commission, if approved, would provide for Oncor to receive a financing order authorizing it to issue transition bonds in the amount of $1.3 billion to recover its generation-related regulatory assets. The settlement provides that there will be an initial issuance of transition bonds in the amount of up to $500 million upon approval of the settlement followed by a second issuance for the remainder after 2003. This settlement resolves all issues related to generation-related regulatory assets and liabilities. For more information concerning securitization of regulatory assets, see Note 4 to Financial Statements.

      Long-term Contractual Obligations and Commitments -- The following table summarizes the contractual cash obligations of US Holdings for each of the periods presented (see Notes 7, 9 and 14 to Financial Statements for additional disclosures regarding terms of these obligations.)

                                                                Payments Due
                                         ----------------------------------------------------------
                                         2002      2003      2004      2005      2006    Thereafter
                                         ----      ----      ----      ----      ----    ----------

Long-term debt ......................    $374     $2,208     $225       $97        $6      $3,050

Preferred stock subject to
    mandatory redemption ............       -         10       10         1         -           -
Operating leases ....................      58         50       50        53        49         542
Purchased power contracts ...........     132         78       46        29         -           -
Coal contracts ......................      87         82       67        24        18           -
                                         ----     ------     ----      ----       ---      ------
Total contractual cash obligations ..    $651     $2,428     $398      $204       $73      $3,592
                                         ====     ======     ====      ====       ===      ======

      Financial Guarantees --US Holdings has entered into contracts with public agencies to purchase cooling water for use in the generation of electric energy and has agreed, in effect, to guarantee the principal, $19 million at December 31, 2001, and interest on bonds issued by the agencies to finance the reservoirs from which the water is supplied. The bonds mature at various dates through 2011 and have interest rates ranging from 5-1/2% to 7%. US Holdings is required to make periodic payments equal to such principal and interest, including amounts assumed by a third party and reimbursed to US Holdings, of $4 million annually for the years 2002 through 2003, $7 million for 2004 and $1 million for 2005 and 2006. In addition, US Holdings is obligated to pay certain variable costs of operating and maintaining the reservoirs. US Holdings has assigned to a municipality all contract rights and obligations of US Holdings in connection with $30 million remaining principal amount of bonds at December 31, 2001, issued for similar purposes which had previously been guaranteed by US Holdings. US Holdings is, however, contingently liable in the unlikely event of a default by the municipality.

Quantitative and Qualitative Disclosure About Market Risk

     Market risk is the potential loss US Holdings and its subsidiaries may incur as a result of changes in the market or fair value of a particular instrument or commodity. Through December 31, 2001, US Holdings entered into derivative instruments for non-trading purposes in order to manage market risks related to changes in interest rates and commodity prices. The energy trading business acquired January 1, 2002 enters into derivative instruments, including options, swaps, futures, forwards and other contractual commitments, for both non-trading and trading purposes. US Holdings' exposure to market risk is affected by a number of factors, including the size, duration and composition of its energy portfolio, commodity prices, and the absolute and relative levels of interest rates, as well as market volatility and liquidity of markets. In managing its commodity price risk in its non-trading activities, US Holdings uses derivative and non-derivative commodity based contracts. Effective January 1, 2002, through its energy trading subsidiary, US Holdings assumes certain market risks in an effort to generate gains from market price differences. It does so through the use of derivative instruments including exchange traded and over-the-counter contracts, as well as through other contractual commitments in its energy trading activities.

      COMMODITY PRICE RISK -- Prior to deregulation of the electricity markets in Texas on January 1, 2002, changes in market prices were generally recoverable through rates, therefore derivative instruments were not used. On a limited basis in 2001, US Holdings entered into derivative contracts for the purchase and sale of electricity beginning in 2002 in connection with generation capacity auctions required by the 1999 Restructuring Legislation. These contracts did not result in significant mark-to-market valuations as of December 31, 2001.

      INTEREST RATE RISK -- US Holdings manages its exposure to interest rate risk primarily through its balance of fixed and variable rate instruments. The table below provides information concerning US Holdings' financial instruments as of December 31, 2001 that are sensitive to changes in interest rates, which include debt obligations and preferred stock subject to mandatory redemption. Weighted average variable rates are based on rates in effect at the reporting date.

                                                         Expected Maturity Date
                                       ----------------------------------------------------------------
                                                          (Millions of Dollars)                            2001              2000
                                                                                      There-     2001      Fair     2000     Fair
                                       2002     2003        2004     2005    2006      After     Total     Value    Total    Value
                                       ----     ----        ----     ----    ----     ------     -----     -----    -----    -----


Long-term Debt
   (including current maturities)
   Fixed Rate .....................    $ 374    $  308      $ 225    $  97   $   6    $2,616     $3,626    $3,703   $3,896   $3,947
       Average interest rate ......     8.23%     6.91%      7.19%    6.87%   8.96%     6.51%      6.78%     --       7.28%    --
   Variable Rate ..................      --     $1,900        --       --      --     $  434     $2,334    $2,334   $1,363   $1,363
       Average interest rate ......      --       4.29%       --       --      --       1.96%      3.86%     --       5.99%    --
Preferred stock subject to
   Mandatory redemption
       Fixed rate .................      --     $   10      $  10    $   1     --        --      $   21    $   21   $   21   $   17
       Average dividend rate ......      --       6.68%      6.68%    6.98%    --        --        6.69%     --       6.69%    --


      CREDIT RISK -- Credit risk relates to the risk of loss that US Holdings would incur as a result of non-performance by counterparties. US Holdings maintains credit risk policies with regard to its counterparties to minimize overall credit risk. These policies include an evaluation of a potential counterparty's financial condition, credit rating, and other credit criteria and risk mitigation tools as deemed appropriate, including but not limited to use of standardized agreements that allow for netting of positive and negative exposures associated with a single counterparty. TXU Corp. and its subsidiaries have standardized processes for global monitoring and management of credit, including common methodology to analyze counterparties' financial strength, measurement of current counterparty exposures and contract language that includes netting. Credit enhancements such as parental guarantees, letters of credit, surety bonds and margin deposits are also utilized. Additionally, counterparties and portfolios are stress tested for potential credit exposure and managed to acceptable levels. This evaluation results in establishing credit limits or collateral requirements prior to entering into an agreement with a counterparty that creates credit exposure to US Holdings Additionally, US Holdings has established controls to determine and monitor the appropriateness of these limits on an ongoing basis. Any material adverse change in the financial condition of a counterparty or downgrade of its credit quality will result in the reassessment of the credit limit with that counterparty. This could result in a reduction of the credit limit or request for additional financial assurances.

      The largest share of the gross assets subject to credit risk are accounts receivable from the retail sale of electricity to millions of residential and small commercial customers. The risk of material loss from nonperformance from these customers is not considered likely. Reserves for uncollectible accounts receivable are provided for the potential loss from nonpayment by these customers based on historical experience. The restructuring of the electric industry in Texas effective January 1, 2002 increases the risk profile of TXU Energy in relation to its customers; however, TXU Energy has the ability to take actions to mitigate such customer risk. In addition, Oncor has exposure to credit risk as a result of non-performance by REPs, which are responsible for collecting Oncor's T&D charges.

       Most of the remaining trade accounts receivables are with large commercial and industrial customers. The net exposure to credit risk from these counterparties as of December 31, 2001 is $676 million using standardized master netting contracts and agreements which provide for the right of offset of positive and negative credit exposures with individual counterparties. Of this amount, approximately 59% of the associated credit exposure is considered to be with investment grade counterparties, as determined using publicly available information including major rating agencies' published ratings and TXU Corp's internal credit evaluation. Those counterparties without a Standard & Poor's (S&P) rating of a least BBB- or a similar rating from another major rating agency, are rated using internal credit methodologies and credit scoring models which are used to determine an S&P equivalent rating. Approximately 41% of the credit exposure is considered to be with counterparties rated as below investment grade or not rated. US Holdings monitors and reports its exposures and limits on a daily basis and provides regular reports to its risk monitoring committees and treasury subcommittees.

      US Holdings had no exposure to any one customer that represented greater than 5% of the gross fair value of US Holdings' trade accounts receivable at December 31, 2001. Based on US Holdings' policies for managing credit risk, its exposures and its credit and other reserves, US Holdings does not anticipate a materially adverse effect on its financial position or results of operations as a result of non-performance by any counterparty.

Regulation and Rates

      Various regulatory proceedings are currently outstanding that are impacted by the 1999 Restructuring Legislation. On December 31, 2001, US Holdings filed a settlement plan with the Commission that, if approved, will resolve all major pending issues related to US Holdings' transition to competition and will supercede certain ongoing proceedings that principally are related to deregulation. See Note 4 to Financial Statements for more information.

CHANGES IN ACCOUNTING STANDARDS

      On January 1, 2001, US Holdings adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS No. 137 and SFAS No. 138. (See Note 3 to Financial Statements.)

      SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", became effective for US Holdings for transfers on or after April 1, 2001. SFAS No. 140 revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires additional financial statement disclosures. These disclosures have been incorporated in the accompanying financial statements.

      SFAS No. 141, "Business Combinations", became effective for US Holdings on July 1, 2001. SFAS No. 141 requires the use of the purchase method of accounting for business combinations initiated and completed after June 30, 2001 and eliminates the use of the pooling-of-interests method.

      SFAS No. 142, "Goodwill and Other Intangible Assets", became effective for US Holdings on January 1, 2002. SFAS No. 142 requires, among other things, the allocation of goodwill to reporting units based upon the current fair value of the reporting units and the discontinuance of goodwill amortization.

      In addition, SFAS No. 142 requires completion of a transitional goodwill impairment test within six months from the date of adoption. It establishes a new method of testing goodwill for impairment on an annual basis or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value. Any goodwill impairment loss during the transition period will be recognized as the cumulative effect of a change in accounting principle. Subsequent impairments will be recorded in operations.

      SFAS No. 143, "Accounting for Asset Retirement Obligations", will be effective for US Holdings on January 1, 2003. Among other matters, SFAS No. 143 requires the recognition of a fair value liability for any retirement obligation associated with long-lived assets. The offset to any liability recorded is added to the previously recorded asset and the additional amount is depreciated over the same period as the long-lived asset for which the retirement obligation is established. US Holdings will change its accounting for nuclear decommissioning costs to conform to the new standard.

      SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", became effective for US Holdings on January 1, 2002. SFAS No. 144 establishes a single accounting model, based on the framework established in SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", for long-lived assets to be disposed of by sale and resolves significant implementation issues related to SFAS No. 121.

      For standards not yet adopted, US Holdings is evaluating the potential impact on its financial position and results of operations.

FORWARD-LOOKING STATEMENTS

      This report and other presentations made by TXU US Holdings Company and its subsidiaries (collectively, US Holdings) contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Although US Holdings believes that in making any such statement its expectations are based on reasonable assumptions, any such statement involves uncertainties and is qualified in its entirety by reference to the following important factors, among others, that could cause the actual results of US Holdings to differ materially from those projected in such forward-looking statements: (i) prevailing governmental policies and regulatory actions, including those of the Commission, the Federal Energy Regulatory Commission and the Nuclear Regulatory Commission, with respect to approval of the regulatory settlement plan, allowed rates of return, industry and rate structure, purchased power and investment recovery, operations of nuclear generating facilities, acquisitions and disposal of assets and facilities, operation and construction of plant facilities, decommissioning costs, present or prospective wholesale and retail competition, changes in tax laws and policies and changes in and compliance with environmental and safety laws and policies, (ii) weather conditions and other natural phenomena, (iii) unanticipated population growth or decline, and changes in market demand and demographic patterns, (iv) competition for retail and wholesale customers, (v) pricing and transportation of crude oil, natural gas and other commodities, (vi) unanticipated changes in interest rates, commodity prices or rates of inflation, (vii) unanticipated changes in operating expenses and capital expenditures, (viii) commercial bank market and capital market conditions, (ix) competition for new energy development opportunities,
(x) legal and administrative proceedings and settlements, (xi) inability of the various counterparties to meet their obligations with respect to US Holdings' financial instruments, (xii) changes in technology used and services offered by US Holdings, and (xiii) significant changes in US Holdings' relationship with its employees and the potential adverse effects if labor disputes or grievances were to occur.

      Any forward-looking statement speaks only as of the date on which such statement is made, and US Holdings undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time and it is not possible for US Holdings to predict all of such factors, nor can it assess the impact of each such factor or the extent to which any factor, or combination of factors, may cause results to differ materially from those contained in any forward-looking statement.

                             TXU US HOLDINGS COMPANY

                           STATEMENT OF RESPONSIBILITY

      The management of TXU US Holdings Company is responsible for the preparation, integrity and objectivity of the consolidated financial statements of TXU US Holdings Company and other information included in this report. The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. As appropriate, the statements include amounts based on informed estimates and judgments of management.

      The management of TXU US Holdings Company has established and maintains a system of internal control designed to provide reasonable assurance, on a cost-effective basis, that assets are safeguarded, transactions are executed in accordance with management's authorization and financial records are reliable for preparing consolidated financial statements. Management believes that the system of control provides reasonable assurance that errors or irregularities that could be material to the consolidated financial statements are prevented or would be detected within a timely period. Key elements in this system include the effective communication of established written policies and procedures, selection and training of qualified personnel and organizational arrangements that provide an appropriate division of responsibility. This system of control is augmented by an ongoing internal audit program designed to evaluate its adequacy and effectiveness. Management considers the recommendations of the internal auditors and independent auditors concerning TXU US Holdings Company's system of internal control and takes appropriate actions which are cost-effective in the circumstances. Management believes that, as of December 31, 2001, TXU US Holdings Company's system of internal control was adequate to accomplish the objectives discussed herein.

      The independent auditing firm of Deloitte & Touche LLP is engaged to audit, in accordance with auditing standards generally accepted in the United States of America, the consolidated financial statements of TXU US Holdings Company and its subsidiaries and to issue their report thereon.

                /s/ ERLE NYE                           /s/ H. JARRELL GIBBS
--------------------------------------------  --------------------------------------
       Erle Nye, Chairman of the Board              H. Jarrell Gibbs, President
             and Chief Executive


               /s/ T. L. BAKER                         /s/ BRIAN N. DICKIE
--------------------------------------------  --------------------------------------
           T. L. Baker, TXU Oncor                   Brian N. Dickie, TXU Energy
               Group President                           Group President

           /s/ MICHAEL J. McNALLY                      /s/ BIGGS C. PORTER
--------------------------------------------  --------------------------------------
Michael J. McNally, Executive Vice President      Biggs C. Porter, Controller and
         and Chief Financial Officer               Principal Accounting Officer

INDEPENDENT AUDITORS' REPORT

TXU US Holdings Company:

We have audited the accompanying consolidated balance sheets of TXU US Holdings Company (US Holdings) (formerly TXU Electric Company), and subsidiaries as of December 31, 2001 and 2000, and the related statements of consolidated income, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of US Holdings' management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates and assumptions made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of US Holdings and subsidiaries at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.


DELOITTE & TOUCHE  LLP

Dallas, Texas
January 31, 2002

                    TXU US HOLDINGS COMPANY AND SUBSIDIARIES
                        STATEMENTS OF CONSOLIDATED INCOME

                                                                                   Year Ended December 31,
                                                                         ------------------------------------------
                                                                           2001              2000            1999
                                                                           ----              ----            ----
                                                                                     Millions of Dollars

Operating revenues ..................................................... $  7,553         $   7,404        $  6,207
                                                                         --------         ---------        --------

Operating expenses
   Energy purchased for resale and fuel consumed .......................    3,043             3,110           2,081
   Operation and maintenance ...........................................    1,542             1,429           1,333
   Depreciation and amortization .......................................      619               609             641
   Income taxes ........................................................      407               383             362
   Taxes other than income .............................................      639               550             541
                                                                         --------         ---------        --------
       Total operating expenses ........................................    6,250             6,081           4,958
                                                                         --------         ---------        --------

Operating income .......................................................    1,303             1,323           1,249
                                                                         --------         ---------        --------

Other income (deductions)
   Allowance for equity funds used during construction .................        4                 8               8
   Other income (deductions)-- net .....................................      (38)               14              (3)
   Income tax benefit (expense) ........................................        8               (10)              6
                                                                         --------         ---------        --------
       Total other income (deductions) .................................      (26)               12              11
                                                                         --------         ---------        --------

Income before interest, other charges and extraordinary items ..........    1,277             1,335           1,260

Interest income ........................................................       36                 2               3

Interest expense and other charges
   Interest ............................................................      383               382             425
   Distributions on TXU US Holdings Company obligated, mandatorily redeemable, preferred securities of subsidiary trusts holding solely junior subordinated debentures of TXU US Holdings Company
       Company .........................................................       61                69              68

   Allowance for borrowed funds used during construction
       and capitalized interest ........................................      (13)               (9)             (9)
                                                                         --------         ---------        --------
       Total interest expense and other charges ........................      431               442             484
                                                                         --------         ---------        --------

Income before extraordinary items ......................................      882               895             779

Extraordinary items, net of taxes ......................................     (154)               --              --
                                                                         --------         ---------        --------

Net income .............................................................      728               895             779

Preferred stock dividends ..............................................       10                10              10
                                                                         --------         ---------        --------

Net income available for common stock .................................. $    718         $     885        $    769
                                                                         ========         =========        ========

                 STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME

                                                                                   Year Ended December 31,
                                                                         ------------------------------------------
                                                                           2001              2000            1999
                                                                           ----              ----            ----
                                                                                     Millions of Dollars

Net income ............................................................. $    728         $     895        $    779
                                                                         --------         ---------        --------

Other comprehensive income (loss)--
   Net change during period, net of tax effects:
       Minimum pension liability adjustments ...........................       (1)               --               1
       Cash flow hedges:
          Cumulative transition adjustment as of January 1, 2001 .......       --                --              --
          Net change in fair value of derivatives ......................       (1)               --              --
          Discontinuance of cash flow hedges ...........................        2                --              --
          Reclassification to earnings .................................       (1)               --              --
                                                                         --------         ---------        --------
             Total .....................................................       (1)               --               1
                                                                         --------         ---------        --------

Comprehensive income ................................................... $    727         $     895        $    780
                                                                         ========         =========        ========

See Notes to Financial Statements.

                    TXU US HOLDINGS COMPANY AND SUBSIDIARIES
                      STATEMENTS OF CONSOLIDATED CASH FLOWS

                                                                                                Year Ended December 31,
                                                                                            -------------------------------
                                                                                             2001        2000         1999
                                                                                             ----        ----         ----
                                                                                                  Millions of Dollars

Cash flows -- operating activities
  Net income .............................................................................  $  728      $  895       $  779
  Adjustments to reconcile net income to cash provided by operating activities:
     Loss on extraordinary items .........................................................     154          --           --
     Depreciation and amortization .......................................................     778         770          781
     Deferred income taxes and investment tax credits -- net .............................      52         (21)          72
     Gains from sale of assets ...........................................................      --         (30)          --
     Reduction of revenues for earnings in excess of regulatory earnings cap .............      34         305           92
     Other non cash charges ..............................................................       3          (8)          (8)
     Changes in operating assets and liabilities:
       Accounts receivable ...............................................................      22        (134)          43
       Inventories .......................................................................      --          25           23
       Accounts payable ..................................................................    (346)        293          (39)
       Interest and taxes accrued ........................................................      18          41          (50)
       Over/(under) - recovered fuel costs -- net of deferred taxes ......................     397        (650)         (59)
       Other -- net ......................................................................     (25)         95           (3)
                                                                                            ------      ------       ------

         Cash provided by operating activities ...........................................   1,815       1,581        1,631
                                                                                            ------      ------       ------

Cash flows -- financing activities
  Issuances of long-term debt ............................................................   3,188         640          177
  Retirements/repurchases of securities:
     Long-term debt ......................................................................  (2,507)       (577)        (731)
     TXU US Holdings Company obligated, mandatorily redeemable, preferred securities of subsidiary Trusts holding solely junior subordinated debentures of TXU US Holdings
       Company ...........................................................................    (837)         --           --
     Common stock ........................................................................    (859)       (802)        (593)
  Change in notes payable -- affiliates ..................................................     223         (19)         158
  Preferred stock dividends paid .........................................................     (10)        (10)          (9)
  Debt premium, discount, financing and reacquisition expenses ...........................    (195)        (10)         (29)
                                                                                            ------      ------       ------
       Cash used in financing activities .................................................    (997)       (778)      (1,027)
                                                                                            ------      ------       ------

Cash flows -- investing activities
  Capital expenditures ...................................................................    (760)       (689)        (554)
  Nuclear fuel ...........................................................................     (38)        (87)         (54)
  Other ..................................................................................      (7)        (10)           3
                                                                                            ------      ------       ------
       Cash used in investing activities .................................................    (805)       (786)        (605)
                                                                                            ------      ------       ------

Net change in cash and cash equivalents ..................................................      13          17           (1)

Cash and cash equivalents -- beginning balance ...........................................      21           4            5
                                                                                            ------      ------       ------

Cash and cash equivalents -- ending balance ..............................................  $   34      $   21       $    4
                                                                                            ======      ======       ======

See Notes to Financial Statements.

                    TXU US HOLDINGS COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                                    December 31,
                                                                               ---------------------
                                                                                 2001          2000
                                                                               -------       -------
                                                                                Millions of Dollars

Current assets:
   Cash and cash equivalents ................................................. $    34        $   21
   Accounts receivable .......................................................     265           287
   Inventories-- at average cost .............................................     217           217
   Prepayments ...............................................................      44            33
   Other current assets ......................................................      81             5
                                                                               -------       -------
         Total current assets ................................................     641           563

Investments ..................................................................     759           662
Property, plant and equipment-- net ..........................................  15,468        15,324
Regulatory assets ............................................................   1,555         2,206
Deferred debits and other assets .............................................      98            61
                                                                               -------       -------
         Total assets ........................................................ $18,521       $18,816
                                                                               =======       =======

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Notes payable-- affiliates ................................................  $  525       $   302
   Long-term debt due currently ..............................................     374           220
   Accounts payable:
      Affiliates .............................................................     122           278
      Trade ..................................................................     159           256
   Taxes accrued .............................................................     291           243
   Deferred income taxes .....................................................      --           268
   Interest accrued ..........................................................      73           104
   Other current liabilities .................................................     266           240
                                                                               -------       -------
         Total current liabilities ...........................................   1,810         1,911

Accumulated deferred income taxes ............................................   3,288         3,237
Investment tax credits .......................................................     472           493
Other deferred credits and noncurrent liabilities ............................     607           407
Long-term debt, less amounts due currently ...................................   5,586         5,039

TXU US Holdings Company obligated, mandatorily redeemable, preferred securities of subsidiary trusts holding solely junior subordinated
   debentures of TXU US Holdings Company .....................................      --           829
Preferred stock subject to mandatory redemption ..............................      21            21

Contingencies (Note 14)

Shareholders' equity (See page A-18) .........................................   6,737         6,879
                                                                               -------       -------

         Total liabilities and shareholders' equity .......................... $18,521       $18,816
                                                                               =======       =======

 See Notes to Financial Statements.

                    TXU US HOLDINGS COMPANY AND SUBSIDIARIES
                 STATEMENTS OF CONSOLIDATED SHAREHOLDERS' EQUITY

                                                                                          Year Ended December 31,
                                                                                 --------------------------------------
                                                                                  2001           2000            1999
                                                                                  ----           ----            ----
                                                                                            Millions of Dollars

Preferred stock -- not subject to mandatory redemption:
   Balance at end of year (1,169,062 shares) ..................................  $   115        $   115         $   115
                                                                                 -------        -------         -------

Common stock without par value -- authorized shares -- 180,000,000:
   Balance at beginning of year ...............................................    2,421          3,145           3,738
   Common stock repurchased and retired (2001 -- 28,627,000 shares;
      2000 -- 24,125,100 shares; 1999 -- 19,786,000 shares) ...................     (859)          (724)           (593)
                                                                                 -------        -------         -------
   Balance at end of year (2001 -- 51,122,600 shares;
      2000 -- 79,749,600 shares; and 1999 -- 103,874,700 shares) ..............    1,562          2,421           3,145
                                                                                 -------        -------         -------


Stock of parent held for long-term incentive plan trust:
   Balance at beginning of year ...............................................       --            (10)             (9)
      Change during the year ..................................................       --             10              (1)
                                                                                 -------        -------         -------
   Balance at end of year .....................................................       --             --             (10)
                                                                                 -------        -------         -------


Retained earnings:
   Balance at beginning of year ...............................................    4,343          3,536           2,767
      Net income ..............................................................      728            895             779
      Common stock repurchased and retired ....................................       --            (78)             --
      Dividends declared on preferred stock ...................................      (10)           (10)            (10)
                                                                                 -------        -------         -------
   Balance at end of year .....................................................    5,061          4,343           3,536
                                                                                 -------        -------         -------


Accumulated other comprehensive income (loss):
   Balance at beginning of year ...............................................       --             --              (1)
      Change during the year -- minimum pension liability adjustment ..........       (1)            --               1
                                                                                 -------        -------         -------
   Balance at end of year .....................................................       (1)            --              --
                                                                                 -------        -------         -------

                                                                                 -------        -------         -------
Total common stock equity .....................................................    6,622          6,764           6,671
                                                                                 -------        -------         -------

Shareholders' equity ..........................................................  $ 6,737        $ 6,879         $ 6,786
                                                                                 =======        =======         =======

   See Notes to Financial Statements.

                    TXU US HOLDINGS COMPANY AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS

1.    BUSINESS

      As of January 1, 2002, TXU US Holdings Company (US Holdings), formerly TXU Electric Company, is a holding company for TXU Energy Company LLC (TXU Energy) and Oncor Electric Delivery Company (Oncor). US Holdings is a wholly-owned subsidiary of TXU Corp., a Texas corporation. Through December 31, 2001, US Holdings was directly engaged in the generation, purchase, transmission, distribution and sale of electric energy in the north-central, eastern and western parts of Texas. Through December 31, 2001, as an integrated electric utility, US Holdings had only one reportable segment.

      Business Restructuring - Legislation was passed during the 1999 session of the Texas Legislature that restructures the electric utility industry in Texas (1999 Restructuring Legislation). Among other matters, the l999 Restructuring Legislation provides that by January 1, 2002, each electric utility was required to separate (unbundle) its business into the following: power generation operations, a retail electric provider (REP) and a transmission and distribution (T&D) company or separate T&D companies. As a result, TXU Corp. restructured certain of its businesses effective January 1, 2002. (See Note 4 for detailed information concerning restructuring of the electric utility industry in Texas.)

      As required by the 1999 Restructuring Legislation, US Holdings filed its business separation plan with the Public Utility Commission of Texas (Commission). This business separation plan and the March 2000 application to the Commission laid the foundation for US Holdings to take part in retail competition in the Texas electricity market as planned on January 1, 2002. In order to satisfy its obligations to unbundle its business pursuant to the 1999 Restructuring Legislation and consistent with its business separation plan as amended and approved by the Commission on October 31, 2001, as of January 1, 2002 US Holdings transferred:

o its electric T&D assets to Oncor, which is a utility regulated by the Commission,

o its electric power generation assets to subsidiaries of TXU Energy, which is the new competitive business, and

o     its retail customers to a subsidiary REP of TXU Energy.

      The T&D assets of TXU SESCO Company, a subsidiary of TXU Corp., also were transferred to Oncor. In addition, as of January 1, 2002, US Holdings acquired the following businesses from within the TXU system and transferred them to TXU
Energy: the REP of TXU SESCO Company; the energy trading business and the unregulated commercial/industrial retail gas operations of TXU Gas Company (TXU
Gas); and the energy management services businesses and other affiliates of TXU Corp., including the fuel procurement business, TXU Fuel Company (TXU Fuel) and coal mining business, TXU Mining Company LP (TXU Mining), which service the generation operations.

      The relationships of the entities affected by the restructuring and their rights and obligations with respect to their collective assets and liabilities are contractually described in a Master Separation Agreement executed in December 2001 (Business Separation Agreement).

      The diagrams below summarize the principal US legal entities and their relationships before and after the restructuring.

               Before Restructuring               After Restructuring
              ---------------------                  -------------

                    TXU Corp.                          TXU Corp

                  -------------                      -------------

     ---------------    --------------       ---------------    -----------------

         TXU Gas         TXU Electric            TXU Gas         US Holdings (a)
                           Company
     ---------------    --------------       ---------------    -----------------

     ---------------                                 ---------------    ---------------
        TXU Energy
         Trading                                        TXU Energy           Oncor

     ---------------                                 ---------------    ---------------

                                  ---------------    ---------------    ---------------
                                        TXU             TXU Energy         TXU Energy
                                     Generation          Trading             Retail

                                  ---------------    ---------------    ---------------

(a)   Formerly TXU Electric Company.

      The following preliminary supplemental information is unaudited and reflects the combined results of operations and financial position of US Holdings and the entities acquired on January 1, 2002. The acquisition of these entities will be accounted for as the combination of companies under common control and prior periods will be restated.

                                                                     Year Ended December 31,
                                                          ------------------------------------------
                                                           2001              2000              1999
                                                          -------           -------           ------
 Income Statement:
  Revenues ..................................             $13,182           $12,940           $9,295
  Operating income ..........................               1,767             1,593            1,591
  Net Income ................................                 722               790              737


                                                    December 31, 2001
                                                    -----------------
 Balance Sheet:
  Current assets .................................        $ 2,150
  Property, plant and equipment ..................         16,156
  Other assets ...................................          3,013
                                                          -------
   Total assets ..................................         21,319
                                                          =======
  Current liabilities ............................          3,723
  Other liabilities ..............................          4,759
  Capitalization:
   Long-term debt ................................          5,819
   Preferred stock ...............................            136
   Common stock equity ...........................          6,882
                                                          -------
    Total liabilities and shareholders' equity ...        $21,319
                                                          =======

      In December 2001, TXU Corp. agreed to sell the Handley and Mountain Creek steam electric generating plants to a subsidiary of Exelon Corp., for $443 million in cash. The Handley plant consists of five natural gas-fueled generating units with a total plant capacity of 1,441 MW. The Mountain Creek plant consists of five natural gas-fueled generating units with a total plant capacity of 893 MW. The transaction includes a purchase power agreement for TXU Energy to purchase power during summer months for the next five years. The transaction is expected to be completed in early 2002.

2.    SIGNIFICANT ACCOUNTING POLICIES

      Consolidation -- The consolidated financial statements include the accounts of US Holdings and its subsidiaries, including its business trusts, and are prepared in conformity with accounting principles generally accepted in the United States of America. All intercompany items and transactions have been eliminated in consolidation. Certain previously reported amounts have been reclassified to conform to current classifications. All dollar amounts in the financial statements and notes to financial statements are stated in millions of dollars unless otherwise indicated.

      Use of Estimates -- The preparation of US Holdings' consolidated financial statements requires management to make estimates and assumptions about future events that affect the reporting and disclosure of assets and liabilities at the balance sheet dates and the reported amounts of revenue and expense during the periods covered. In the event estimates and/or assumptions prove to be different from actual amounts, adjustments are made in subsequent periods to reflect more current information. No material adjustments, other than those disclosed elsewhere herein, were made to previous estimates during the current year.

      System of Accounts -- The accounting records of US Holdings have been maintained in accordance with the Federal Energy Regulatory Commission's (FERC) Uniform System of Accounts as adopted by the Commission.

      Regulatory Assets and Liabilities -- The financial statements of US Holdings reflect regulatory assets and liabilities under cost-based rate regulation in accordance with SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation." As a result of the 1999 Restructuring Legislation, the electricity generation portion of US Holdings' business no longer meets the criteria to apply regulatory accounting principles. Accordingly, application of SFAS No. 71 to the generation portion of US Holdings' business was discontinued as of June 30, 1999. Oncor's operations continue to meet the criteria for recognition of regulatory assets and liabilities.

      Investments -- US Holdings classifies all of its investments in marketable securities as available for sale. Available for sale securities consist of deposits in an external trust fund for nuclear decommissioning and are carried at fair value. Changes in fair value have been recorded as a liability to reflect the statutory nature of the trust (see Note 14 - Nuclear
Decommissioning). Other investments are carried at cost.

      Property, Plant and Equipment -- Electric utility plant is stated at original cost less certain regulatory disallowances. The cost of T&D property additions to electric utility plant (and generation property additions prior to July 1, 1999) includes labor and materials, applicable overhead and payroll-related costs and an allowance for funds used during construction (AFUDC). Generation property additions subsequent to July 1, 1999 and other property are stated at cost.

      Interest Capitalized and Allowance for Funds Used During Construction -- AFUDC is a regulatory accounting procedure whereby amounts based upon interest charges on borrowed funds and a return on equity capital used to finance construction are added to utility plant being constructed. Prior to July 1, 1999, US Holdings capitalized AFUDC for all of its expenditures for ongoing construction work in progress and nuclear fuel in process not otherwise allowed in rate base by regulatory authorities. As a result of the 1999 Restructuring Legislation, effective July 1, 1999, US Holdings began recording AFUDC only on T&D construction work in progress, and capitalizing interest during construction of generation assets. US Holdings used AFUDC rates of 6.6% in 2001 and 9.0% in 2000 and 1999.

      Valuation of Long-Lived Assets -- US Holdings evaluates the carrying value of long-lived assets to be held and used when events and circumstances warrant such a review. The carrying value of long-lived assets would be considered impaired when the projected undiscounted cash flows are less than carrying value. In that event, a loss would be recognized based on the amount by which the carrying value exceeds the fair market value. Fair market value is determined primarily by available market valuations or, if applicable, discounted cash flows. (See Changes in Accounting Standards below.)

      As a result of the 1999 Restructuring Legislation, in 1999 US Holdings performed an impairment analysis of generation assets under the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of." SFAS No. 121 requires a company to forecast future net cash flows from operating an asset, on an undiscounted basis excluding carrying costs, and to compare the sum of those cash flows with the net carrying value of the asset. Under this test, no impairment existed for accounting purposes.

      Derivative Instruments -- See Changes in Accounting Standards below for a discussion of the change in accounting for derivatives effective January 1, 2001. As a result of regulation, prior to restructuring of the electricity markets in Texas as of January 1, 2002, changes in market prices were generally recoverable through rates, therefore derivative instruments were not used. On a limited basis in 2001, US Holdings entered into derivative contracts for the purchase and sale of electricity beginning in 2002 pursuant to capacity auctions required by the 1999 Restructuring Legislation. These contracts have not been designated as accounting hedges and did not have significant mark-to-market value at December 31, 2001.

      US Holdings utilizes treasury derivative instruments (i.e., interest rate swaps) in order to manage its exposure to changes in interest rates. US Holdings generally uses hedge accounting for these treasury instruments designated as hedges.

      The impact of changes in the market value of the effective portion of any derivative instruments designated and documented as accounting hedges is deferred in the balance sheet and recognized in earnings when the hedged transactions are realized, and the ineffective portion is recognized in earnings. Prior to adoption of SFAS No. 133 in January 2001, gains and losses on non-trading derivative instruments effective as hedges were deferred and recorded as a component of the underlying transaction when settled.

      Revenue Recognition -- US Holdings records revenue for generation and retail and other physical energy sales and services under the accrual method. Electricity transmission, distribution and retail sales revenues are recognized when services are provided to customers on the basis of periodic cycle meter readings and include an estimated accrual for the value of electricity provided from the meter reading date to the end of the period.

      The historical financial statements included adjustments made to revenues for over/under-recovered fuel costs. To the extent fuel costs incurred exceeded regulated fuel factor amounts included in customer billings, US Holdings has recorded revenues on the basis of its ability and intent to obtain regulatory approval for rate surcharges on future customer billings to recover such amounts. Conversely, to the extent fuel costs incurred have been less than amounts included in customer billings, revenues have been reduced since US Holdings has been required to adjust rates in future customer billings. Following deregulation of the Texas market, fuel factor amounts will, if necessary, be applied prospectively; consequently, recorded revenues will no longer reflect such fuel cost adjustments.

      Depreciation of Property, Plant and Equipment -- Depreciation of electric utility plant is generally calculated on a straight-line basis over the estimated service lives of the properties. Depreciation also includes an amount for decommissioning costs for US Holdings' nuclear powered electric generating station (Comanche Peak) which is being accrued over the lives of the units. See Changes in Accounting Standards below for a discussion of changes in accounting for nuclear decommissioning effective January 1, 2003. Depreciation of all other plant and equipment generally is determined by the straight-line method over the estimated useful life of the asset. Depreciation as a percent of average depreciable property for US Holdings approximated 2.7% for 2001 and 2000 and 2.9% for 1999.

      Amortization of Nuclear Fuel -- The amortization of nuclear fuel in the reactors (net of regulatory disallowances) is calculated on the units-of-production method and is included in nuclear fuel expense.

      Income Taxes -- US Holdings is included in the consolidated federal income tax return of TXU Corp. and subsidiary companies, and federal income taxes are allocated to subsidiaries based upon their respective taxable income or loss. Investment tax credits are amortized to income over the estimated service lives of the properties. Deferred income taxes are provided for temporary differences between the book and tax basis of assets and liabilities. Certain provisions of SFAS No. 109, "Accounting for Income Taxes", provide that regulated enterprises are permitted to recognize deferred taxes as regulatory tax assets or tax liabilities if it is probable that such amounts will be recovered from, or returned to, customers in future rates.

      Cash Equivalents -- For purposes of reporting cash and cash equivalents, temporary cash investments purchased with a remaining maturity of three months or less are considered to be cash equivalents.

      Changes in Accounting Standards-- On January 1, 2001, US Holdings adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS No. 137 and SFAS No. 138. (See Note 3.)

      SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", became effective for US Holdings for transfers on or after April 1, 2001. SFAS No. 140 revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires additional disclosures, which have been incorporated in the financial statements. The adoption of SFAS No. 140 did not affect reported results.

      SFAS No. 141, "Business Combinations", became effective for US Holdings on July 1, 2001. SFAS No. 141 requires the use of the purchase method of accounting for business combinations initiated and completed after June 30, 2001 and eliminates the use of the pooling-of-interests method.

      SFAS No. 142, "Goodwill and Other Intangible Assets", became effective for US Holdings on January 1, 2002. SFAS No. 142 requires, among other things, the allocation of goodwill to reporting units based upon the current fair value of the reporting units and the discontinuance of goodwill amortization.

      In addition, SFAS No. 142 requires completion of a transitional goodwill impairment test within six months from the date of adoption. It establishes a new method of testing goodwill for impairment on an annual basis or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value. Any goodwill impairment loss during the transition period will be recognized as the cumulative effect of a change in accounting principle. Subsequent impairments will be recorded in operations.

      SFAS No. 143, "Accounting for Asset Retirement Obligations", will be effective for US Holdings on January 1, 2003. Among other matters, SFAS No. 143 requires the recognition of a fair value liability for any retirement obligation associated with long-lived assets. The offset to any liability recorded is added to the previously recorded asset and the additional amount is depreciated over the same period as the long-lived asset for which the retirement obligation is established. US Holdings will change its accounting for nuclear decommissioning costs to conform to the new standard.

      SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", became effective for US Holdings on January 1, 2002. SFAS No. 144 establishes a single accounting model, based on the framework established in SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", for long-lived assets to be disposed of by sale and resolves significant implementation issues related to SFAS No. 121.

      For standards not yet adopted, US Holdings is evaluating the potential impact on its financial position and results of operations.

3.    ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

      SFAS No. 133 became effective for US Holdings on January 1, 2001. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires the recognition of derivatives in the balance sheet and the measurement of those instruments at fair value. Changes in the fair value of derivatives are recorded in earnings, unless (i) the normal purchase or sale exception or (ii) hedge accounting is elected.

      Through December 31, 2001, US Holdings and its subsidiaries entered into derivative instruments for non-trading purposes in order to manage market risks related to changes in interest rates and commodity prices. The energy trading business acquired January 1, 2002 enters into derivative instruments, including options, swaps, futures, forwards and other contractual commitments for both non-trading and trading purposes.

      In accordance with the transition provisions of SFAS No. 133, US Holdings recorded, as of January 1, 2001, a cumulative effect of $0.4 million after-tax as a decrease to other comprehensive income to recognize the fair value of an interest rate swap effective as a cash flow hedging instrument. The terms of the interest rate swap designated as a hedge matched the terms of the underlying hedged item. As a result, US Holdings experienced no hedge ineffectiveness during 2001. During the year there was a net change of $0.9 million in the fair value of the swap. In the fourth quarter of 2001, the hedged item was reacquired and the accumulated amount recorded in other comprehensive income of $2.7 million ($1.8 million after-tax) was realized as part of the reacquisition of debt.

4.    RESTRUCTURING OF THE ELECTRIC UTILITY INDUSTRY IN TEXAS

      1999 Restructuring Legislation -- Legislation passed during the 1999 session of the Texas Legislature restructured the electric utility industry in Texas and provided for a transition to competition. Among other matters with accounting consequences, the legislation:

      o provided that by January 1, 2002, each electric utility had to unbundle its business into the following units: a power generation company, a REP and a T&D company or separate T&D companies;
      o authorized competition beginning January 1, 2002 in the retail and generation markets for electricity;
      o provides for the recovery of generation-related regulatory assets and generation-related and purchased power-related costs that are in excess of market value (stranded costs);*
      o provides for a true-up in 2004 of stranded costs based on market determinations;*
      o required a rate freeze, excluding cost of fuel, for all retail customers until January 1, 2002 and requires certain rate reductions and a price to beat for residential and small commercial customers for up to five years thereafter;
      o provided that earnings in excess of a regulatory earnings cap be used as mitigation (reduction) to the cost of nuclear production assets;*

     o provides that wholesale revenues for 2002 and 2003 be based on the Excess Cost Over Market (ECOM) model;*
     o provides for a reduction in T&D rates (as a retail clawback) in certain circumstances described below; *
     o provides that costs associated with nuclear decommissioning obligations continue to be recovered from retail customers as a non-bypassable charge until the units are decommissioned.

-------------
*The application of these provisions to US Holdings will change in the event the settlement plan proposed to the Commission is approved. See Regulatory Settlement Plan below.

     Regulatory Settlement Plan -- On December 31, 2001, US Holdings filed a settlement plan with the Commission that, if approved, will resolve all major pending issues related to US Holdings' transition to competition and will supersede certain ongoing proceedings discussed below that are related to the 1999 Restructuring Legislation. The settlement plan has the endorsement of the major customer groups in the State of Texas. Parties to the settlement include the Commission staff, the Office of Public Utility Counsel, the coalition of cities served by Oncor, Texas Industrial Energy Consumers, Texas Retailers Association, and a new retail electric provider for the state. The settlement does not remove regulatory oversight of Oncor's business nor does it eliminate TXU Energy's price to beat rates and related possible fuel adjustments described below. The settlement must be approved by the Commission, which has held a hearing on it and is awaiting briefs from the parties. US Holdings is unable to predict the outcome of these proceedings.

     Among other things, the settlement plan resolves T&D rates, the true-up in 2004 of stranded costs, securitization of regulatory assets, collection of current unrecovered fuel costs, reconciliation of 3 1/2 years of fuel expenses and the retail and wholesale clawbacks.

     The major terms of the settlement plan are:

o Transmission and Distribution Rates -- In 2002, Oncor will implement an excess mitigation credit (EMC) in the amount of $350 million (plus interest), applied over a two-year period as a reduction to T&D rat es charged to REPs. This amount reflects resolution of stranded cost mitigation, approximately $8.2 billion of fuel costs covering the period of July 1998 through 2001, the unrecovered fuel balance at December 31, 2001, and other items.

o Stranded Cost Resolution -- US Holdings' stranded costs are fixed at zero, including resolution of amounts related to its repurchase of minority owner interests in the Comanche Peak nuclear generating station, recovery of certain environmental improvement costs and elimination of the 2004 true-up proceedings.

o Regulatory Asset Securitization -- Oncor will receive a financing order authorizing it to issue securitization bonds in the aggregate amount of $1.3 billion to recover generation-related regulatory assets. The settlement provides that there will be an initial issuance of securitization bonds in the amount of up to $500 million upon approval of the settlement followed by a second issuance for the remainder after 2003. This settlement resolves all issues related to generation-related regulatory assets and liabilities.

o Retail Clawback -- The retail clawback provision was included in the 1999 Restructuring Legislation to serve as an incentive for the affiliated REPs of utilities to actively compete for customers outside their traditional service areas. In the event that US Holdings' affiliated REP retains more than 60 percent of its residential and small commercial customers after the first two years of competition, the amount of the retail clawback credit will be equal to:

     o the number of residential and small commercial customers retained by TXU Energy in its traditional service area on January 1, 2004;
     o less the number of new customers TXU Energy adds outside of its traditional service territory by January 1, 2004;
     o    multiplied by $90.

     This determination will be made separately for the residential and small commercial classes and compares to the $150 per customer limit contained in the 1999 Restructuring Legislation. The credit will be applied to Oncor's rates over a two-year period beginning January 1, 2004.

o Lawsuit and Regulatory Proceeding Resolution -- The parties agree to seek dismissal of a number of currently pending and planned lawsuits, as well as regulatory proceedings, including Docket No. 22652. (See Regulatory Disallowance below.)

     US Holdings recorded a $154 million (after-tax) extraordinary charge in the fourth quarter of 2001 as a result of settlement-related items and debt refinancing (see Note 5).

     Implementation of the 1999 Restructuring Legislation -- As noted in the appropriate sections of the following discussion, the settlement plan filed with the Commission by US Holdings, if adopted, will result in final determination concerning certain provisions of the legislation. If the settlement plan is not approved, certain other proceedings discussed below will not be resolved.

     Stranded Cost True-up (see Regulatory Settlement Plan above) -- The 1999 Restructuring Legislation requires each T&D utility, its affiliated REP, and its affiliated power generation company to jointly file to finalize stranded costs and to reconcile those costs with the estimate of stranded costs developed in the unbundled cost of service proceedings conducted during 2000 and 2001, such as US Holdings' Docket No. 22350. Such a true-up proceeding will be filed after January 10, 2004, on a schedule and under procedures to be determined by the Commission. Any resulting stranded costs will be collected for TXU Energy through the non-bypassable delivery charges of Oncor, unless the regulatory settlement plan described above is approved, in which case this filing is not required.

     For the purposes of determining the final stranded cost figure, the 1999 Restructuring Legislation requires US Holdings to quantify the market value of its generation assets, and hence its stranded costs, using one or more of the following methods: (i) sale of assets, (ii) stock valuation, (iii) partial stock valuation, (iv) exchange of assets or (v) ECOM.

Any true-up proceeding would also require:

     o TXU Energy to reconcile, and either credit or bill to Oncor (and Oncor to credit or bill T&D customers), any difference between the price of power determined through the capacity auction process conducted pursuant to the Commission's requirements and the power cost projections that were employed for the same time period in the ECOM model to estimate stranded costs in the Docket No. 22350 proceeding. This reconciliation (wholesale clawback) generally would affect all of TXU Energy's generation revenues for the period 2002-2003;

     o TXU Energy to reconcile and credit to Oncor (and Oncor to credit T&D customers) any positive difference between the price to beat, reduced by the non-bypassable delivery charge, and the prevailing market price of electricity during the same time period to the extent that the price to beat exceeded the market price of electricity. This reconciliation (retail clawback) for the applicable customer class is not required if 40% of the electric power consumed by customers in that class is supplied by competing REPs before January 1, 2004. If a reconciliation is required, the amount credited cannot exceed an amount equal to the number of residential or small commercial customers served by Oncor that are buying electricity from TXU Energy at the price to beat on January 1, 2004, minus the number of new customers obtained outside the service area, multiplied by $150; and

     o the Commission to conduct a review, to the extent any amount of regulatory assets included in a transition charge or competition transition charge had not been previously approved by the Commission, to determine whether these regulatory assets were appropriately calculated and constituted reasonable and necessary costs. If the Commission finds that the amount of regulatory assets is subject to modification, a credit or other rate adjustment will be made to Oncor's non-bypassable delivery rates.

     Stranded Cost Recovery (see Regulatory Settlement Plan above) -- In
October 1999, US Holdings filed an application with the Commission for a financing order (Docket No. 21527) to permit the issuance by a special purpose entity of $1.65 billion of transition bonds secured by payments in the form of a non-bypassable charge from retail customers. On May 1, 2000, the Commission signed a final order rejecting US Holdings' request for the $1.65 billion and authorized only $363 million. US Holdings filed an appeal on May 2, 2000, with the Travis County, Texas District Court. On September 7, 2000, the District Court issued a final judgment that reversed part of the Commission's financing order, affirmed other aspects of the Commission's financing order, and ordered the case remanded to the Commission for further proceedings consistent with the judgment. US Holdings and various other parties appealed this judgment directly to the Supreme Court of Texas. On June 6, 2001, the Supreme Court of Texas issued what US Holdings believes is a favorable ruling that should allow Oncor to issue transition bonds of approximately $1.3 billion. On October 18, 2001, the Supreme Court remanded the case to the Commission for determination of the final amount of permitted securitization. The Commission has begun the remand proceeding (Docket No. 24892). US Holdings cannot predict when it will be completed, but is prepared to move quickly in connection with the issuance of transition bonds once a final financing order is issued by the Commission. In connection with the Regulatory Settlement Plan described above, Docket No. 24892 has been consolidated into that proceeding and Docket No. 24892 has been closed.

     On June 6, 2001, the Texas Supreme Court affirmed the judgment of the Travis County, Texas District Court denying an appeal and finding that the securitization provisions are constitutional.

     Mitigation (see Regulatory Settlement Plan above) -- From January 1, 1998 through June 30, 1999, earnings of $170 million in 1998 and $52 million in 1999 in excess of the regulatory earnings cap (mitigation) were recorded as additional depreciation of nuclear production assets. Effective July 1, 1999, following the 1999 Restructuring Legislation, all of US Holdings' and TXU SESCO Company's earnings in excess of the regulatory earnings cap of $92 million in 1999, $310 million in 2000 and $40 million in 2001 were recorded as a reduction of revenues, with a corresponding regulatory liability recorded.

      On June 4, 2001, the Commission issued an interim order that addressed Oncor's charges for T&D service when retail competition would begin. Among other things, that interim order and subsequent final order issued on October 3, 2001, required Oncor to reduce rates (which will necessitate a corresponding reimbursement from TXU Energy), over the period from 2002-2008, both the 1998-2000 earnings in excess of the regulatory earnings cap and an estimate of the 2001 earnings in excess of the regulatory earnings cap. On June 20, 2001, US Holdings filed a petition with the Texas Supreme Court, requesting that the Court issue a writ of mandamus compelling the Commission to vacate the portions of its orders that require US Holdings to halt mitigation of stranded costs and reverse the stranded cost mitigation already taken. On December 31, 2001, the Supreme Court of Texas denied the petition. The Commission's decision continues to be under appeal to the Travis County, Texas District Court.

     On July 31, 2001, the staff of the Commission notified US Holdings and the Commission that it disagreed with US Holdings' computation of the level of earnings in excess of the regulatory earnings cap for calendar year 2000. The Commission's staff disagrees with US Holdings' adjustment that removed $298 million of deferred federal income tax liability associated with under-recovered fuel. On August 13, 2001, the Commission issued an order adopting the staff position. US Holdings disagrees with the Commission's decision and has appealed it to the Travis County, Texas, District Court. If the appeal is not successful, TXU Energy will record an after-tax charge of $23 million.

     Fuel Cost Recovery (see Regulatory Settlement Plan above) -- US Holdings' eligible fuel costs incurred through December 31, 2001 will be recoverable through fixed fuel factors, and to the extent such costs are not recovered by that date, through the true-up process. At December 31, 2001, US Holdings had unrecovered fuel costs plus related interest deferred of $329 million. The balance, plus additional accrued interest, is expected to be recovered through the true-up process.

     TXU Energy is required to file in 2002 with the Commission for final reconciliation of its eligible fuel costs in a proceeding in which it has the burden of proving that fuel costs under review were reasonable and necessary to provide reliable electric service, that it has properly accounted for its fuel-related revenues, and that fuel prices charged to the utility by an affiliate were reasonable and necessary and not higher than prices charged for similar items by such affiliate to other affiliates or nonaffiliates. This final reconciliation will cover the period from July 1998 through December 2001, during which US Holdings incurred about $8.2 billion of reconcilable fuel costs. Management believes all costs are recoverable; however, should there be any disallowances by the Commission, these will be the responsibility of TXU Energy.

     Regulatory Disallowance (see Regulatory Settlement Plan above) -- The Commission's final order in connection with US Holdings' January 1990 rate increase request (Docket No. 9300) was ultimately reviewed by the Texas Supreme Court. As a result, an aggregate of $909 million of disallowances with respect to US Holdings' reacquisitions of minority owners' interests in Comanche Peak, which had previously been recorded as a charge to earnings, was remanded to the District Court with instructions that it be remanded to the Commission for reconsideration on the basis of a prudent investment standard. On remand, the Commission also was required to reevaluate the appropriate level of US Holdings' construction work in progress included in rate base in light of its financial condition at the time of the initial hearing. On June 9, 2000, the District Court's order of remand was filed with the Commission, and the Commission has assigned the remand proceeding Docket No. 22652. A final decision is expected in 2002.

5.   EXTRAORDINARY ITEMS

     Loss on reacquisition of debt -- As a result of the debt restructuring and refinancings in the fourth quarter of 2001, US Holdings recorded an extraordinary loss of $97 million (after taxes of $52 million) for the early reacquisition of debt.

     Loss on settlement -- As a result of the Regulatory Settlement Plan submitted to the Commission for approval of outstanding unbundling issues (see
Note 4), US Holdings recorded an extraordinary loss of $57 million (after taxes of $63 million) in the fourth quarter of 2001 to reflect the effect of settlement items that are no longer probable of recovery. The settlement related items included unrecovered fuel cost, all remaining generation-related regulatory assets and regulatory liabilities that are not subject to recovery through the issuance of securitization bonds, and the excess cost over market of certain purchased power contracts.

6.   SHORT-TERM FINANCING

     At December 31, 2001, US Holdings had $525 million of borrowings from affiliates outstanding. Average borrowings outstanding from affiliates were $352 million and $261 million during 2001 and 2000, respectively. Weighted average interest rates on these borrowings were 3.08% and 7.36% at December 31, 2001 and 2000, respectively.

     At December 31, 2001, TXU Corp., US Holdings and TXU Gas had joint US dollar-denominated lines of credit under revolving credit facility agreements (US Credit Agreements) with a group of banking institutions that supports TXU Corp.'s commercial paper program. At December 31, 2001, US Holdings had no borrowings outstanding under these facilities. As of January 1, 2002, TXU Gas was removed as a borrower. The US Credit Agreements have two facilities and were amended in February 2002. Facility A provides for short-term borrowings aggregating up to $1.4 billion outstanding at any one time at variable interest rates and terminates April 30, 2002. Facility B provides for borrowings aggregating up to $1.4 billion outstanding at any one time at variable interest rates and terminates in February 2005. Facility B also provides for the issuance of up to $500 million of letters of credit. Letters of credit outstanding under the agreement total $355 million for US Holdings at December 31, 2001. US Holdings' borrowings under both facilities are limited to an aggregate of $2.0 billion outstanding at any one time.

     Prior to January 1, 2002, US Holdings and TXU Gas sold certain customer accounts receivable to a wholly-owned bankruptcy-remote unconsolidated subsidiary of TXU Corp. (TXU Receivables Company), which sells undivided interests in accounts receivable it purchases to financial institutions. As of January 1, 2002, the facility was amended to add TXU Energy Retail Company LP, TXU SESCO Energy Services Company and Oncor as qualified originators of accounts receivable under the program. TXU Receivables Company may sell up to an aggregate of $600 million in undivided interests in the receivables purchased from the originators under the program. As of December 31, 2001, US Holdings had sold $812 million face amount of receivables to TXU Receivables Company under the program in exchange for cash of $440 million and $363.9 million in subordinated notes, with $8.1 million representing costs of the program since inception in August 2001. Annualized costs of the program approximated 3.7% of the cash proceeds from the receivables sales. As of December 31, 2000, US Holdings had received cash of $500 million for receivables sold under a prior facility. The subordinated notes receivable from TXU Receivables Company are included in accounts receivables in the consolidated balance sheet.

7.   LONG-TERM DEBT

                                                                                       December 31,
                                                                                   --------------------
                                                                                    2001          2000
                                                                                    ----          ----
First mortgage bonds:
    Fixed rate (6.25% to 8.875%  due 2002 to 2025) .............................   $1,978       $2,251
    Variable rate (2.47% due 2003) .............................................      400          575
Pollution control series:
    Brazos River Authority:
        Fixed rate (4.25% to 5.75% due 2029 to 2036) ...........................    1,042          863
        Taxable series (2.0% to 2.02% due 2023 to 2036) ........................      310           89
        Variable rate (1.6% to 1.75% due 2032 to 2034) (a) .....................       66          467
   Sabine River Authority of Texas:
        Fixed rate (4.0% to 6.45% due 2021 to 2030) ............................      319          199
        Taxable series (2.02% due 2036) (a) ....................................       57          181
   Trinity River Authority of Texas:
        Fixed rate (4.9% to 5.0% due 2027 to 2028) (a) .........................       51           51
Secured medium-term notes, fixed rate (6.47% to 9.7% due 2002 to 2003) .........       87          159
Debt assumed for purchase of utility plant (b) .................................      144          148
Floating rate debentures (3.639% due 2003) .....................................    1,500           --
Senior debentures (7.17% due 2007) .............................................       10          300
Junior subordinated debentures (3.03% to 8.175% due 2007 to 2008) ..............       10           --
Unamortized premium and discount ...............................................      (14)         (24)
                                                                                   ------       ------
             Total long-term debt ..............................................    5,960        5,259
Less:  Amounts due currently ...................................................      374          220
                                                                                   ------       ------
             Total long-term debt, less amounts due currently ..................   $5,586       $5,039
                                                                                   ======       ======

     -----------------------
(a) Interest rates in effect at December 31, 2001 are presented. These series are in a flexible or weekly rate mode and are secured by an irrevocable letter of credit. Bonds in the flexible mode will be remarketed for periods of less than 270 days.

(b) In 1990, US Holdings purchased the ownership interest in Comanche Peak of Tex-La Electric Cooperative of Texas, Inc. (Tex-La) and assumed debt of Tex-La payable over approximately 32 years. The assumption is secured by a deed of trust on the acquired interest. TXU Corp. has guaranteed these payments.

     Debt Restructure and Refinancing Plan -- On January 1, 2002, US Holdings' business was restructured into a regulated T&D utility business and an unregulated energy business. See Note 4 for a more detailed discussion of the separation of the businesses. In connection with the restructuring, the generation assets transferred to TXU Energy were released from the lien of US Holdings' mortgage. Upon transfer of the T&D assets to Oncor, Oncor assumed US Holdings' mortgage and the first mortgage bonds outstanding thereunder. US Holdings remains a co-obligor with respect to payments. The utility assets of Oncor are subject to the lien of the mortgage.

     Under the debt restructure and refinancing plan, US Holdings' pollution control bond obligations were assumed by TXU Energy.

     The debt restructuring process resulted in a one-time extraordinary charge to earnings of $97 million (after-tax) in the fourth quarter of 2001 (see Note
5). In connection with the refinancing, approximately $73 million in additional losses from the reacquisition of debt and trust securities was written off to operation and maintenance expense in the fourth quarter of 2001. Because this write-off is recoverable, it reduced the adjustment to revenues for earnings in excess of the regulatory earnings cap.

     The pollution control series variable rate debt of US Holdings requires periodic remarketing. Because US Holdings intends to remarket these obligations, and has the ability and intent to refinance if necessary, they have been classified as long-term debt.

     Sinking fund and maturity requirements for the years 2002 through 2006 under long-term debt instruments outstanding at December 31, 2001, were as follows:

                        Year
                        ----
                        2002 .........................    $   374
                        2003 .........................    $ 2,208
                        2004 .........................    $   225
                        2005 .........................    $    97
                        2006 .........................    $     6

8. US HOLDINGS OBLIGATED, MANDATORILY REDEEMABLE, PREFERRED SECURITIES OF SUBSIDIARY TRUSTS HOLDING SOLELY JUNIOR SUBORDINATED DEBENTURES OF US HOLDINGS (TRUST SECURITIES)

     Statutory business trusts were established as wholly-owned financing subsidiaries (Trusts) of US Holdings for the purpose of issuing trust securities and holding Junior Subordinated Debentures issued by US Holdings (Debentures). The only assets of each Trust were Debentures of US Holdings having a principal amount set forth under "Trust Assets" in the table below. The interest on Trust Assets matched the distributions on the Trust Securities. Each Trust used interest payments received on the Debentures it held to make cash distributions on the Trust Securities issued.

     In December 2001, the TXU Electric Capital I and Capital III Trust Securities were redeemed for approximately $141 and $194 million, respectively. In addition, US Holdings redeemed $99 million of the $100 million of outstanding TXU Electric Capital IV Trust Securities and $392 million of the $400 million outstanding amount of its TXU Electric Capital V Trust Securities. Following the completion of the redemption, the Capital IV and V Trusts were liquidated. The capital securities held by the security holders were refinanced by proceeds of junior subordinated debentures of US Holdings, which are classified on the balance sheet as other long-term debt.

9. PREFERRED STOCK

                                                                                    Redemption Price Per Share
                                                                                          (Before Adding
                                     Shares Outstanding                Amount         Accumulated Dividends)
Dividend Rate                           December 31,                 December 31,       December 31, 2001
-------------                          --------------                ------------   --------------------------
                                       2001        2000          2001       2000
                                       ----        ----          ----       ----
                                    Thousands of Shares
Not Subject to Mandatory Redemption (a):
---------------------------------------

$4.00 to $5.08 series ................. 379        379          $  38      $  38                $101.79 to $112.00
  7.98 series ......................... 261        261             26         26                       (c)
  7.50 series (b) ..................... 308        308             30         30                       (c)
  7.22 series (b) ..................... 221        221             21         21                       (c)
                                                                -----      -----
        Total .........................                         $ 115      $ 115
                                                                =====      =====

Subject to Mandatory Redemption (a) (d):
---------------------------------------

 $6.98 series ......................... 107        107          $  11      $  11                       (c)
  6.375 series ........................ 100        100             10         10                       (c)
                                                                   --         --
                                                                -----      -----
      Total ...........................                         $  21      $  21
                                                                =====      =====

(a) Cumulative, without par value, entitled upon liquidation to $100 a share; total authorized shares of preferred stock 17,000,000.
(b) The preferred stock series is the underlying preferred stock for depositary shares that were issued to the public. Each depositary share represents one quarter of a share of underlying preferred stock.
(c)  Preferred stock series is not redeemable at December 31, 2001.
(d) US Holdings is required to redeem at a price of $100 per share plus accumulated dividends a specified minimum number of shares annually or semi-annually on the initial/next dates shown below. These redeemable shares may be called, purchased or otherwise acquired. Certain issues may not be redeemed at the option of US Holdings prior to 2003. US Holdings may annually call for redemption, at its option, an aggregate of up to twice the number of shares shown below for each series at a price of $100 per share plus accumulated dividends.

                          Minimum Redeemable               Initial/Next Date of
          Series              Shares                       Mandatory Redemption
          ------          -------------------              --------------------

          $6.98             50,000 annually                   July 1, 2003
           6.375            50,000 annually                 October 1, 2003

     The carrying value of preferred stock subject to mandatory redemption is being increased periodically to equal the redemption amounts at the mandatory redemption dates with a corresponding increase in preferred stock dividends.

10. COMMON STOCK EQUITY

     During 2001, 2000 and 1999, US Holdings purchased and retired a total of
28.6 million, 24.1 million and 19.8 million shares, respectively, of its issued and outstanding common stock from TXU Corp. at a total cost of $859 million, $802 million and $593 million, respectively. The cost of the repurchased shares, to the extent it exceeded the average contributed capital per share, has been charged to retained earnings.

     No shares of US Holdings' common stock are held by or for its own account, nor are any shares of such capital stock reserved for its officers and employees or for options, warrants, conversions and other rights in connection therewith.

     The articles of incorporation, the mortgage of substantially all of Oncor's property and certain other debt instruments of US Holdings contain provisions which, under certain conditions, restrict distributions on or acquisitions of common stock. At December 31, 2001, approximately $13 million of retained earnings of US Holdings were restricted as a result of such provisions.

11.  INCOME TAXES

     The components of the provision for income taxes are as follows:

                                                                                  Year Ended December 31,
                                                                                ---------------------------
                                                                                2001       2000        1999
                                                                                ----       ----        ----
Charged (credited) to operating expenses
     Current:
          Federal ...........................................................  $ 549      $ 245       $ 274
          State .............................................................     40         11          16
                                                                               -----      -----       -----
               Total ........................................................    589        256         290
                                                                               -----      -----       -----
     Deferred:
          Federal:
               Depreciation differences and capitalized construction costs ..    (46)       (25)         84
               Over/under-recovered fuel revenue ............................   (220)       282          46
               Other ........................................................    108        (87)        (52)
                                                                               -----      -----       -----
                    Total ...................................................   (158)       170          78
                                                                               -----      -----       -----
          State .............................................................     (3)       (22)         15
     Investment tax credits .................................................    (21)       (21)        (21)
                                                                               -----      -----       -----
          Total to operating expenses .......................................    407        383         362
                                                                               -----      -----       -----
Charged (credited) to other income
     Current:
          Federal ...........................................................    (14)        (4)        (36)
          State .............................................................     (1)        --          (2)
                                                                               -----      -----       -----
               Total ........................................................    (15)        (4)        (38)
                                                                               -----      -----       -----
     Deferred:
          Federal:
               Regulatory disallowance ......................................     13         14          31
               Other ........................................................     (7)        (2)         (1)
                                                                               -----      -----       -----
               Total ........................................................      6         12          30
                                                                               -----      -----       -----
          State .............................................................      1          2           2
                                                                               -----      -----       -----
               Total to other income ........................................     (8)        10          (6)
                                                                               -----      -----       -----
                    Total ...................................................   $399      $ 393       $ 356
                                                                               =====      =====       =====

     Reconciliation of income taxes computed at the federal statutory rate to provision for income taxes:

                                                                                     Year Ended December 31,
                                                                                 --------------------------------
                                                                                   2001        2000        1999
                                                                                   ----        ----        ----
Income before income taxes and extraordinary items...........................    $1,281      $1,288      $1,135
                                                                                 ======      ======      ======

Income taxes at the federal statutory rate of 35% ...........................    $  448      $  451     $   397
     Depletion allowance ....................................................       (25)        (24)        (25)
     Amortization of investment tax credits .................................       (21)        (21)        (21)
     Amortization of tax rate differences ...................................        (8)         (9)         (7)
     Amortization of prior flow-through amounts .............................       (11)          5           2
     State income taxes, net of federal tax benefit .........................        24          (6)         20
     Other ..................................................................        (8)         (3)        (10)
                                                                                 ------      ------      ------
Provision for income taxes ..................................................    $  399      $  393      $  356
                                                                                 ======      ======      ======

Effective tax rate ..........................................................        31%         31%         31%

     The components of US Holdings' deferred tax assets and deferred tax liabilities are as follows:


                                                                                  December 31,
                                                    ------------------------------------------------------------------------
                                                                              2001                                 2000
                                                    -----------------------------------  -------------------------------
                                                     Total     Current     Noncurrent    Total    Current   Noncurrent
                                                     -----     -------     ----------    -----    -------   ----------

Deferred Tax Assets

    Unbilled revenues ............................     $57      $ 57       $   --       $    45     $   45      $   --
    Unamortized investment tax credits ...........     179        --          179           265         --         265
    Impairment of assets .........................     133        --          133            71         --          71
    Regulatory disallowance ......................      93        --           93           107         --         107
    Alternative minimum tax ......................     326        --          326           394         --         394
    Tax rate differences .........................      54        --           54            66         --          66
    Employee benefits ............................     112        --          112           100         --         100
    Mitigation and redirected depreciation .......     122        --          122           244         --         244
    Deferred benefits of state income taxes ......      72        12           60           184          4         180
    Other ........................................      18         8           10            14         --          14
    Deferred state income taxes ..................       6         1            5            66         --          66
                                                    ------    ------       ------       -------     ------      -------
          Total deferred tax assets ..............   1,172        78        1,094         1,556         49       1,507
                                                    ------    ------      -------       -------     -------     ------

Deferred Tax Liabilities
    Depreciation differences and capitalized
        Construction costs .......................   4,025        --        4,025         4,042         --       4,042
    Over/(under)-recovered fuel revenue ..........      --        --           --           295        295          --
    Redemption of long-term debt .................     131        --          131           133         --         133
    Recoverable redirected depreciation ..........      --        --           --           123         --         123
    Deferred charges for state income taxes ......      85        --           85            17         --          17
    Other ........................................     113        --          113            97          1          96
    Deferred state income taxes ..................      28        --           28           354         21         333
                                                    ------      ----       ------       -------     ------      ------
          Total deferred tax liability ...........   4,382        --        4,382         5,061        317       4,744
                                                    ------      ----       ------       -------     ------      ------
    Net Deferred Tax Liability (Asset) ...........  $3,210      $(78)      $3,288       $ 3,505       $268      $3,237
                                                    ======      ====       ======       =======     ======      ======

     At December 31, 2001, US Holdings had approximately $326 million of alternative minimum tax credit carryforwards available to offset future tax payments.

     US Holdings' income tax returns are subject to examination by applicable tax authorities. The IRS is currently examining the tax years 1993 through 1997. In management's opinion, an adequate provision has been made for any future taxes that may be owed as a result of any examinations.

12. RETIREMENT PLAN AND OTHER POSTRETIREMENT BENEFITS

     US Holdings and its subsidiaries are participating employers in the TXU Retirement Plan (Retirement Plan), a defined benefit pension plan sponsored by TXU. The Retirement Plan is a qualified pension plan under Section 401(a) of the Internal Revenue Code of 1986, as amended (Code) and is subject to the provisions of the Employee Retirement Income Security Act of 1974, as amended (ERISA). Employees are eligible to participate in the Retirement Plan upon their completion of one year of service and the attainment of age 21. All benefits are funded by the participating employers. The Retirement Plan provides benefits to participants under one of two formulas: (i) a cash balance formula under which participants earn monthly contribution credits based on their compensation and a combination of their age and years of service, plus monthly interest credits, or
(ii) a traditional defined benefit formula based on years of service and the average earnings of the three years of highest earnings.

     All eligible employees hired after January 1, 2002 will participate under the cash balance formula. Certain employees who, prior to January 1, 2002, participated under the traditional defined benefit formula, continue their participation under that formula. Under the cash balance formula, future increases in earnings will not apply to prior service costs. It is TXU's policy to fund the plans on a current basis to the extent deductible under existing federal tax regulations. Such contributions, when made, are intended to provide not only for benefits attributed to service to date, but also those expected to be earned in the future.

      In addition, US Holdings' employees are eligible to participate in a qualified savings plan, the TXU Thrift Plan (Thrift Plan). This plan is a participant-directed defined contribution profit sharing plan qualified under
Section 401(a) of the Code, and is subject to the provisions of ERISA. The Thrift Plan includes an employee stock ownership component. Under the terms of the Thrift Plan, as amended effective January 1, 2002, employees who do not earn more than the IRS threshold compensation limit used to determine highly compensated employees may contribute, through pre-tax salary deferrals and/or after-tax payroll deductions, a specified amount of compensation ranging from 1% to 20%. Employees who earn more than such threshold may contribute from 1% to 16% of their compensation. Employer matching contributions are also made in an amount equal to 100% of the first 6% of employee contributions for employees who are covered under the cash balance formula of the Retirement Plan, and 75% of the first 6% of employee contributions for employees who are covered under the traditional defined benefit formula of the Retirement Plan. Employer matching contributions are invested in TXU Corp. common stock. Contributions to the Thrift Plan aggregated $14 million for 2001 and $13 million for 2000 and 1999.

                                                                                 2001       2000        1999
                                                                                 ----       ----        ----
Weighted-average assumptions:

Discount rate ...............................................................   7.50%      8.00%      8.25%
Expected return on plan assets ..............................................   9.00%      9.00%      9.00%
Rate of compensation increase ...............................................   4.30%      4.30%      4.30%

                                                                                      Year Ended December 31,
                                                                                  ---------------------------
                                                                                  2001        2000       1999
                                                                                  ----        ----       ----
Components of Net Pension Costs:

Service cost ................................................................      $22       $ 21       $ 26
Interest cost ...............................................................       67         63         64
Expected return on assets ...................................................      (98)       (90)       (89)
Amortization of unrecognized prior service cost .............................        4          3          4
Amortization of net gain ....................................................      (19)       (20)        (7)
Recognized settlement gains .................................................       --         --        (39)
Recognized termination benefits loss ........................................       --         --         35
                                                                                  ----       ----     ------
    Net periodic pension cost ...............................................     $(24)      $(23)      $ (6)
                                                                                  =====      =====      =====


                                                                                Year Ended December 31,
                                                                                -----------------------
                                                                                   2001        2000

Change in Pension Obligation:

Pension obligation at beginning of year .....................................     $ 869    $   781
    Service cost ............................................................        22         21
    Interest cost ...........................................................        67         63
    Plan amendments .........................................................        (9)        16
    Actuarial loss ..........................................................        54         32
    Benefits paid ...........................................................       (44)       (44)
                                                                                  -----    -------
Pension obligation at end of year ...........................................     $ 959    $   869
                                                                                  =====    =======

Change in Plan Assets:

Fair value of assets at beginning of year ...................................    $1,160     $1,174
    Actual return on assets .................................................       (30)        30
    Benefits paid ...........................................................       (44)       (44)
                                                                                -------    -------

Fair value of assets at end of year .........................................    $1,086     $1,160
                                                                                 ======     ======

Funded Status:

Pension obligation ..........................................................   $  (959)   $  (869)
Fair value of assets ........................................................     1,086      1,160
Unrecognized net transition asset ...........................................        (1)        (1)
Unrecognized prior service cost .............................................        28         41
Unrecognized net gain .......................................................      (186)      (387)
                                                                                -------    -------
Accrued pension cost ........................................................   $   (32)   $   (56)
                                                                                =======    =======

Amounts Recognized in the Statement of Financial Position Consist of:
Accrued benefit liability ...................................................   $   (33)   $   (56)
Accumulated other comprehensive loss ........................................         1         --
                                                                                -------    -------

     Net amount recognized ..................................................   $   (32)   $   (56)
                                                                                ========   =======

     In addition to the retirement plans, US Holdings offers certain health care and life insurance benefits to substantially all of its employees and their eligible dependents at retirement. Benefits received vary in level depending on years of service and retirement dates.

                                                                                     2001       2000      1999
                                                                                     ----       ----      ----
Weighted-average assumptions:

Discount rate .................................................................      7.50%      8.00%     8.25%
Expected return on plan assets ................................................      8.34%      8.49%     8.49%

                                                                                       Year Ended December 31,
                                                                                   ---------------------------
                                                                                      2001         2000
                                                                                      ----         ----
Components of Net Periodic Postretirement Benefit Costs:

Service cost ..................................................................       $12       $    12
Interest cost .................................................................        33           32
Expected return on assets .....................................................       (11)         (12)
Amortization of unrecognized net transition obligation ........................         8            9
Amortization of unrecognized prior service cost ...............................         1           --
Amortization of net loss ......................................................        --           --
Recognized curtailment loss ...................................................        --            --
                                                                                   ------       -------
     Net postretirement benefit cost ..........................................    $   43       $    41
                                                                                   ======       =======

Change in Postretirement Benefit Obligation:

Benefit obligation at beginning of year .......................................     $ 450       $  396
    Service cost ..............................................................        12           12
    Interest cost .............................................................        33           32
    Plan amendments ...........................................................        13           --
    Participant contributions .................................................         4            2
    Actuarial loss ............................................................       103           42
    Benefits paid .............................................................       (31)         (34)
                                                                                    -----       ------

Benefit obligation at end of year .............................................     $ 584       $  450
                                                                                    =====       ======

Change in Plan Assets:

Fair value of assets at beginning of year .....................................      $131        $ 137
    Actual return on assets ...................................................         2           (1)
    Employer contributions ....................................................        31           27
    Participant contributions .................................................         4            2
    Benefits paid .............................................................       (30)         (34)
                                                                                    -----        -----

Fair value of assets at end of year ...........................................     $ 138       $  131
                                                                                    =====       ======

Funded Status:

Benefit obligation ............................................................     $(584)       $(450)
Fair value of assets ..........................................................       138          131
Unrecognized transition obligation ............................................        82          106
Unrecognized prior service cost ...............................................        28           --
Unrecognized net loss .........................................................       168           56
                                                                                    -----        -----

Accrued postretirement benefit cost ...........................................     $(168)       $(157)
                                                                                    =====        =====

      The expected increase in costs of future benefits covered by the postretirement benefit plans is projected using a health care cost trend rate for pre-65 liabilities of 10% for 2002 decreasing by 1% each year until the ultimate rate of 5% is reached in 2007. For post-65 liabilities the rate is 11% for 2002 decreasing by 1% each year until the ultimate rate of 5% is reached in 2008. A one percentage point increase in the assumed health care cost trend rate in each future year would increase the accumulated postretirement benefit obligation at December 31, 2001 by approximately $69 million, and other postretirement benefits cost for 2001 by approximately $7 million. A one percentage point decrease in the assumed health care cost trend would decrease the accumulated postretirement benefit obligation at December 31, 2001 by approximately $57 million and other postretirement benefit cost for 2001 by approximately $6 million.

13. FAIR VALUE OF FINANCIAL INSTRUMENTS

       The carrying amounts and related estimated fair values of US Holdings' significant financial instruments are as follows:

                                                                          December 31, 2001        December 31, 2000
                                                                         ------------------        -----------------
                                                                         Carrying     Fair         Carrying     Fair
                                                                          Amount     Value          Amount     Value
                                                                         --------    -----         ---------   -----
 On balance sheet assets (liabilities)
    Long-term debt (including current maturities) .................     $(5,960)  $(6,037)        $(5,259)    $(5,310)
    US Holdings obligated, mandatorily redeemable, preferred
        securities of subsidiary trusts holding solely junior
        subordinated debentures of US Holdings ....................         --         --             (829)      (832)
    Preferred stock subject to mandatory redemption ...............        (21)       (21)             (21)       (17)
Off balance sheet assets (liabilities)
    Financial guarantees ..........................................         --        (65)              --        (65)
    Interest rate swap ............................................         --         --               --         (1)

     With the implementation of SFAS No. 133 on January 1, 2001, financial instruments that are derivatives are now recorded on the balance sheet at fair value.

     The fair values of long-term debt and preferred stock subject to mandatory redemption are estimated at the lesser of either the call price or the market value as determined by quoted market prices, where available, or, where not available, at the present value of future cash flows discounted at rates consistent with comparable maturities with similar credit risk. The fair value of Trust Securities was based on quoted market prices. The carrying amounts for financial assets classified as current assets and the carrying amounts for financial liabilities classified as current liabilities approximate fair value due to the short maturity of such instruments.

     The fair value of the financial guarantees represents the full notional amount of the guarantees. Fair values for interest rate swaps are based either on quotes or the cost to terminate the agreements. The fair values of other financial instruments for which carrying amounts and fair values have not been presented are not materially different than their related carrying amounts.

14. COMMITMENTS AND CONTINGENCIES

     Clean Air Act -- The Federal Clean Air Act, as amended (Clean Air Act) includes provisions which, among other things, place limits on SO2 and NOx emissions produced by generating units. US Holdings' capital requirements have not been significantly affected by the requirements of the Clean Air Act. In addition, all permits required by the 1999 Restructuring Legislation have been applied for and US Holdings has initiated a construction program to install control equipment to achieve the required reductions.

     Purchased Power Contracts --US Holdings has entered into contracts to purchase power through the year 2005. These contracts provide for capacity payments subject to performance standards and energy payments based on the actual power taken under contract. Capacity payments under these contracts for the years ended December 31, 2001, 2000 and 1999 were $189 million, $186 million and $227 million, respectively.

     Assuming operating standards are achieved, future capacity payments under the agreements are estimated as follows:

           Year
           ----
           2002 ..................................................   $132
           2003 ..................................................     78
           2004 ..................................................     46
           2005 ..................................................     29
           2006 ..................................................      -
           Thereafter ............................................      -
                                                                     ----
                Total capacity payments ..........................   $285
                                                                     ====

     Leases -- US Holdings and its subsidiaries have entered into operating leases covering various facilities and properties including generating plants, combustion turbines, transportation, mining equipment, data processing equipment and office space. Certain of these leases contain renewal and purchase options and residual value guarantees. Lease costs charged to operating expense for the years ended December 31, 2001, 2000 and 1999 were $81 million, $62 million and $89 million, respectively.

     Future minimum lease commitments under operating leases that have initial or remaining noncancellable lease terms in excess of one year as of December 31, 2001, are as follows:

           Year
           ----
           2002 ..................................................    $58
           2003 ..................................................     50
           2004 ..................................................     50
           2005 ..................................................     53
           2006 ..................................................     49
           Thereafter ............................................    542
                                                                     ----
                Total future minimum lease payments ..............   $802
                                                                     ====

     Coal Contracts -- US Holdings has coal purchase agreements and coal transportation agreements. Annual commitments under these contracts are as follows:

           2002 ..................................................    $87
           2003 ..................................................     82
           2004 ..................................................     67
           2005 ..................................................     24
           2006 ..................................................     18
           Thereafter ............................................      -
                                                                     ----
                Total ............................................   $278
                                                                     ====

     Financial Guarantees -- US Holdings has entered into contracts with public agencies to purchase cooling water for use in the generation of electric energy and has agreed, in effect, to guarantee the principal, $19 million at December 31, 2001, and interest on bonds issued to finance the reservoirs from which the water is supplied. The bonds mature at various dates through 2011 and have interest rates ranging from 5-1/2% to 7%. US Holdings is required to make periodic payments equal to such principal and interest, including amounts assumed by a third party and reimbursed to US Holdings, of $4 million annually for the years 2002 and 2003, $7 million for 2004 and $1 million for 2005 and 2006. Annual payments made by US Holdings, net of amounts assumed by a third party under such contracts, for 1999, 2000 and 2001 were $4 million each year. In addition, US Holdings is obligated to pay certain variable costs of operating and maintaining the reservoirs. US Holdings has assigned to a municipality all contract rights and obligations of US Holdings in connection with $30 million remaining principal amount of bonds at December 31, 2001, issued for similar purposes which had previously been guaranteed by US Holdings. US Holdings is, however, contingently liable in the unlikely event of default by the municipality.

     Nuclear Insurance -- With regard to liability coverage, the Price-Anderson Act (Act) provides financial protection for the public in the event of a significant nuclear power plant incident. The Act sets the statutory limit of public liability for a single nuclear incident currently at $9.5 billion and requires nuclear power plant operators to provide financial protection for this amount. The Act is being considered by the United States Congress for modification. The terms of a modification, if any, are not presently known and therefore TXU Energy is unable, at this time, to determine any impact it may have on nuclear liability coverage. As required, TXU Energy provides this financial protection for a nuclear incident at Comanche Peak resulting in public bodily injury and property damage through a combination of private insurance and industry-wide retrospective payment plans. As the first layer of financial protection, TXU Energy has $200 million of liability insurance from American Nuclear Insurers (ANI), which provides such insurance on behalf of a major stock insurance company pool, Nuclear Energy Liability Insurance Association. The second layer of financial protection is provided under an industry-wide retrospective payment program called Secondary Financial Protection (SFP).

     Under the SFP, each operating licensed reactor in the United States is subject to an assessment of up to $88 million, subject to increases for inflation every five years, in the event of a nuclear incident at any nuclear plant in the United States. Assessments are limited to $10 million per operating licensed reactor per year per incident. All assessments under the SFP are subject to a 3% insurance premium tax, which is not included in the above amounts.

     With respect to nuclear decontamination and property damage insurance, Nuclear Regulatory Commission (NRC) regulations require that nuclear plant license-holders maintain not less than $1.1 billion of such insurance and require the proceeds thereof to be used to place a plant in a safe and stable condition, to decontaminate it pursuant to a plan submitted to and approved by the NRC before the proceeds can be used for plant repair or restoration or to provide for premature decommissioning. TXU Energy maintains nuclear decontamination and property damage insurance for Comanche Peak in the amount of $3.45 billion, above which TXU Energy is self-insured. The primary layer of coverage of $500 million is provided by Nuclear Electric Insurance Limited
(NEIL), a nuclear electric utility industry mutual insurance company. The remaining coverage includes premature decommissioning coverage and is provided by NEIL in the amount of $2.25 billion and $700 million from Lloyds of London, other insurance markets and foreign nuclear insurance pools. TXU Energy is subject to a maximum annual assessment from NEIL of $25.7 million in the event NEIL's losses under this type of insurance for major incidents at nuclear plants participating in these programs exceed the mutual's accumulated funds and reinsurance.

     TXU Energy maintains Extra Expense Insurance through NEIL to cover the additional costs of obtaining replacement power from another source if one or both of the units at Comanche Peak are out of service for more than twelve weeks as a result of covered direct physical damage. The coverage provides for weekly payments of $3.5 million for the first fifty-two weeks and $2.8 million for the next 110 weeks for each outage, respectively, after the initial twelve-week period. The total maximum coverage is $490 million per unit. The coverage amounts applicable to each unit will be reduced to 80% if both units are out of service at the same time as a result of the same accident. Under this coverage, TXU Energy is subject to a maximum annual assessment of $8.5 million per year.

     There have been some revisions made to the nuclear property and nuclear liability insurance policies regarding the maximum recoveries available for multiple terrorism occurrences. Under the NEIL policies, if there were multiple terrorism losses occurring within one year beginning with the first loss from terrorism, NEIL would make available one industry aggregate limit of $3.24 billion and any amounts it recovers from reinsurance, government indemnity or other sources up to the limits for each claimant. If terrorism losses occurred beyond the one-year period, a new set of limits and resources would apply. Under the ANI liability policy, the liability arising out of terrorist acts will be subject to one industry aggregate limit of $200 million which could be reinstated at ANI's option depending on prevailing risk circumstances and the balance in the Industry Credit Rating Plan reserve fund.

     Nuclear Decommissioning -- US Holdings has established a reserve, charged to depreciation expense and included in accumulated depreciation, for the decommissioning of Comanche Peak. Decommissioning costs are being recovered from Oncor customers over the life of the plant and deposited in external trust funds (included in investments). As of December 31, 2001, the market value of deposits in the external trust for decommissioning of Comanche Peak was $276 million, including unrealized gains of $57 million. Realized earnings on funds deposited in the external trust are recognized in the reserve. Based on a site-specific study completed during 1997 using the prompt dismantlement method and 1997 dollars, decommissioning costs for Comanche Peak Unit 1 and for Unit 2 and common facilities were estimated to be $271 million and $404 million, respectively. This estimate is subject to change in the future.

     Decommissioning activities are projected to begin in 2030 for Comanche Peak Unit 1 and 2033 for Unit 2 and common facilities. Through December 31, 2001, decommissioning costs were recovered based upon a 1992 site-specific study through rates placed in effect under US Holdings' January 1993 rate increase request. US Holdings accrued $18 million of decommissioning costs for each of the years ended December 31, 2001, 2000 and 1999. Effective January 1, 2002, decommissioning costs will be recovered through a non-bypassable charge by Oncor and remitted to the TXU Energy based upon a 1997 site-specific study, adjusted for trust fund assets, through rates placed in effect under US Holdings' 2001 Unbundled Cost of Service filing.

     Because the accounting for nuclear decommissioning recognizes that costs are recovered through rates or a non-bypassable charge to customers, fluctuations in equity prices or interest rates of trust fund assets do not affect results of operations, cash flows or financial position.

     General -- US Holdings is involved in various legal and administrative proceedings which the ultimate resolution, in the opinion of management, should not have a material effect upon its financial position, results of operations or cash flows.

15. SUPPLEMENTARY FINANCIAL INFORMATION

     Credit Risk -- Credit risk relates to the risk of loss that US Holdings would incur as a result of non-performance by counterparties. US Holdings maintains credit risk policies with regard to its counterparties to minimize overall credit risk. These policies include an evaluation of a potential counterparty's financial condition, credit rating, and other credit criteria and risk mitigation tools as deemed appropriate, including but not limited to use of standardized agreements that allow for netting of positive and negative exposures associated with a single counterparty. TXU Corp. and its subsidiaries have standardized processes for global monitoring and management of credit, including common methodology to analyze counterparties' financial strength, measurement of current counterparty exposures and contract language that includes netting. Credit enhancements such as parental guarantees, letters of credit, surety bonds and margin deposits are also utilized. Additionally, counterparties and portfolios are stress tested for potential credit exposure and managed to acceptable levels. This evaluation results in establishing credit limits or collateral requirements prior to entering into an agreement with a counterparty that creates credit exposure to US Holdings. Additionally, US Holdings has established controls to determine and monitor the appropriateness of these limits on an ongoing basis. Any material adverse change in the financial condition of a counterparty or downgrade of its credit quality will result in the reassessment of the credit limit with that counterparty. This could result in a reduction of the credit limit or request for additional financial assurances.

     The largest share of the gross assets subject to credit risk are accounts receivable from the retail sale of electricity to millions of residential and small commercial customers. The risk of material loss from nonperformance from these customers is not considered likely. Reserves for uncollectible accounts receivable are provided for the potential loss from nonpayment by these customers based on historical experience. The restructuring of the electric industry in Texas effective January 1, 2002 increases the risk profile of TXU Energy in relation to its customers; however, TXU Energy has the ability to take actions to mitigate such customer risk. In addition, Oncor has exposure to credit risk as a result of non-performance by REPs, which are responsible for collecting Oncor's T&D charges.

     Most of the remaining trade accounts receivables are with large commercial and industrial customers. The net exposure to credit risk from these counterparties as of December 31, 2001 is $676 million using standardized master netting contracts and agreements which provide for the right of offset of positive and negative credit exposures with individual counterparties. Of this amount, approximately 59% of the associated credit exposure is considered to be with investment grade counterparties, as determined using publicly available information including major rating agencies' published ratings and TXU Corp's internal credit evaluation. Those counterparties without a Standard & Poor's (S&P) rating of a least BBB- or a similar rating from another major rating agency, are rated using internal credit methodologies and credit scoring models which are used to determine an S&P equivalent rating. Approximately 41% of the credit exposure is considered to be with counterparties rated as below investment grade or not rated. US Holdings monitors and reports its exposures and limits on a daily basis and provides regular reports to its risk monitoring committees and treasury subcommittees.

     US Holdings had no exposure to any one customer that represented greater than 5% of the gross fair value of US Holdings' trade accounts receivable at December 31, 2001. Based on US Holdings' policies for managing credit risk, its exposures and its credit and other reserves, TXU does not anticipate a materially adverse effect on its financial position or results of operations as a result of non-performance by any counterparty

     Regulatory Assets and Liabilities -- Significant regulatory assets and liabilities are as follows:

                                                                  December 31,
                                                                ---------------
                                                                 2001     2000
                                                                ------   ------

Under-recovered fuel .........................................  $    -   $  852
Earnings in excess of regulatory earnings cap ................    (350)    (396)
Investment tax credit and protected excess deferred taxes ....       -     (250)
Other ........................................................       -       38
                                                                ------   ------
    Total generation related .................................    (350)     244
                                                                ------   ------

Regulatory assets subject to securitization ..................   1,841    1,865

Securities requisition costs .................................     115       82
Other.........................................................       -       17
                                                                ------   ------
    Total transmission and distribution related ..............     115       99
                                                                ------   ------

Other ........................................................     (51)      (2)
                                                                ------   ------
    Net regulatory assets ....................................  $1,555   $2,206
                                                                ======   ======

     Affiliates -- TXU Corp. provides common stock capital and a part of short-term financing requirements to US Holdings and other subsidiaries. TXU Corp. has other subsidiaries that perform specialized services for US Holdings and other subsidiaries: TXU Business Services Company, which provides financial, accounting, information technology, environmental, customer, procurement, personnel, shareholder and other administrative services at cost; TXU Fuel, which owns a natural gas pipeline system, acquires, stores and delivers fuel gas and provides other fuel services at cost for the generation of electric energy by US Holdings; and TXU Mining, which owns, leases and operates fuel production facilities for the surface mining and recovery of lignite at cost for use at US Holdings' generating stations. US Holdings provides services such as energy sales, wheeling and scheduling to TXU SESCO, an electric utility subsidiary of TXU Corp. operating in the eastern and central part of Texas.

     US Holdings has entered into agreements with TXU Fuel for the procurement of certain fuels and related services and with TXU Mining for the procurement and production of lignite. Payments are at cost for the services received.

     The schedule below details US Holdings' significant billings to and from affiliates for services rendered and interest on short-term financings:

                                                     Year Ended December 31,
                                                  -----------------------------
                                                   2001        2000       1999
                                                  ------      ------     ------
Billings from:
     TXU Business Services .....................  $  291      $  306     $  252
     TXU Fuel ..................................   1,231       1,723        997
     TXU Mining ................................     391         346        358
     TXU SESCO .................................       2           1          1
      TXU Gas ..................................       1           -          -
Billings to:
    TXU Gas ....................................      43          72         92
    TXU SESCO ..................................       3           3          3


      Cash Payments --The schedule below details US Holdings' supplemental cash flow information:

                                                     Year Ended December 31,
                                                  -----------------------------
                                                   2001        2000       1999
                                                  ------      ------     ------

    Interest (net of amounts capitalized) ......  $  440      $  438     $  464

    Income taxes ...............................     500         156        324

     Accounts Receivable -- Accounts receivable are stated net of allowance for uncollectible accounts of $12 million in 2001 and $7 million in 2000.

     Inventories by major category--

                                                                      December 31,
                                                                  --------------------
                                                                    2001         2000
                                                                  -------      -------
Materials and supplies .........................................  $   155      $   147
Fuel stock .....................................................       62           70
                                                                  -------      -------
     Total inventories .........................................  $   217      $   217
                                                                  =======      =======


     Property, Plant and Equipment--
                                                                      December 31,
                                                                  --------------------
                                                                    2001         2000
                                                                  -------      -------
     In service
        Production .............................................  $15,730      $15,658
        Transmission ...........................................    1,971        1,760
        Distribution ...........................................    6,030        5,723
        General ................................................      575          506
           Total ...............................................   24,306       23,647
        Less accumulated depreciation ..........................    8,481        7,958
           Net of accumulated depreciation .....................   15,825       15,689
     Construction work in progress .............................      310          271
     Nuclear fuel (net of accumulated
       amortization: 2001 -- $787; 2000 -- $716) ...............      147          178
     Held for future use .......................................       22           22
     Reserve for regulatory disallowances ......................     (836)        (836)
                                                                  -------      -------
           Net property, plant and equipment                      $15,468      $15,324
                                                                  =======      =======

     Quarterly Information (unaudited) -- In the opinion of US Holdings, the information below includes all adjustments (constituting only normal recurring accruals) necessary for a fair statement of such amounts. Quarterly results are not necessarily indicative of expectations for a full year's operations because of seasonal and other factors.

                                                                       Consolidated
                     Operating Revenues       Operating Income       Net Income (Loss)
                     ------------------      ------------------      -----------------
Quarter Ended         2001        2000        2001        2000        2001       2000
                     ------      ------      ------      ------      ------     ------
March 31 ..........  $1,828      $1,351      $  267      $  262      $  160     $  147
June 30 ...........   1,930       1,684         335         298         228        188
September 30 ......   2,302       2,444         513         509         397        395
December 31 .......   1,493       1,925         188         254         (57)(1)    165(2)
                     ------      ------      ------      ------      ------     ------
                     $7,553      $7,404      $1,303      $1,323      $  728     $  895
                     ======      ======      ======      ======      ======     ======

(1) Fourth quarter 2001 net income includes extraordinary charges of $154 million (net of taxes) resulting from the restructuring and refinancings in connection with the 1999 Restructuring Legislation and the regulatory settlement plan.

(2) Fourth quarter 2000 net income includes $29 million after-tax from the favorable resolution of regulatory matters and after-tax gains of $18 million from asset sales.

                   TXU US HOLDINGS EXHIBITS FOR 2001 FORM 10-K

                                                                      Appendix B

             Previously Filed*
             -----------------
                   With
                   File
Exhibits          Number          As Exhibit
--------          ------          ----------
2           1-12833                 2            --    Master Separation Agreement by and among TXU
            Form 8-K                                   Electric Delivery Company, TXU Generation Holdings
            (filed January 16,                         Company LLC, TXU Merger Energy Trading Company LP,
            2002)                                      TXU SESCO Company, TXU SESCO Energy Services
                                                       Company, TXU Energy Retail Company LP and TXU US
                                                       Holdings Company, dated as of December 14, 2001

3(a)                                             --    Articles of  Amendment,  effective  January 1, 2002
                                                       to the Articles of Incorporation of TXU US Holdings

3(b)        0-11442                              --    Bylaws of TXU US  Holdings,  as restated  August 1,
            Form 10-Q                                  1999.
            (Quarter ended
            June 30, 1999)

4(a)        2-90185                 4(a)         --    Mortgage  and Deed of Trust,  dated as of  December
                                                       1, 1983,  between TXU US Holdings  and Irving Trust
                                                       Company (now The Bank of New York), Trustee.

4(a)(1)                                          --    Supplemental  Indentures  to  Mortgage  and Deed of
                                                       Trust:


                                                       Number                         Dated
                                                       ------                         -----
            2-90185                 4(b)               First                          April 1, 1984
            33-24089                4(a)-1             Fifteenth                      July 1, 1987
            33-30141                4(a)-3             Twenty-second                  January 1, 1989
            33-35614                4(a)-3             Twenty-fifth                   December 1, 1989
            33-39493                4(a)-2             Twenty-eighth                  October 1, 1990
            33-46293                4(a)-1             Thirty-third                   February 1, 1992
            33-49710                4(a)-1             Thirty-fourth                  April 1, 1992
            33-49710                4(a)-3             Thirty-sixth                   June 1, 1992
            33-57576                4(a)-1             Thirty-eighth                  August 1, 1992
            33-57576                4(a)-3             Fortieth                       November 1, 1992
            33-60528                4(a)-1             Forty-second                   March 1, 1993
            33-64692                4(a)-2             Forty-fourth                   April 1, 1993
            33-68100                4(a)-1             Forty-sixth                    July 1, 1993
            33-68100                4(a)-3             Forty-seventh                  October 1, 1993

             Previously Filed*
             -----------------
                   With
                   File
Exhibits          Number          As Exhibit
--------          ------          ----------
               0-11442              4(a)-2             Sixty-first                    February 1, 2001
               Form 10-K
               (2000)

               0-12833              4(a)               Sixty-second                   July 1, 2001
               Form 10-Q
               (Quarter ended
               June 30, 2001)

4(a)(2)        0-12833              4(a)(2)            Sixty-third                    January 1, 2002
               Form 10-K
               (2001)

4(b)                                             --    Agreement to furnish certain debt instruments.

4(c)           33-68104              4(b)-17     --    Deposit Agreement between TXU US Holdings and
                                                       Chemical Bank, dated as of August 4, 1993.

4(d)           0-11442               4(e)        --    Deposit Agreement between TXU US Holdings and
               Form 10-K                               Chemical Bank, dated as of October 14, 1993.
               (1993)

4(e)           0-11442               4(a)        --    Indenture (For Unsecured Debt Securities), dated
               Form 10-Q                               as of August 1, 1997, between TXU US Holdings and
               (Quarter ended                          The Bank of New York.
               Sept. 30, 1997)

4(f)           0-11442               4(b)        --    Officer's Certificate establishing the TXU US
               Form 10-Q                               Holdings 7.17% Debentures due August 1, 2007.
               (Quarter ended
               Sept. 30, 1997)

10(a)          1-11668               10(a)       --    364 Day Competitive Advance and Revolving Credit
               Form 10-K                               Facility Agreement, dated as of February 23, 2001
               (1999)                                  among TXU Corp., TXU US Holdings, TXU Gas Company,
                                                       Chase Manhattan Bank, as Administrative Agent and
                                                       certain banks listed therein and The Chase
                                                       Manhattan Bank, as Competitive Advance Facility Agent
                                                       (US Facility A).

10(b)          0-11442               10(b)       --    Five Year Second Amended and Restated Competitive
               Form 10-K                               Advance and Revolving Credit Facility Agreement
               (1999)                                  dated as of February 25, 2000 among Texas Utilities
                                                       Company, TXU US Holdings, TXU Gas, The Chase
                                                       Manhattan Bank, as Competitive Advance Facility Agent
                                                       and Chase Bank of Texas, National Association, as
                                                       Administrative Agent and certain banks listed therein
                                                       (US Facility B).

10(c)          1-11668               10(c)       --    Amendment to US Facility B, dated February 23,
               Form 10-K                               2001.
               (2000)

             Previously Filed*
             -----------------
                   With
                   File
Exhibits          Number          As Exhibit
--------          ------          ----------

10(d)          0-12833            10(q)          --    Amendment to US Facility A, dated January 31,
               Form 10-K                               2002.
               (2001)

10(e)          0-12833            10(r)          --    Amendment to US Facility B, dated January 31,
               Form 10-K                               2002.
               (2001)

12                                               --    Computation of Ratio of Earnings to Fixed
                                                       Charges and to Fixed Charges and Preferred
                                                       Dividends for TXU US Holdings.

23                                               --    Consent of Deloitte & Touche LLP Independent
                                                       Auditors' for TXU US Holdings.

99(a)          1-3591             28(b)          --    Agreement, dated as of February 12, 1988,
               Form 10-K                               between TXU US Holdings and Texas
               (1987)                                  Municipal Power Agency.

99(b)          33-55408           99(a)          --    Agreement, dated as of July 5, 1988, between
                                                       TXU US Holdings and Tex-La Electric
                                                       Cooperative of Texas, Inc.

99(c)          33-23532           4(c)(i)        --    Trust Indenture, Security Agreement and
                                                       Mortgage, dated as of December 1, 1987, as
                                                       supplemented by Supplement No. 1 thereto dated
                                                       as of May 1, 1988 among the Lessor, TXU US
                                                       Holdings and the Trustee.

99(d)          33-24089           4(c)-1         --    Supplement No. 2 to Trust Indenture, Security
                                                       Agreement and Mortgage, dated as of August 1,
                                                       1988.

99(e)          33-24089           4(e)-1         --    Supplement No. 3 to Trust Indenture, Security
                                                       Agreement and Mortgage, dated as of August 1,
                                                       1988.

99(f)          0-11442            99(c)          --    Supplement No. 4 to Trust Indenture, Security
               Form 10-Q                               Agreement and Mortgage, including form of
               (Quarter ended                          Secured Facility Bond, 1993 Series.
               June 30, 1993)

99(g)          33-23532           4(d)           --    Lease Agreement, dated as of December 1, 1987
                                                       between the Lessor and TXU US Holdings as
                                                       supplemented by Supplement No. 1 thereto dated
                                                       as of May 20, 1988 between the Lessor and TXU
                                                       US Holdings.

99(h)          33-24089           4(f)           --    Lease Agreement Supplement No. 2, dated as of
                                                       August 18, 1988.

99(i)          33-24089           4(f)-1         --    Lease Agreement Supplement No. 3, dated as of
                                                       August 25, 1988.

             Previously Filed*
             -----------------
                   With
                   File
Exhibits          Number          As Exhibit
--------          ------          ----------

99(j)          33-63434           4(d)(iv)       --    Lease Agreement Supplement No. 4, dated as of
                                                       December 1, 1988.

99(k)          33-63434           4(d)(v)        --    Lease Agreement Supplement No. 5, dated as of
                                                       June 1, 1989.

99(l)          0-11442            99(d)          --    Lease Agreement Supplement No. 6, dated as of
               Form 10-Q                               July 1, 1993.
               (Quarter ended
               June 30, 1993)

99(m)          33-23532           4(e)           --    Participation Agreement dated as of December 1,
                                                       1987, as amended by a Consent to Amendment of
                                                       the Participation Agreement, dated as of May 20,
                                                       1988, each among the Lessor, the Trustee, the
                                                       Owner Participant, certain banking institutions,
                                                       Capcorp, Inc. and TXU US Holdings.

99(n)          33-24089           4(g)           --    Consent to Amendment of the Participation
                                                       Agreement, dated as of August 18, 1988.

99(o)          33-24089           4(g)-1         --    Supplement No. 1 to the Participation Agreement,
                                                       dated as of August 18, 1988.

99(p)          33-24089           4(g)-2         --    Supplement No. 2 to the Participation Agreement,
                                                       dated as of August 18, 1988.

99(q)          33-63434           4(e)(v)        --    Supplement No. 3 to the Participation Agreement,
                                                       dated as of December 1, 1988.

99(r)          0-11442            99(e)          --    Supplement No. 4 to the Participation Agreement,
               Form 10-Q                               dated as of June 17, 1993.
               (Quarter ended
               June 30, 1993)

99(s)          0-11442            4(b)           --    Supplement No. 1, dated October 25, 1995, to
               Form 10-Q                               Trust Indenture, Security Agreement and
               (Quarter ended                          Mortgage, dated as of December 1, 1989, among
               March 31, 1996)                         the Owner Trustee, TXU US Holdings and the
                                                       Indenture Trustee.

99(t)          0-11442            4(c)           --    Supplement No. 1, dated October 19, 1995, to
               Form 10-Q                               Amended and Restated Participation Agreement,
               (Quarter ended                          dated as of November 28, 1989, among the Owner
               March 31, 1996)                         Trustee, The First National Bank of Chicago, As
                                                       Original Indenture Trustee, the Indenture Trustee,
                                                       the Owner Participant, Mesquite Power
                                                       Corporation and TXU US Holdings.

---------------------------------------------
*        Incorporated herein by reference.