Form 10-Q
period 2002-03-31
TXU US HOLDINGS CO
filed 2002-05-15
CIK 710182

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                            ------------------------

                                   FORM 10-Q

          ( x ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

                                    -- OR --

          ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                            ------------------------

                         Commission File Number 1-11668

                             TXU US Holdings Company

       A Texas Corporation                       I.R.S. Employer  Identification
                                                         No. 75-1837355

            ENERGY PLAZA, 1601 BRYAN STREET, DALLAS, TEXAS 75201-3411
                                 (214) 812-4600

                            ------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes x    No___
                                       ---

Common Stock outstanding at May 13, 2002:  52,817,862 shares, without par value.

================================================================================

TABLE OF CONTENTS
--------------------------------------------------------------------------------

PART I.  FINANCIAL INFORMATION                                                                                PAGE
                                                                                                              ----
              Item 1.        Financial Statements

                             Condensed Statements of Consolidated Income and Comprehensive Income-
                             Three Months Ended March 31, 2002 and 2001........................                1

                             Condensed Statements of Consolidated Cash Flows -
                             Three Months Ended March 31, 2002 and 2001........................                2

                             Condensed Consolidated Balance Sheets -
                             March 31, 2002 and December 31, 2001..............................                3

                             Notes to Financial Statements.....................................                4

                             Independent Accountants' Report...................................                14

             Item 2.         Management's Discussion and Analysis of Financial Condition
                             And Results of Operations.........................................                15

             Item 3.         Quantitative and Qualitative Disclosures About Market Risk........                29

PART II. OTHER INFORMATION

             Item 6.         Exhibits and Reports on Form 8-K..................................                32

SIGNATURE......................................................................................                33

                                      (i)

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                    TXU US HOLDINGS COMPANY AND SUBSIDIARIES
                   CONDENSED STATEMENTS OF CONSOLIDATED INCOME
                                   (Unaudited)

                                                                                                Three Months Ended
                                                                                                     March 31,
                                                                                         -------------------------------
                                                                                             2002                2001
                                                                                             ----                ----
                                                                                               Millions of Dollars
Operating revenues...................................................................       $3,580              $4,120
                                                                                            ------              ------
Operating expenses
     Energy purchased for resale, fuel consumed and delivery costs...................        2,246               3,088
     Operation and maintenance.......................................................          523                 393
     Depreciation and amortization...................................................          178                 161
     Taxes other than income.........................................................          154                 151
                                                                                            ------              ------
           Total operating expenses..................................................        3,101               3,793
                                                                                            ------              ------

Operating income.....................................................................          479                 327

Other income (deductions)-- net......................................................           (2)                 (1)
                                                                                            ------              ------

Income before interest, other charges and income taxes...............................          477                 326
                                                                                            ------              ------

Interest income......................................................................            1                  11

Interest expense and other charges
     Interest........................................................................          107                 117
     Distributions on TXU US Holdings Company obligated, mandatorily redeemable, preferred securities of subsidiary trusts holding solely junior
         subordinated debentures of TXU US Holdings Company..........................            -                  17
     Allowance for borrowed funds used during construction and capitalized interest             (3)                 (5)
                                                                                            ------              ------
           Total interest expense and other charges.................................           104                 129
                                                                                            ------              ------

Income before income taxes ..........................................................          374                 208

Income tax expense ..................................................................          121                  60
                                                                                            ------              ------

Net income ..........................................................................          253                 148

Preferred stock dividends............................................................            2                   2
                                                                                            ------              ------

Net income available for common stock................................................       $  251              $  146
                                                                                            ======              ======

            CONDENSED STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME
                                   (Unaudited)

                                                                                                 Three Months Ended
                                                                                                      March 31,
                                                                                         -------------------------------
                                                                                             2002                2001
                                                                                             ----                ----
                                                                                                 Millions of Dollars
Net income...........................................................................       $  253              $  148

Other comprehensive income (loss) --
   Net change during period, net of tax effects:
     Cash flow hedges:
          Cumulative transition adjustment as of January 1, 2001.....................            -                  (1)
          Net change in fair value of derivatives....................................          (48)                 (1)
          Amounts realized in earnings during the period.............................            3                   -
                                                                                            ------              ------
              Total..................................................................          (45)                 (2)
                                                                                            ------              -------

Comprehensive income.................................................................       $  208              $  146
                                                                                            ======              ======

See Notes to Financial Statements.

                    TXU US HOLDINGS COMPANY AND SUBSIDIARIES
                 CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
                                   (Unaudited)

                                                                                                 Three Months Ended
                                                                                                       March 31,
                                                                                           ----------------------------
                                                                                            2002                  2001
                                                                                            ----                  ----
                                                                                                Millions of Dollars
Cash flows -- operating activities
     Net income......................................................................       $ 253               $  148
     Adjustments to reconcile net income to cash provided by operating activities:
          Depreciation and amortization..............................................         210                  190
          Deferred income taxes and investment tax credits -- net ...................          12                   56
          Net effect of unrealized mark-to-market valuation losses/(gains)...........         146                  (17)
          Equity in losses of affiliate and joint ventures...........................           1                    1
          Other......................................................................          10                   16
          Changes in operating assets and liabilities................................        (347)                (161)
                                                                                            -----               ------
                       Cash provided by operating activities.........................         285                  233
                                                                                            -----               ------

Cash flows -- financing activities
     Retirements/repurchases of securities:
          Long-term debt.............................................................        (328)                 (31)
          Common stock...............................................................           -                 (209)
     Change in notes payable -- affiliates...........................................         256                  217
     Preferred stock dividends paid..................................................          (2)                  (2)
     Debt premium, discount, financing and reacquisition expenses....................          (2)                  (2)
                                                                                            ------              ------
                     Cash used in financing activities...............................         (76)                 (27)
                                                                                            -----               ------

Cash flows -- investing activities
    Capital expenditures.............................................................        (228)                (193)
    Nuclear fuel ....................................................................         (10)                 (11)
    Other ...........................................................................           8                   (5)
                                                                                            -----               ------
                     Cash used in investing activities...............................        (230)                (209)
                                                                                            -----               ------

Net change in cash and cash equivalents..............................................         (21)                  (3)

Cash and cash equivalents -- beginning balance.......................................          55                   41
                                                                                            ------              ------

Cash and cash equivalents -- ending balance..........................................       $  34               $   38
                                                                                            =====               ======

See Notes to Financial Statements.

                    TXU US HOLDINGS COMPANY AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                          March 31,
                                                                                            2002             December 31,
                                                                                        (Unaudited)              2001
                                                                                        -----------          ------------
                                                                                                Millions of Dollars
                                                        ASSETS
Current assets:
      Cash and cash equivalents......................................................     $    34              $    55
      Accounts receivable............................................................       1,228                  940
      Inventories -- at average cost.................................................         295                  297
      Prepayments....................................................................         116                   48
      Energy trading and commodity derivative assets.................................         630                  848
      Other current assets...........................................................          72                  107
                                                                                          -------              -------
              Total current assets...................................................       2,375                2,295
                                                                                          -------              -------

Investments..........................................................................         728                  721
Property, plant and equipment -- net.................................................      16,211               16,156
Goodwill ............................................................................         558                  558
Regulatory assets....................................................................       1,621                1,607
Energy trading and commodity derivative assets.......................................         443                  389
Derivative assets....................................................................          26                   31
Deferred debits and other assets.....................................................         110                   81
                                                                                          -------              -------
              Total assets...........................................................     $22,072              $21,838
                                                                                          =======              =======

                                            LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
       Notes payable -- affiliates...................................................       1,846                1,300
       Long-term debt due currently..................................................         378                  374
       Accounts payable:
            Affiliates...............................................................          61                   64
            Trade....................................................................         798                  669
       Energy trading and commodity derivative liabilities...........................         540                  630
       Taxes accrued.................................................................         294                  309
       Interest accrued..............................................................          88                   77
       Other current liabilities.....................................................         266                  328
                                                                                          -------              -------
             Total current liabilities...............................................       4,271                3,751
                                                                                          -------              -------

Accumulated deferred income taxes....................................................       3,290                3,331
Investment tax credits...............................................................         470                  476
Energy trading and commodity derivative liabilities..................................         307                  236
Derivative liabilities...............................................................          75                    2
Other deferred credits and noncurrent liabilities....................................         730                  738
Long-term debt, less amounts due currently...........................................       5,488                5,819

Preferred stock subject to mandatory redemption......................................          21                   21

Contingencies (Note 6)

Shareholders' equity (Note 4)........................................................       7,420                7,464
                                                                                          -------              -------

              Total liabilities and shareholders' equity.............................     $22,072              $21,838
                                                                                          =======              =======

See Notes to Financial Statements.

                    TXU US HOLDINGS COMPANY AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS

1.    BUSINESS

      As of January 1, 2002, TXU US Holdings Company (US Holdings) is a holding company for TXU Energy Company LLC (TXU Energy) and Oncor Electric Delivery Company (Oncor). US Holdings is a wholly-owned subsidiary of TXU Corp., a Texas corporation. Through December 31, 2001, US Holdings was directly engaged in the generation, purchase, transmission, distribution and sale of electric energy in the north-central, eastern and western parts of Texas. Through December 31, 2001, as an integrated electric utility, US Holdings had no reportable operating segments.

     Business Restructuring -- Legislation was passed during the 1999 session of the Texas Legislature that restructures the electric utility industry in Texas (1999 Restructuring Legislation). Among other matters, the l999 Restructuring Legislation required that by January 1, 2002, each electric utility separate (unbundle) its business into the following: power generation operations, a retail electric provider (REP) and a transmission and distribution (T&D) company or separate T&D companies. As a result, TXU Corp. restructured certain of its businesses effective January 1, 2002.

     As required by the 1999 Restructuring Legislation, US Holdings filed its business separation plan with the Public Utility Commission of Texas (Commission). This business separation plan and the March 2000 application to the Commission laid the foundation for US Holdings to take part in retail competition in the Texas electricity market as planned on January 1, 2002. In order to satisfy its obligations to unbundle its business pursuant to the 1999 Restructuring Legislation and consistent with its business separation plan as approved by the Commission, as of January 1, 2002, US Holdings transferred:

..    its electric T&D assets to Oncor, which is a utility regulated by the
     Commission,

..    its electric power generation assets to subsidiaries of TXU Energy, which is the new competitive business, and

..    its retail customers to a subsidiary REP of TXU Energy.

      The T&D assets of TXU SESCO Company (TXU SESCO), a subsidiary of TXU Corp., also were transferred to Oncor. In addition, as of January 1, 2002, US Holdings acquired the following businesses from within the TXU system and transferred them to TXU Energy: the REP of TXU SESCO; the energy trading business and the unregulated commercial/industrial retail gas operations of TXU Gas Company (TXU Gas); and the energy management services businesses and other affiliates of TXU Corp., including the fuel procurement business, TXU Fuel Company (TXU Fuel), and coal mining business, TXU Mining Company LP (TXU Mining) that service the generation operations.

     The relationships of the entities affected by the restructuring and their rights and obligations with respect to their collective assets and liabilities are contractually described in a Master Separation Agreement executed in December 2001.

      The diagrams below summarize the principal United States (US) legal entities and their relationships before and after the restructuring.

[FLOW CHART]

(a) Formerly TXU Electric Company.

      In connection with the restructuring of certain of TXU Corp.'s businesses effective January 1, 2002 in preparation for deregulation, the energy trading business and the unregulated commercial/industrial retail gas operations of TXU Gas were transferred to TXU Energy. Included in the balance sheet of TXU Gas at December 31, 2001 was $773 million of goodwill, net of amortization, arising from TXU Corp.'s 1997 acquisition of ENSERCH Corporation (renamed TXU Gas Company). The energy trading business and the unregulated commercial/industrial retail gas operations were originally part of ENSERCH Corporation. As a result of the transfer, $468 million of that goodwill, net of amortization, has been allocated to TXU Energy and reflected in the December 31, 2001 balance sheet of US Holdings.

      On April 25, 2002, TXU Energy completed the sale of its Handley and Mountain Creek steam electric generating plants in the Dallas-Ft. Worth area for $443 million in cash. The transaction includes a tolling agreement for TXU Energy to purchase power during summer months for the next five years. A pretax gain on the sale of $146 million will be deferred and recognized over the five years.

2.    SIGNIFICANT ACCOUNTING POLICIES

      Basis of Presentation -- In accordance with accounting principles generally accepted in the United States of America (US GAAP), the above transactions have been accounted for as a change in reporting entity. As such, the consolidated financial statements of US Holdings give retroactive effect to the above transactions which have been accounted for in a manner similar to that in a pooling of interest for the prior period. The retroactive restatement resulting from the change in reporting entity decreased net income of US Holdings by $12 million for the three months ended March 31, 2001.

      Additionally, Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets", became effective for US Holdings on January 1, 2002. SFAS No. 142 requires, among other things, the allocation of goodwill to reporting units. As a result of the allocation process, TXU Energy was allocated $468 million of goodwill, related to the energy trading business and the unregulated commercial/industrial retail gas operations previously reported in the consolidated balances of TXU Gas. The allocated goodwill has been retroactively reported in the December 31, 2001 balance sheet in accordance with the above noted restatement criteria. US Holdings now has two separate reportable operating segments: North America Energy and North America Electric Delivery (See Note 7).

      In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results of operations and financial position have been included therein. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with US GAAP have been omitted from these quarterly financial statements pursuant to the rules and regulations of the Securities and Exchange Commission. The results of operations for an interim period may not give a true indication of results for a full year. Certain previously reported amounts have been reclassified to conform to current classifications. All dollar amounts in the financial statements and tables in the notes, except per share amounts, are stated in millions of US dollars unless otherwise indicated.

      Derivative Instruments -- US Holdings and its energy trading subsidiaries enter into derivative instruments, including options, swaps, futures, forwards and other contractual commitments, for trading and non-trading purposes in order to manage market risks related to changes in interest rates and commodity prices.

      The impact of changes in the market value of the effective portion of any derivative instruments designated and documented as accounting hedges is deferred in the balance sheet and recognized in earnings when the hedged transactions are realized, and the ineffective portion is recognized in earnings.

      Prior to adoption of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", in January 2001, gains and losses on non-trading derivative instruments effective as hedges were deferred and recorded as a component of the underlying transaction when settled. Also, the energy trading business used mark-to-market accounting for its trading activities, which is consistent with the required accounting under SFAS No. 133 for trading transactions that are derivatives. If a non-trading derivative contract meets the criteria for the normal purchase or sale exception, US Holdings can elect not to treat it as a derivative. The use of the normal purchase or sale exception and the hedge accounting designation are elections that can be made by management if certain strict criteria for derivatives are met and documented.

      US Holdings enters into physical and financial contracts to hedge market risks and exposures to prices of electricity, natural gas and fuel utilized for its generation assets and certain forecasted purchases and sales of power. US Holdings uses hedge accounting for these non-trading commodity transactions.

      In 2001 US Holdings began entering into contracts with large commercial and industrial customers for electricity deliveries following deregulation of the electricity markets in Texas which began January 1, 2002. The contracts for such deliveries are derivatives; accordingly, these contracts were accounted for on the mark-to-market accounting method in 2001. Due to the derivative nature of these contracts, unrealized gains of $11 million were recognized in 2002 on origination, pursuant to SFAS No. 133, and have been included with energy trading assets. An additional $2 million in origination gains were recorded in 2002 primarily related to commercial and industrial retail contracts for sales of natural gas.

      Financial Summary -- US Holdings formally documents all relationships between accounting hedge instruments and hedged items, as well as its risk-management objective and strategy for undertaking various accounting hedge transactions. This process includes linking all derivatives that are designated as fair-value or cash-flow hedges to specific assets and liabilities on the balance sheet or to specific firm commitments or forecasted transactions. The maximum term over which US Holdings hedges its exposure to the variability of future cash flows (for all forecasted transactions, excluding interest payments on variable-rate debt) is six years.

      In accordance with the transition provisions of SFAS No. 133, US Holdings recorded, as of January 1, 2001, a cumulative effect of $1.0 million after-tax as a decrease to other comprehensive income to recognize the fair value of all derivatives effective as cash-flow hedging instruments.

      During the first quarter of 2002, existing accounting hedges of anticipated sales from baseload generation became less effective due to changes in ERCOT market rules and conditions. US Holdings experienced net hedge ineffectiveness of $8 million, reported as a loss in revenues, for the period ended March 31, 2002, primarily related to these contracts. Accounting hedges of interest rate risk remained highly effective during the period.

      As of March 31, 2002, it is expected that $5 million after-tax of net losses accumulated in other comprehensive income will be reclassified into earnings during the next twelve months. This amount represents the projected value of the hedges over the next twelve months relative to what would be recorded if the hedge transactions had not been entered into. The amount expected to be reclassified is not a forecasted loss incremental to normal operations, but rather it demonstrates the extent to which volatility in earnings (which would otherwise exist) is mitigated through the use of cash flow hedges.

      Mark-to-Market Accounting -- In accordance with Emerging Issues Task Force
(EITF) Issue No. 98-10, US Holdings accounts for its energy trading activities using the mark-to-market method of accounting. SFAS No. 133 also requires mark-to-market accounting for derivatives unless the normal purchase or sale exception or hedge accounting are elected. Under the mark-to-market method, energy-related trading contracts and derivative instruments are recorded at current fair value on the balance sheet as either energy trading assets or liabilities, and any unrealized gains or losses resulting from period-to-period changes in the current fair values are recorded net in revenues. US Holdings values its portfolio of energy-related trading contracts, which include volumetric forecasts, and derivative instruments at current market prices, commonly referred to as forward price curves. Such market prices normally are based on independent broker quotes and other trading information and are validated routinely under applicable risk management control policies. The availability of quoted market prices is dependent on the type of commodity (e.g., natural gas, electricity, etc.), time period specified and location of delivery. In the absence of quoted market prices, forward price curves are developed based on the available trading information or through the use of standard accepted modeling techniques based on market fundamentals (e.g., supply/demand, replacement cost, etc.).

      All trading positions are marked initially to the mid-point of the bid/ask spread (the mid-market value) discounted using a risk-free interest rate. Liquidity valuation adjustments are recorded as reductions of the mid-market value of open positions and increase as liquidity decreases. In computing the liquidity valuation adjustments, each market (or curve) is split into liquid and illiquid portions. The liquid portion varies by region, time period and commodity. Generally, the liquid period is supported by broker quotes and frequent trading activity. In illiquid periods, normally little or no market information exists, and the fair value is generally estimated through market modeling techniques. However, as a matter of policy, US Holdings generally does not recognize any income or loss from these illiquid periods.

      A performance reserve is also established for costs to complete transactions and for various administrative and overhead costs associated with settling the contracts in the future, such as risk management, scheduling and accounting. In addition, a credit reserve is recorded to allow for the risk that the value of contracts may not be collected from the counterparties. Mark-to-market valuation adjustments and reserves (liquidity, performance and credit) are reflected in US Holdings' balance sheet as a reduction in the value of the energy trading asset.

      Changes in Accounting Standards -- SFAS No. 142 became effective for US Holdings on January 1, 2002. SFAS No. 142 requires, among other things, the allocation of goodwill to reporting units based upon the current fair value of the reporting units and the discontinuance of goodwill amortization. The amortization of US Holdings' existing goodwill ceased effective January 1, 2002. Net income would have been $15 million higher, or $163 million, in the 2001 period, but for the amortization expense related to goodwill that was recognized in that period.

      In addition, SFAS No. 142 requires completion of a transitional goodwill impairment test within six months from the date of adoption. It establishes a new method of testing goodwill for impairment on an annual basis or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value. Any goodwill impairment loss during the transition period will be recognized as the cumulative effect of a change in accounting principle. Subsequent impairments, if any, will be recorded in operations. As part of its effort to implement SFAS No. 142, US Holdings is in the process of completing the transitional impairment test. Based on information gathered to date, US Holdings does not anticipate an impairment of its goodwill.

      SFAS No. 143, "Accounting for Asset Retirement Obligations", will be effective for US Holdings on January 1, 2003. SFAS No. 143 requires the recognition of a fair value liability for any retirement obligation associated with long-lived assets. The offset to any liability recorded is added to the previously recorded asset and the additional amount is depreciated over the same period as the long-lived asset for which the retirement obligation is established. SFAS No. 143 also requires additional disclosures. US Holdings will change its reporting for nuclear decommissioning costs to conform to the new standard.

      SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", became effective for US Holdings on January 1, 2002. SFAS No. 144 establishes a single accounting model, based on the framework established in SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", for long-lived assets to be disposed of by sale and resolves significant implementation issues related to SFAS No. 121. The adoption of SFAS No. 144 by US Holdings has not affected its financial position or results of operations.

      SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections", was issued in April 2002 and is applicable to fiscal years beginning after May 15, 2002. One of the provisions of this technical statement is the rescission of SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt", whereby any gain or loss on the early extinguishment of debt that was classified as an extraordinary item in prior periods in accordance with SFAS No. 4, which does not meet the criteria of an extraordinary item as defined by APB Opinion 30, shall be reclassified.

      For accounting standards not yet adopted or implemented, US Holdings is evaluating the potential impact on its financial position and results of operations.

3.    FINANCING

      At March 31, 2002, TXU Corp. and US Holdings had two joint US dollar-denominated lines of credit under revolving credit facility agreements (Credit Agreements) with a group of banking institutions that supported TXU Corp.'s commercial paper program. The Credit Agreements consisted of a 364-day facility that terminated in April 2002 and a 5-year credit facility that terminates February 25, 2005. The 5-year facility provides for borrowings aggregating up to $1.4 billion outstanding at any one time at variable interest rates. The 5-year facility also provides for issuance of up to $500 million of letters of credit. At March 31, 2002, US Holdings had no borrowings outstanding under the Credit Agreements. Letters of credit outstanding under the 5-year facility totaled $497 million at March 31, 2002. In April 2002, US Holdings, Oncor and TXU Energy entered into a joint $1.0 billion 364-day revolving credit facility with a group of banks. The new facility provides for short-term borrowings aggregating up to $1.0 billion outstanding at any one time at variable interest rates and terminates

April 22, 2003. US Holdings' borrowings under both facilities are limited to an aggregate of $2.0 billion outstanding at any one time.

      During the second quarter of 2002, each of TXU Energy and Oncor expect to begin selling commercial paper to fund their short-term liquidity requirements. The new commercial paper programs will allow TXU Energy and Oncor to sell up to $2.4 billion and $1.0 billion of commercial paper, respectively. The existing TXU Corp. commercial paper program will be discontinued once the TXU Energy and Oncor commercial paper programs have been established and outstanding TXU Corp. commercial paper has been repaid. After its commercial paper program is discontinued, TXU Corp. expects to borrow under its 3-year credit facility to fund its working capital needs.

      The new 364-day credit facility discussed above, the existing 5-year $1.4 billion credit facility and TXU Corp.'s new 3-year $500 million credit facility will provide back-up for outstanding commercial paper under the TXU Energy and Oncor programs and the TXU Corp. program until it is discontinued. TXU Corp., TXU Energy and Oncor do not expect to sell commercial paper that, in the aggregate, is in excess of aggregate available capacity under the back-up credit facilities.

      On May 6, 2002, Oncor issued $1.2 billion aggregate principal amount of Senior Secured Notes in two series in a private placement. One series of $700 million is due May 1, 2012 and bears an interest rate of 6.375%, and the other series of $500 million is due May 1, 2032 and bears an interest rate of 7.0%. Each series is secured by Oncor first mortgage bonds. Proceeds from the issuance were used by Oncor to repay advances from US Holdings. US Holdings used the repayments of advances from Oncor to repay advances from TXU Energy and TXU Corp. TXU Energy used the repayments to redeem $865 million of the floating rate debentures due May 20, 2003. TXU Corp. used the repayments to repay $335 million of short-term borrowings.

      In February 2002, TXU Mining redeemed $70 million of its 6.875% senior notes due 2005 and $53 million of its 7.0% senior notes due 2003.

      Sale of Receivables -- Certain subsidiaries of TXU Corp. sell customer accounts receivable to a wholly-owned bankruptcy remote subsidiary of TXU Corp. (TXU Receivables Company) which sells undivided interests in accounts receivable it purchases to financial institutions. As of January 1, 2002, the facility includes TXU Energy Retail Company LP, TXU SESCO Energy Services Company, Oncor and TXU Gas as qualified originators of accounts receivable under the program. TXU Receivables Company may sell up to an aggregate of $600 million in undivided interests in the receivables purchased from the originators under the program. As of March 31, 2002, subsidiaries of US Holdings had sold $1.075 billion face amount of receivables to TXU Receivables Company under the program in exchange for cash of $544 million and $526 million in subordinated notes, with $5 million representing costs of the program. Annualized costs of the program approximated 3.7% of the cash proceeds from the receivables sales. The subordinated notes receivable from TXU Receivables Company are included in accounts receivable in the consolidated balance sheet.

4.    SHAREHOLDERS' EQUITY

                                                                                          March 31,           December 31,
                                                                                            2002                  2001
                                                                                          ---------           ------------
Shareholders' equity:
    Preferred stock - not subject to mandatory redemption............................      $  115               $  115
                                                                                           ------               ------

    Common stock without par value:
          Authorized shares:  180,000,000
          Outstanding shares:  2002-- 52,817,862 and 2001-- 51,122,600                      2,248                2,248
    Retained earnings................................................................       5,087                5,086
    Accumulated other comprehensive income (loss)....................................         (30)                  15
                                                                                           ------               ------
              Total common stock equity..............................................       7,305                7,349
                                                                                           ------               ------

              Total shareholders' equity.............................................      $7,420               $7,464
                                                                                           ======               ======

      US Holdings issued 1,695,262 shares to TXU Corp. and affiliates on January 1, 2002 in connection with the transfer of businesses described in Note 1.

5.    REGULATION AND RATES

      On December 31, 2001, US Holdings filed a settlement plan with the Commission that, if approved, will resolve all major pending issues related to US Holdings' transition to competition and will supersede certain ongoing proceedings that are related to the 1999 Restructuring Legislation. The settlement plan has the endorsement of the major customer groups in the State of Texas. Parties to the settlement include the Commission staff, the Office of Public Utility Counsel, the coalition of cities served by Oncor, Texas Industrial Energy Consumers, Texas Retailers Association, and a new retail electric provider for the state. The settlement does not remove regulatory oversight of Oncor's business nor does it eliminate TXU Energy's price-to-beat rates and related possible fuel adjustments. US Holdings recorded the effects of the settlement plan at December 31, 2001. The settlement plan must be approved by the Commission, which has held hearings, has received briefs and has requested additional evidence from the parties. The hearings are currently scheduled to continue on May 30, 2002. US Holdings is unable to predict the outcome of these proceedings. For additional discussion of the settlement plan and related items, see Note 4 to Financial Statements in the US Holdings 2001 Form 10-K.

      On April 23, 2002, TXU Energy filed a request with the Commission to increase the fuel factor component of its price-to-beat rates. The request, if approved, would increase price-to-beat rates for residential and small commercial customers by an average of 5%. Under a Commission rule, affiliated REPs of utilities are allowed to petition the Commission for an increase in the fuel factor component of its price-to-beat rates if an average of natural gas futures prices increases more than 4% from the level used to set the previous price-to-beat fuel factor rate. An evidentiary hearing on TXU Energy's request was held before an administrative law judge on May 9, 2002. Commission action has not been scheduled on TXU Energy's request. The Commission must act on the application within 45 days unless the Commission finds good cause to extend its decision beyond that time period. TXU Energy is unable to predict the outcome of this proceeding.

6.    CONTINGENCIES

      Financial Guarantees -- US Holdings has entered into contracts with public agencies to purchase cooling water for use in the generation of electric energy and has agreed, in effect, to guarantee the principal, $19 million at March 31, 2002, and interest on bonds issued by the agencies to finance the reservoirs from which the water is supplied. The bonds mature at various dates through 2011 and have interest rates ranging from 5-1/2% to 7%. US Holdings is required to make periodic payments equal to such principal and interest, including amounts assumed by a third party and reimbursed to US Holdings, of $4 million annually for the years 2002 through 2003, $7 million for 2004 and $1 million for each of 2005 and 2006. In addition, US Holdings is obligated to pay certain variable costs of operating and maintaining the reservoirs. US Holdings has assigned to a municipality all contract rights and obligations of US Holdings in connection with $30 million remaining principal amount of bonds at March 31, 2002, issued for similar purposes which had previously been guaranteed by US Holdings. US Holdings is, however, contingently liable in the unlikely event of default by the municipality.

      Legal Proceedings -- In September 1999, Quinque Operating Company (Quinque) filed suit in the State District Court of Stevens County, Kansas against over 200 gas companies, including TXU Gas (named in the litigation as ENSERCH Corporation). The suit was removed to federal court; however, a motion to remand the case back to Kansas State District Court was granted in January 2001, and the case is now pending in Stevens County, Kansas. The plaintiffs amended their petition to join TXU Fuel, a subsidiary of TXU Energy, as a defendant in this litigation. Quinque has dismissed its claims and a new lead plaintiff has filed an amended petition in which the plaintiffs seek to represent a class consisting of all similarly situated gas producers, overriding royalty owners, working interest owners and state taxing authorities either from whom defendants had purchased natural gas or who received economic benefit from the sale of such gas since January 1, 1974. No class has been certified. The petition alleges that the defendants have mismeasured both the volume and heat content of natural gas delivered into their pipelines resulting in underpayments to plaintiffs. No amount of damages has been specified in the petition. While TXU Energy and TXU Fuel are unable to estimate any possible loss or predict the outcome of this case, TXU Energy and TXU Fuel believe these claims are without merit and intend to vigorously defend this suit.

      General -- US Holdings is involved in various legal and administrative proceedings not described herein of which the ultimate resolution, in the opinion of management, should not have a material effect upon its financial position, results of operations or cash flows.

7.    SEGMENT INFORMATION

      Through December 31, 2001, US Holdings had no separate reportable operating segments. As a result of TXU Corp.'s reorganization as of January 1, 2002, of certain of its businesses in accordance with the 1999 Restructuring Legislation, US Holdings realigned its operations into two reportable segments:
North America Energy and North America Electric Delivery. Prior quarter amounts have been restated to conform to the new segments. See Note 1 regarding the restructuring of US Holdings.

      (1) North America Energy (Energy) - operations involving electricity generation, wholesale trading of energy (electricity and natural gas), risk management and retail energy sales and services in the US and parts of Canada (primarily TXU Energy); and

      (2) North America Electric Delivery (Electric Delivery) - operations involving the transmission and distribution of electricity in Texas (Oncor).

      The prior year financial information for the Energy segment and the operations included in the Electric Delivery segment includes information derived from the historical financial statements of US Holdings. Reasonable allocation methodologies were used to unbundle the financial statements of US Holdings. Allocation of revenues between TXU Energy and Oncor reflected consideration of return on invested capital, which continues to be regulated for Oncor. US Holdings maintained expense accounts for each of its component operations. Costs of energy and expenses related to operations and maintenance and depreciation and amortization, as well as assets, such as property, plant and equipment, materials and supplies and fuel, were specifically identified by component operation and disaggregated. Various allocation methodologies were used to disaggregate common expenses, assets and liabilities between US Holding's generation and T&D operations. Interest and other financing costs were determined based upon debt allocated. Had the unbundled operations of US Holdings actually existed as separate entities in a deregulated environment, their results of operations could have differed materially from those included in the historical financial statements included herein.

      Effective January 1, 2002, TXU Energy incurs an electricity delivery fee charged by Oncor, which TXU Energy passes on to its customers. This fee is reflected in TXU Energy's revenues and cost of energy for the three months ended March 31, 2002. For comparability purposes, affiliated electricity delivery fees have been included in TXU Energy's revenues and cost of energy for the three months ended March 31, 2001. TXU Energy's gross margin is not affected by the inclusion of the electricity delivery fees.

                                                      Three Months Ended
                                                            March 31,
                                                  ---------------------------
                                                   2002                 2001*
                                                   ----                 -----
Operating revenues -
   Energy...................................      $3,502               $4,117
   Electric Delivery........................          78                    3
                                                  ------               ------
         Consolidated.......................      $3,580               $4,120
                                                  ======               ======

Affiliated revenues -
   Energy..................................       $    1               $   --
   Electric Delivery.......................          416                  473
   Eliminations............................         (417)                (473)
                                                  ------               ------
          Consolidated.....................       $   --               $   --
                                                  ======               ======

Net income
   Energy..................................       $  182               $  124
   Electric Delivery.......................           71                   24
                                                  ------               ------
          Consolidated.....................       $  253               $  148
                                                  ======               ======

*See footnotes to tables on pages 20 and 23.

8.    SUPPLEMENTARY FINANCIAL INFORMATION

      Accounts receivable -- At March 31, 2002 and December 31, 2001, accounts receivable are stated net of uncollectible accounts of $86 million and $28 million, respectively.

     Energy trading assets -- At March 31, 2002 and December 31, 2001, energy trading assets are stated net of applicable credit and performance reserves of $38 million and $25 million, respectively.

     Inventories by major category--

                                                                                          March 31,           December 31,
                                                                                            2002                 2001
                                                                                         ----------           ------------
Materials and supplies...............................................................        $191                 $186
Fuel stock...........................................................................          62                   62
Gas stored underground...............................................................          42                   49
                                                                                             ----                 ----
    Total inventories................................................................        $295                 $297
                                                                                             ====                 ====
    Property, plant and equipment--

                                                                                          March 31,           December 31,
                                                                                            2002                 2001
                                                                                         ----------           ------------
    In service:
             Production..............................................................     $16,601                $15,739
             Transmission............................................................       1,978                  2,193
             Distribution............................................................       6,181                  6,110
             General.................................................................         872                  1,346
                                                                                          -------                -------
                   Total.............................................................      25,632                 25,388
    Less accumulated depreciation....................................................       9,249                  9,074
                                                                                          -------                -------
              Net of accumulated depreciation........................................      16,383                 16,314
     Construction work in progress...................................................         504                    509
     Nuclear fuel (net of accumulated amortization: 2002- $805; 2001 - $787)                  138                    147
     Held for future use.............................................................          22                     22
     Reserve for regulatory disallowances............................................        (836)                  (836)
                                                                                          -------                -------
              Net property, plant and equipment......................................     $16,211                $16,156
                                                                                          =======                =======

     Goodwill -- At March 31, 2002, and December 31, 2001, goodwill is stated net of accumulated amortization of $67 million.

     Derivatives and Hedges -- During the first quarter of 2002, existing accounting hedges of anticipated sales from baseload generation became less effective due to changes in ERCOT market rules and conditions. US Holdings experienced net hedge ineffectiveness of $8 million, reported as a loss in revenues, for the period ended March 31, 2002, primarily related to these contracts. Accounting hedges of interest rate risk remained highly effective during the period.

     As of March 31, 2002, it is expected that $5 million of after-tax net losses accumulated in other comprehensive income will be reclassified into earnings during the next twelve months. This amount represents the projected value of the hedges over the next twelve months relative to what would be recorded if the hedge transactions had not been entered into. The amount expected to be reclassified is not a forecasted loss incremental to normal operations, but rather it demonstrates the extent to which volatility in earnings (which would otherwise exist) is mitigated through the use of cash flow hedges.

INDEPENDENT ACCOUNTANTS' REPORT

TXU US Holdings Company:

We have reviewed the accompanying condensed consolidated balance sheet of TXU US Holdings Company (US Holdings) and subsidiaries as of March 31, 2002, and the related condensed statements of consolidated income, comprehensive income and cash flows for the three-month periods ended March 31, 2002 and 2001. These financial statements are the responsibility of US Holdings' management. The condensed consolidated financial statements give retroactive effect to the acquisition of affiliated businesses which have been accounted for as a combination of entities under common control as described in the Notes to the financial statements.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of US Holdings of December 31, 2001, and the related statements of consolidated income, comprehensive income, cash flows and shareholders' equity for the year then ended (not presented herein); and in our report, dated January 31, 2002, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2001, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived, after giving retroactive effect to the combination discussed in the first paragraph.

DELOITTE & TOUCHE LLP

Dallas, Texas
May 9, 2002

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BUSINESS

      TXU US Holdings Company (US Holdings) is a holding company for TXU Energy Company LLC (TXU Energy) and Oncor Electric Delivery Company (Oncor). US Holdings is a wholly-owned subsidiary of TXU Corp., a Texas corporation. Through December 31, 2001, US Holdings was directly engaged in the generation, purchase, transmission, distribution and sale of electric energy in the north-central, eastern and western parts of Texas. Effective January 1, 2002, as a result of legislation passed during the 1999 session of the Texas Legislature that restructured the electric utility industry in Texas (1999 Restructuring Legislation), US Holdings transferred to Oncor its transmission and distribution (T&D) business and to TXU Energy its generation assets and retail customers. In addition, as of January 1, 2002, TXU Energy acquired the following businesses from within the TXU Corp. system: the retail electric provider (REP) of TXU SESCO Company (TXU SESCO); the energy trading business and the unregulated commercial/industrial retail gas operations of TXU Gas Company (TXU Gas); and the energy management services businesses and other affiliates of TXU Corp., including the fuel procurement (TXU Fuel Company) and coal mining businesses that service the generation operations. Also, the T&D business of TXU SESCO was transferred to Oncor. The historical financial statements for 2001 have been restated to reflect these acquisitions of entities under common control and management.

      As of January 1, 2002 US Holdings is an energy services company and engages in electricity generation, wholesale energy trading, retail energy marketing, energy delivery and other energy-related services in North America.

CRITICAL ACCOUNTING POLICIES

      US Holdings follows accounting principles generally accepted in the United States of America (US GAAP). In applying these accounting policies in the preparation of US Holdings' consolidated financial statements, management is required to make estimates and assumptions about future events that affect the reporting and disclosure of assets and liabilities at the balance sheet dates and revenue and expense during the periods covered. The following is a summary of certain critical accounting policies of US Holdings that are affected by judgments and uncertainties and for which different amounts might be reported under a different set of conditions or using different assumptions.

      Derivatives and financial instruments -- US Holdings accounts for derivatives in accordance with Statement of Financial Accounting Standards
(SFAS) No. 133 "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 requires the recognition of derivatives in the balance sheet and the measurement of those instruments at fair value. Changes in the fair value of derivatives are recorded in earnings, unless (i) the normal purchase or sale exception or (ii) hedge accounting is elected.

      US Holdings and its subsidiaries enter into derivative instruments, including options, swaps, futures, forwards and other contractual commitments for both non-trading (i.e., hedging) and trading purposes. US Holdings and its subsidiaries enter into derivative instruments for non-trading purposes in order to manage market risks related to changes in interest rates and commodity prices.

      US Holdings has designated, documented and assessed accounting hedge relationships which mostly resulted in cash flow hedges that require US Holdings to record the derivative assets or liabilities at their fair value on its balance sheet with an offset in other comprehensive income. Hedge ineffectiveness is recorded in earnings. Amounts are removed from other comprehensive income as the underlying transactions occur and realized gains and losses are recorded.

      Although the amounts that ultimately would be recognized in the income statement over the term of the derivatives are the same under any of the methods used, it is the timing of the recognition of these amounts that is the main difference in these methods. The determination of fair value is dependent upon certain assumptions and judgments, as discussed in Energy trading contracts and mark-to-market accounting below.

     The use of the normal purchase or sale exception from derivative classification and the hedge accounting designation are elections that can be made by management if certain strict criteria are met and documented. These elections can reduce the volatility in earnings resulting from fluctuations in fair value. Results of operations could be materially affected by elections of normal purchase or sale or hedge accounting for qualifying derivative contracts.

     Energy trading contracts and mark-to-market accounting -- All energy trading contracts, whether or not derivatives under SFAS No. 133, are accounted for under the mark-to-market method of accounting as required by US GAAP. Energy trading portfolios, which may include volumetric forecasts, are valued at current market prices. This marking-to-market process recognizes changes in the values of trading portfolios associated with market price fluctuations. Under mark-to-market accounting, the current values of energy-related contracts are recorded as assets or liabilities on the balance sheet and any period-to-period change in the current value of such contracts is recognized in the statement of income.

     In the energy trading market, the availability of quoted market prices is dependent on the type of commodity (e.g., natural gas, electricity, etc.), time period specified and location of delivery. In computing the mark-to-market valuations, each market segment is split into liquid and illiquid portions. The liquid portion varies by region, time period and commodity. Generally, the liquid period is supported by broker quotes and frequent trading activity. In illiquid periods, little or no market information may exist, and the fair value is estimated through market modeling techniques.

     For those periods where quoted market prices are not available, forward price curves are developed based on the available trading information or through the use of industry accepted modeling techniques and practices based on market fundamentals (e.g., supply/demand, replacement cost, etc.). As a matter of policy, however, US Holdings generally does not recognize any income or loss from the illiquid periods.

     In accounting for energy trading contracts, settlements of positions under which energy ownership is exchanged (physical contracts) are recorded gross as revenues and purchases. Gains and losses from settlements of financial positions are recorded net as revenues. For energy trading contracts not yet settled, whether financial or physical, changes in fair value are recorded net as revenues. Such fair value changes are referred to as unrealized gains and losses from mark-to-market valuations. When positions are settled and gains and losses are realized, the previously recorded unrealized gains and losses from mark-to-market valuations are reversed.

     Revenue recognition -- US Holdings generally records revenue for generation and retail and other energy sales and services under the accrual method. Sales contracts with large commercial/industrial customers that are determined to be derivative instruments and not designated as normal sales under SFAS No. 133 are fair valued upon inception, and the related unrealized mark-to-market valuations are recorded net as revenues. Retail electricity sales revenues are recognized when services are provided to customers on the basis of periodic cycle meter readings and include an estimated accrual for the value of electricity provided from the meter reading date to the end of the period. Earnings in excess of the regulatory earnings cap are recorded as reductions of revenue.

     The historical financial statements included adjustments made to revenues for over/under recovered fuel costs. To the extent fuel costs incurred in generation operations exceeded regulated fuel factor amounts included in customer billings, US Holdings recorded revenues on the basis of its ability and intent to obtain regulatory approval for rate surcharges on future customer billings to recover such amounts. Conversely, to the extent fuel costs incurred have been less than amounts included in customer billings, revenues have been reduced since US Holdings has been required to adjust rates in future customer billings. Following deregulation of the Texas market effective January 1, 2002, any fuel factor adjustments will be reflected in revenues after approval by the regulatory body and as reflected in customer billings

      Under regulation, earnings in excess of the regulatory earnings cap were recorded as reductions of revenue. The regulatory earnings cap was based largely on invested capital, and to the extent calculated earnings were above allowed returns on invested capital, revenues were reduced with a corresponding credit to a regulatory liability account.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2002 Compared to Three Months Ended March 31, 2001
-------------------------------------------------------------------------------

      US Holdings' operating revenues decreased $540 million, or 13%, to $3.6 billion in 2002. The decrease in revenue was driven primarily by declines in the Energy segment resulting from lower natural gas prices and volumes. Higher Electric Delivery segment revenues partially offset the decrease.

      Gross margin (operating revenue less energy purchased for resale, fuel consumed and delivery costs) increased $302 million, or 29%, to $1.3 billion in 2002. The gross margin increase reflected higher margins in the Energy segment, driven by the electric commercial/industrial retail operations. Consolidated revenues and gross margins in 2002 were negatively impacted by a $146 million net effect of mark-to-market valuations of trading positions, compared to a positive impact of $17 million in 2001.

      Operation and maintenance expense increased $130 million, or 33%, to $523 million in 2002. The increase was driven by the Energy segment, reflecting higher bad debt expense and costs of retail operations and expansion of wholesale trading activities in connection with deregulation of the Texas electricity market.

      Other operating expenses increased $20 million, or 6%, to $332 million in 2002, primarily driven by increased depreciation and amortization expense due to administrative facility expansion and investments in computer systems.

      Operating income increased $152 million, or 46%, to $479 million in 2002, reflecting higher gross margin partially offset by higher operating expenses, as discussed above.

      Interest income declined $10 million, or 91%, to $1 million in 2002, due largely to the recovery of under-collected fuel revenue on which interest income had been accrued under regulation, and lower interest rates.

      Interest expense and other charges decreased $25 million, or 19%, to $104 million in 2002, reflecting lower debt levels and lower interest rates.

      The effective income tax rate was 32% in 2002 compared to 29% in the 2001 period. The increase was due to several unrelated items, including the discontinuance of amortization of excess deferred taxes related to deregulation and higher state income taxes.

      Net income available for common stock rose $105 million, or 72%, to $251 million. Net income increased in both the Energy and Electric Delivery segments. These performances are discussed below under Segments.

ENERGY TRADING ACTIVITIES

      The table below summarizes the changes in energy trading assets and liabilities for the period ended March 31, 2002. The net change, excluding "other activity" as described below, of $146 million represents the net unfavorable effect of mark-to-market accounting on earnings for the three months ended March 31, 2002 (in millions).

Balance of net trading assets/(liabilities) at December 31, 2001 ............        $371

Settlements of positions included in the opening balance (1) ................         (91)

Unrealized mark-to-market valuations of positions held at period-end (2).....         (55)

Other activity (3)...........................................................           1
                                                                                     ----

Balance of net trading assets/(liabilities) at March 31, 2002 ...............        $226
                                                                                     ====

(1) Represents unrealized mark-to-market valuations of these positions recognized in earnings as of December 31, 2001.

(2) Includes unrealized gains of $13 million associated with large commercial and industrial retail sales contracts, recognized upon origination in accordance with SFAS No. 133. There were no significant changes in fair value attributable to changes in valuation techniques.

(3) Represents net option premiums paid/(received) in the current period and a commodity contract transferred from TXU Gas. This activity has no effect on unrealized mark-to-market valuations.

      The above table includes all commodity contracts that are marked to market in net income, for both trading and non-trading purposes.

      Of the net trading asset balance above at March 31, 2002, the amount representing unrealized mark-to-market net gains that have been recognized in current and prior years' earnings is $211 million. The remaining $15 million of the March 31, 2002 balance represents net option premiums paid in the current and prior periods. The following table presents the unrealized mark-to-market balance at March 31, 2002 scheduled by contractual settlement dates of the underlying positions (in millions).

                                Maturity dates of unrealized net mark-to-market balances at March 31, 2002
                               ----------------------------------------------------------------------------
                                  Maturity                                          Maturity in
                                 less than    Maturity of 1-     Maturity of 4-      Excess of
Source of fair value              1 year         3 years            5 years           5 years      Total
----------------------------     ---------    --------------     --------------     -----------    -----
Prices actively quoted........     $  (3)          $--                 $--               $--        $ (3)
Prices provided by other
    external sources..........       100            82                  28                 7         217
Prices based on models........        (8)           (5)                  5                 5          (3)
                                   -----           ---                 ---               ---        ----
Total.........................     $  89           $77                 $33               $12        $211
                                   -----           ---                 ---               ---        ----
Percentage of total ..........        42%           36%                 16%                6%        100%

      As the above table indicates, approximately 78% of the unrealized mark-to-market valuations at March 31, 2002 mature within three years. This is reflective of the terms of the positions and the conservative methodologies employed in valuing positions in periods when there is less market liquidity and visibility. The "prices actively quoted" category reflects only exchange traded contracts with active quotes available through 2004. The "prices provided by other external sources" category represents forward commodity positions at locations for which over-the-counter (OTC) broker quotes are available. OTC quotes for natural gas and power generally extend through 2010 and 2008, respectively. This category also includes values of large commercial and industrial retail sales contracts. The "prices based on models" category contains the value of all non-exchange traded options, valued using industry accepted option pricing models. In addition, this category contains other contractual arrangements which may have both forward and option components. In many instances, these contracts can be broken down into their component parts and modeled by US Holdings as simple forward and option contracts based on prices actively quoted. As the modeled value is ultimately the result of a combination of prices from two or more different instruments, it has been included in this category.

SEGMENTS

Energy

                                                                                              Three Months Ended
                                                                                                    March 31,..
                                                                                         -------------------------------
                                                                                             2002                2001*
                                                                                             ----                -----
                                                                                                Millions of Dollars

Operating revenues...................................................................      $3,503               $4,117
                                                                                           ------               ------

Operating expenses
     Energy purchased for resale, fuel consumed and delivery costs...................       2,650                3,561
     Operation and maintenance.......................................................         358                  208
     Depreciation and amortization...................................................         114                  101
     Taxes other than income.........................................................          59                   27
                                                                                           ------              -------
           Total operating expenses..................................................       3,181                3,897
                                                                                           ------              -------

Operating income.....................................................................         322                  220

Other income (deductions) -- net....................................................          (1)                  (1)
                                                                                           ------              -------

Income before interest, other charges and income taxes...............................         321                  219
                                                                                           ------              -------

Interest income......................................................................          14                   22

Interest charges.....................................................................          67                   67
                                                                                           ------              -------

Income before income taxes ..........................................................         268                  174

Income tax expense ..................................................................          86                   50
                                                                                           ------              -------

Net income ..........................................................................      $  182              $   124
                                                                                           ======              =======

      *The Energy segment was created as a result of the deregulation of the electric utility industry in Texas, which became effective January 1, 2002. The Energy segment includes the generation and certain retail operations of US Holdings, the former energy trading business and unregulated commercial/industrial retail gas operations of TXU Gas and other energy related businesses of TXU Corp., which were combined to form the Energy segment effective January 1, 2002.

      Prior period data is included above for the purpose of providing historical combined financial information about the Energy segment after giving effect to the electric restructuring transactions and allocations described in the Notes to Financial Statements included in the US Holdings 2001 Form 10-K. Had the Energy segment existed as a separate segment, its results of operations and financial position could have differed materially from those reflected above. Additionally, future results of the Energy segment's operations and financial position could differ materially from the historical information presented.

Segment Highlights

                                                                                             Three Months Ended
                                                                                                  March 31,
                                                                                            -------------------
                                                                                              2002        2001*
                                                                                              ----        -----
Operating Statistics:
Retail sales volumes:
    Electric (gigawatt-hours - GWh).................................                        22,386       23,256
    Large commercial and industrial gas (billion cubic feet - Bcf)..                            50           66

Wholesale energy sales volumes (physically settled):
      Electric (GWh)................................................                        40,884        6,529
      Gas (Bcf).....................................................                           159          208

Customers (end of period and in thousands):
      Electric......................................................                         2,756        2,689
      Gas...........................................................                             3            4
                                                                                            ------       ------
            Total customers.........................................                         2,759        2,693

 Physical and financial wholesale trades
      Electric  (GWh)...............................................                       582,717       14,976
      Gas (Bcf).....................................................                         4,613        1,341

                                                                                             Three Months Ended
                                                                                                 March 31,
                                                                                            --------------------
                                                                                             2002          2001*
                                                                                             ----          -----

Operating revenues (millions of dollars):
Electric:
    Residential..........................................................                   $  689        $  765
    Commercial and industrial............................................                    1,021           910
     Other...............................................................                        7            93
                                                                                             -----         -----
           Total electric................................................                    1,717         1,768
Large commercial and industrial gas......................................                      207           506
Wholesale energy sales (gas and electric)................................                    1,570         1,764
Other revenues...........................................................                        9            79
                                                                                            ------        ------
          Total operating revenues.......................................                   $3,503        $4,117
                                                                                            ======        ======

Weather(average for service area)
      Percent of normal
             Cooling degree days.........................................                      94%           18%
             Heating degree days.........................................                     101%          109%

      ---------------------------
      *See footnote on previous page.

      Effective January 1, 2002, TXU Energy incurs an electricity delivery fee charged by Oncor, which TXU Energy passes on to its customers. This fee is reflected in TXU Energy's revenues and cost of energy for the three months ended March 31, 2002. For comparability purposes, affiliated electricity delivery fees have been included in TXU Energy's revenues and cost of energy for the three months ended March 31, 2001. TXU Energy's gross margin is not affected by the inclusion of the electricity delivery fees.

      The Energy segment's operating revenues decreased $614 million, or 15%, in 2002. Retail natural gas revenues from large commercial and industrial customers declined $299 million, or 59%, on both lower prices and volumes. Retail gas sales volumes declined 24% as certain geographical markets were exited. Retail electricity revenues declined $51 million, or 3%, on a 3.7% decline in overall volumes, which reflected the opening of the Texas market to competition. Wholesale sales of gas and electricity declined $194 million, or 11%, as lower gas prices and volumes traded were partially offset by increased electricity volumes traded.

      Gross margin increased $297 million, or 53%, to $853 million in 2002. This growth was due primarily to higher average prices in the electric commercial/industrial retail business and low fuel costs in generation operations in the early part of the quarter. As competition intensifies in the Texas deregulated market, gross margins may come under increasing pressure. Revenue and gross margins in 2002 were negatively impacted by a $146 million net effect of mark-to-market valuation of commodity positions, compared to a positive impact of $17 million in 2001.

      Net income for the segment increased $58 million, or 47%, to $182 million in 2002. The improvement was driven by the higher gross margin, partially offset by growth in operating expenses. Higher operation and maintenance (O&M) expense reflected increased bad debt expense ($66 million) and increased staffing and other administrative and marketing costs ($57 million) related to the development of retail sales operations and expansion of trading activities, all reflective of the opening of the Texas electricity market to competition. Increased depreciation and amortization expense was primarily due to expansion of administrative facilities and investments in computer systems. Taxes other than income rose due to state gross receipts taxes that were reported in the Electric Delivery segment in 2001. Interest income declined $8 million due to the recovery of undercollected fuel revenue, on which interest income had been accrued under regulation. The effective income tax rate increased to 32% in 2002 from 29% in 2001, due to, among other items, the discontinuance of amortization of excess deferred taxes related to deregulation and higher state income taxes.

Electric Delivery
-----------------

                                                                                              Three Months Ended
                                                                                                   March 31,
                                                                                           -------------------------
                                                                                             2002              2001*
                                                                                             ----              -----
                                                                                               Millions of Dollars

Operating revenues.......................................................                   $ 494               $476
                                                                                            -----              -----

Operating expenses
     Operation and maintenance...........................................                     178                185
     Depreciation and amortization.......................................                      64                 60
     Taxes other than income.............................................                      95                124
                                                                                            -----              -----
           Total operating expenses......................................                     337                369
                                                                                            -----              -----

Operating income.........................................................                     157                107

Other income (deductions)-- net..........................................                      (1)                --
                                                                                            -----              -----

Income before interest, other charges and income taxes...................                     156                107
                                                                                            -----              -----

Interest income..........................................................                      12                 --

Interest expense and other charges.......................................                      62                 73
                                                                                            -----              -----

Income before income taxes ..............................................                     106                 34

Income tax expense ......................................................                      35                 10
                                                                                            -----              -----

Net income ..............................................................                   $  71              $  24
                                                                                            =====              =====

      ------------------------------
      *The Electric Delivery segment was created as a result of the deregulation of the electric utility industry in Texas, which became effective January 1, 2002. The Electric Delivery segment includes the electric transmission and distribution business of US Holdings and TXU SESCO.

      Prior period data is included above for the purpose of providing historical combined financial information about the Electric Delivery segment after giving effect to the electric restructuring transactions described in the Notes to Financial Statements included in the US Holdings 2001 10-K. Had the Electric Delivery segment existed as a separate segment, its results of operations and financial position could have differed materially from those reflected above. Additionally, future results of the Electric Delivery segment's operations and financial position could differ materially from the historical information presented.

Segment Highlights

                                                                                              Three Months Ended
                                                                                                   March 31,
                                                                                           ------------------------
                                                                                             2002             2001*
                                                                                             ----             -----
Electric energy delivered (GWh)........................................                    23,909            23,239
                                                                                           ======            ======

Electric points of delivery (end of period and in thousands)...........                     2,955             2,805

Operating revenues (millions of dollars):
    Energy.............................................................                    $  416            $  476
    Non-affiliated.....................................................                        78                --
                                                                                           ------            ------
            Total electric energy delivery.............................                    $  494            $  476
                                                                                           ======            ======


      Operating revenues for the Electric Delivery segment increased by $18 million, or 4%, to $494 million in 2002, reflecting a 3% increase in volumes delivered. The increase was due to deliveries to other REPs serving the historical territory.

      The Electric Delivery segment does not buy and sell electricity; its revenues consist primarily of T&D fees. There is, therefore, no gross margin for this segment.

      Net income increased by $47 million, or 196%, to $71 million in 2002. The improvement was driven by the effect of state gross receipts taxes that are reflected in the Energy segment effective 2002, interest income on regulatory-related assets charged to the Energy segment effective 2002 and reduced interest expense due to lower average debt balances and rates.

Comprehensive Income
--------------------

      US Holdings has historically used, and will continue to use, derivatives that are highly effective in offsetting future cash flow volatility in interest rates and energy commodity prices. The fair value of derivatives that are effective as cash flow hedges are recorded as derivative assets or liabilities with an offset in other comprehensive income.

      The amounts included in other comprehensive income reflect the value of the cash flow hedges, based on current market conditions, to be used in the future to offset the impact on related payments of expected changes in prices. The effects of the accounting hedges will be recorded in the statement of income as the related transactions are actually settled.

FINANCIAL CONDITION

Liquidity and Capital Resources

      For information concerning liquidity and capital resources, see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in US Holdings' 2001 10-K. No significant changes or events that might affect the financial condition of US Holdings have occurred subsequent to year-end other than as disclosed herein.

      Cash Flows -- Cash flows provided by operating activities for the first quarter of 2002 were $285 million compared to $233 million for 2001. The increase in 2002 of $52 million, or 22%, was primarily driven by the increase in income, after adjusting for the noncash effect of unrealized mark-to-market valuations, partially offset by an increase of accounts receivable in 2002 due to the impact of temporary transitional issues regarding customer switching and billing in connection with the opening of the Texas electricity market to competition.

      Cash flows used in financing activities for 2002 were $76 million. Retirements and repurchases of debt securities totaled $328 million. Borrowings from TXU Corp. totaled $256 million.

      Issuances and Retirements -- During the three months ended March 31, 2002, US Holdings redeemed, reacquired or made scheduled principal payments on long-term debt as follows:

                                                   Issuances   Retirements
                                                   ---------   -----------

Oncor
      First mortgage bonds................            $ --        $150
      Medium term notes...................              --          55
TXU Energy
      Senior notes........................              --         123
                                                      ----        ----
                                                      $ --        $328
                                                      ====        ====

      Cash flows used in investing activities for 2002 totaled $230 million compared to $209 million used for investing purposes in 2001. Capital expenditures were $228 million for 2002, compared with $193 million for 2001.

      On April 25, 2002, TXU Energy completed the sale of its Handley and Mountain Creek steam electric generating plants in the Dallas-Ft. Worth area for $443 million in cash. The transaction includes a tolling agreement for TXU Energy to purchase power during summer months for the next five years. A pretax gain on the sale of $146 million will be deferred and recognized over the five years.

      The capitalization ratios of US Holdings at March 31, 2002 consisted of approximately 42% long-term debt, less amounts due currently, 1% preferred stock and 57% common stock equity, compared to December 31, 2001 capitalization ratios of approximately 44% long-term debt, 1% preferred stock and 55% common stock equity.

      Short-term Financing and Liquidity Facilities -- At March 31, 2002, TXU Corp. and US Holdings had two joint US dollar-denominated lines of credit under revolving credit facility agreements (Credit Agreements) with a group of banking institutions that supported TXU Corp.'s commercial paper program. The Credit Agreements consisted of a 364-day facility that terminated in April 2002 and a 5-year credit facility that terminates February 25, 2005. The 5-year facility provides for borrowings aggregating up to $1.4 billion outstanding at any one time at variable interest rates. The 5-year facility also provides for issuance of up to $500 million of letters of credit. At March 31, 2002, US Holdings had no borrowings outstanding under the Credit Agreements. Letters of credit outstanding under the 5-year facility totaled $497 million at March 31, 2002. In April 2002, US Holdings, Oncor and TXU Energy entered into a joint $1.0 billion 364-day revolving credit facility with a group of banks. The new facility provides for short-term borrowings aggregating up to $1.0 billion outstanding at any one time at variable interest rates and terminates April 22, 2003. US Holdings' borrowings under both facilities are limited to an aggregate of $2.0 billion outstanding at any one time.

      During the second quarter of 2002, each of TXU Energy and Oncor expect to begin selling commercial paper to fund their short-term liquidity requirements. The new commercial paper programs will allow TXU Energy and Oncor to sell up to $2.4 billion and $1.0 billion of commercial paper, respectively. The existing TXU Corp. commercial paper program will be discontinued once the TXU Energy and Oncor commercial paper programs have been established and outstanding TXU Corp. commercial paper has been repaid. After its commercial paper program is discontinued, TXU Corp. expects to borrow under its 3-year credit facility to fund its working capital needs.

      The new 364-day credit facility discussed above, the existing 5-year $1.4 billion credit facility and TXU Corp.'s new 3-year $500 million credit facility will provide back-up for outstanding commercial paper under the TXU Energy and Oncor programs and the TXU Corp. program until it is discontinued. TXU Corp., TXU Energy and Oncor do not expect to sell commercial paper that, in the aggregate, is in excess of aggregate available capacity under the back-up credit facilities.

      During 2002, US Holdings and its subsidiaries will have financing needs to fund ongoing working capital requirements and maturities of long-term debt and to refinance bridge facilities entered into in connection with the financial restructuring of US Holdings in 2001. As discussed below, US Holdings and its subsidiaries have funded or intend to fund these financing needs through the issuance of long-term debt. Other sources of funding include proceeds from asset sales, issuance of commercial paper, bank borrowings, and loans from other subsidiaries. If these options become unavailable for any reason, US Holdings and its subsidiaries could borrow under their credit facilities. During 2002, US Holdings may repurchase certain debt securities classified as long-term as of March 31, 2002. Such classification is based on US Holdings' ability and intent to fund such repurchases through issuances of long-term debt.

      On May 6, 2002, Oncor issued $1.2 billion aggregate principal amount of Senior Secured Notes in two series in a private placement. One series of $700 million is due May 1, 2012 and bears an interest rate of 6.375%, and the other series of $500 million is due May 1, 2032 and bears an interest rate of 7.0%. Each series is secured by Oncor first mortgage bonds. Proceeds from the issuance were used by Oncor to repay advances from US Holdings. US Holdings used the repayments of advances from Oncor to repay advances from TXU Energy and TXU Corp. TXU Energy used the repayments to redeem $865 million of the floating rate debentures due May 20, 2003. TXU Corp. used the repayments to repay $335 million of short-term borrowings.

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

      In order to borrow under its 3-year credit facility, TXU Corp. must be in compliance with the applicable covenants, including financial covenants, and certain other conditions. In order for TXU Corp. or US Holdings to borrow under the 5-year credit facility, both must be in compliance with the applicable covenants, including financial covenants applicable to TXU Corp., and certain other conditions. In the case of both of these facilities, the financial covenants consist of a total debt to capitalization ratio and a fixed charge coverage ratio. In order for US Holdings, TXU Energy or Oncor to borrow under the 364-day credit facility, the relevant borrower must be in compliance with the covenants applicable to it, including financial covenants, and certain other conditions. The financial covenants consist principally of a total debt to capitalization ratio (applicable to all three borrowers) and a fixed charge coverage ratio (applicable to US Holdings only). In addition, for US Holdings to be able to borrow, certain events of default relating to TXU Energy or Oncor cannot have occurred or be continuing, and, for TXU Energy to borrow, US Holdings must be in compliance with its fixed charge coverage ratio.

      Under all three facilities, incremental borrowings that would increase the outstanding principal amount borrowed would be prohibited if a material adverse change, as defined in the applicable agreements, occurred. Each of TXU Corp., US Holdings, TXU Energy and Oncor are in compliance with the applicable financial covenants as of March 31, 2002 and meet the required conditions and anticipate that they will remain in compliance. In the event that any of TXU Corp., US Holdings, TXU Energy or Oncor were not in compliance with the applicable covenants and other conditions, they may need to pursue alternative sources of funding.

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

      Sale of Receivables -- Certain subsidiaries of TXU Corp. sell customer accounts receivable to a wholly-owned bankruptcy remote subsidiary of TXU Corp. (TXU Receivables Company) which sells undivided interests in accounts receivable it purchases to financial institutions. As of January 1, 2002, the facility includes TXU Energy Retail Company LP, TXU SESCO Energy Services Company, Oncor and TXU Gas as qualified originators of accounts receivable under the program. TXU Receivables Company may sell up to an aggregate of $600 million in undivided interests in the receivables purchased from the originators under the program. As of March 31, 2002, subsidiaries of US Holdings had sold $1.075 billion face amount of receivables to TXU Receivables Company under the program in exchange for cash of $544 million and $526 million in subordinated notes, with $5 million representing costs of the program. Annualized costs of the program approximated 3.7% of the cash proceeds from the receivables sales. The subordinated notes receivable from TXU Receivables Company are included in accounts receivable in the consolidated balance sheet.

      Regulatory Asset Securitization -- The regulatory settlement plan filed with the Commission, if approved, would provide for Oncor to receive a financing order authorizing it to issue securitization bonds in the aggregate amount of $1.3 billion to monetize and recover generation-related regulatory assets. The settlement plan provides that there will be an initial issuance of securitization bonds in an amount of up to $500 million upon approval of the settlement followed by a second issuance for the remainder after 2003.

CONTINGENCIES

       See Note 6 to Financial Statements for a discussion of contingencies.

REGULATION AND RATES

      On December 31, 2001, US Holdings filed a settlement plan with the Commission that, if approved, will resolve all major pending issues related to US Holdings' transition to competition and will supersede certain ongoing proceedings that are related to the 1999 Restructuring Legislation. The settlement plan has the endorsement of the major customer groups in the State of Texas. Parties to the settlement include the Commission staff, the Office of Public Utility Counsel, the coalition of cities served by Oncor, Texas Industrial Energy Consumers, Texas Retailers Association, and a new retail electric provider for the state. The settlement does not remove regulatory oversight of Oncor's business nor does it eliminate TXU Energy's price-to-beat rates and related possible fuel adjustments. US Holdings recorded the effects of the settlement plan at December 31, 2001. The settlement plan must be approved by the Commission, which has held hearings, has received briefs and has requested additional evidence from the parties. The hearings are currently scheduled to continue on May 30, 2002. US Holdings is unable to predict the outcome of these proceedings. For additional discussion of the settlement plan and related items, see Note 4 to Financial Statements in the US Holdings Form 10-K.

      On April 23, 2002, TXU Energy filed a request with the Commission to increase the fuel factor component of its price-to-beat rates. The request, if approved, would increase price-to-beat rates for residential and small commercial customers by an average of 5%. Under a Commission rule, affiliated REPs of utilities are allowed to petition the Commission for an increase in the fuel factor component of its price-to-beat rates if an average of natural gas futures prices increases more than 4% from the level used to set the previous price-to-beat fuel factor rate. An evidentiary hearing on TXU Energy's request was held before an administrative law judge on May 9, 2002. Commission action has not been scheduled on TXU Energy's request. The Commission must act on the application within 45 days unless the Commission finds good cause to extend its decision beyond that time period. TXU Energy is unable to predict the outcome of this proceeding.

      Although US Holdings cannot predict future regulatory or legislative actions or any changes in economic and securities market conditions, no changes are expected in trends or commitments, other than those discussed in this report, which might significantly alter its basic financial position, results of operations or cash flows.

CHANGES IN ACCOUNTING STANDARDS

      Changes in Accounting Standards -- See Note 2 to Financial Statements for discussion of changes in accounting standards.

FORWARD-LOOKING STATEMENTS

     This report and other presentations made by US Holdings contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Although US Holdings believes that in making any such statement its expectations are based on reasonable assumptions, any such statement involves uncertainties and is qualified in its entirety by reference to factors contained in the Forward-Looking Statements section of Item
7. Management's Discussion and Analysis of Financial Condition and Results of Operations in US Holdings' 2001 10-K, as well as general industry trends; implementation of the Texas electricity deregulation and other legislation; power costs and availability; changes in business strategy, development plans or vendor relationships; availability of qualified personnel; changes in, or the failure or inability to comply with, governmental regulations, including, without limitation, environmental regulations; changes in tax laws; access to facilities to meet changing demands; competition for new business opportunities; legal and administrative proceedings and settlements; significant changes in critical accounting policies; and actions of rating agencies, among other factors, that could cause the actual results of US Holdings to differ materially from those projected in such forward-looking statements.

      Any forward-looking statement speaks only as of the date on which such statement is made, and US Holdings undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for US Holdings to predict all of such factors, nor can it assess the impact of each such factor or the extent to which any factor, or combination of factors, may cause results to differ materially from those contained in any forward-looking statement.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

       Market risk is the potential loss US Holdings and its subsidiaries may incur as a result of changes in the market or fair value of a particular instrument or commodity. US Holdings and its subsidiaries are exposed to market risks associated with interest rates and commodity prices in both energy trading activities and non-trading operations. US Holdings' exposure to market risk is affected by a number of factors, including the size, duration and composition of its energy portfolio, the absolute and relative levels of interest rates and commodity prices, as well as volatility and liquidity of markets. US Holdings and its subsidiaries enter into derivative instruments for non-trading purposes in order to manage exposures to changes in interest rates and commodity prices. US Holdings assumes certain market risks in an effort to generate gains from market price differences. It does so through the use of derivative instruments, including exchange traded and over-the-counter contracts, as well as through other contractual commitments in its energy trading activities.

      The information required hereunder is not significantly different from the information set forth in Item 7A. Quantitative and Qualitative Disclosures About Market Risk included in US Holdings' 2001 Form 10-K unless presented below.

         RISK OVERSIGHT

      US Holdings manages the market, credit and operational risk of the portfolio and its trading activities within limitations imposed by its Boards of Directors and in accordance with TXU Corp.'s overall risk management policies. Market risks are monitored daily by risk management groups that operate and report independently of the trading operations, utilizing industry accepted mark-to-market techniques and analytical methodologies. These techniques value the portfolio of contracts and the hypothetical effect on this value from changes in market conditions and include, but are not limited to, sensitivity analyses and value at risk (VAR) methodologies.

      Energy trading subjects US Holdings to some inherent risks associated with future contractual commitments, including market and operational risks, credit risk associated with counterparties, product location (basis) differentials and market liquidity. US Holdings continuously monitors the valuation of identified risks and adjusts the portfolio based on current market conditions. Valuation adjustments or reserves are established in recognition that certain risks exist until full delivery of energy has occurred, counterparties have fulfilled their financial commitments and related financial instruments have either matured or are closed out. Price and credit risks are further managed within the established trading policies and limits.

      US Holdings assesses trading risk using a VAR methodology. This methodology is used to measure the amount of prospective risk that exists within a portfolio under a variety of market conditions given a portfolio's current position, net mark-to-market value, term and location. VAR is a mathematical estimate of a portfolio's maximum potential for loss or gain within a specified level of confidence (i.e., 95% certainty) due to market movements utilizing standard statistical techniques and given historical and projected market prices and volatilities. Stress testing of market variables is also conducted to simulate and address abnormal market conditions.

      TXU Corp. and its subsidiaries have a corporate risk management organization that is headed by a global chief risk officer. The chief risk officer through his designees, establishes and enforces the VAR limits by region, including the respective policies and procedures to ensure compliance with such limits and evaluates the risks inherent in the various businesses of TXU Corp. and their associated transactions. Key risk control activities include, but are not limited to, credit review and approval, operational and market risk measurement, validation of transactions, portfolio valuation and daily portfolio reporting, including mark-to-market valuation, VAR and other risk measurement metrics.

      COMMODITY PRICE RISK

      US Holdings is subject to the inherent risks of market fluctuations in the price of electricity, natural gas and other energy-related products marketed and purchased. US Holdings actively manages its portfolio of owned generation, fuel supply and retail load to mitigate the impacts of changing energy prices on its results of operations. As part of managing the volatility inherent in these market risks, US Holdings enters into hedging transactions to mitigate a significant portion of the remaining exposures as part of its risk management program.

      NON-TRADING OPERATIONS -- US Holdings engages in commodity-related marketing and price risk management activities in order to hedge market risk and exposure to prices of electricity, natural gas and fuel. For financial reporting purposes, non-trading operations are defined as the normal generation (including fuel consumed), purchase, sale and delivery of electricity and natural gas for ultimate resale to residential and small commercial retail customers. The objective of risk management related to non-trading operations is the limiting of price risk related to the traditional asset-based generation, distribution and transmission activities of US Holdings.

      The financial instruments used for non-trading purposes include primarily forwards, futures, swaps and options. The gains and losses related to these derivatives, to the extent effective as accounting hedges, are deferred in the balance sheet and recognized in the income statement in the same period as the settlement of the underlying physical transaction. US Holdings' residential and small commercial retail customer arrangements are not derivatives or trading contracts; therefore, US Holdings uses accrual accounting for those transactions.

      Prior to deregulation of the electricity markets in Texas as of January 1, 2002, US Holdings did not use derivative instruments to hedge price risk of non-trading activities.

      TRADING OPERATIONS -- For financial reporting purposes, trading operations are defined as those activities with the objective of generating profits on or from exposure to shifts or changes in market prices of electricity, natural gas, fuel and other energy-related products. For US Holdings, this consists of non-regulated energy trading in electricity, natural gas, fuel and other energy-related products as a commodity. US Holdings uses mark-to-market accounting for energy trading operations.

      The contractual agreements and derivatives held by the energy trading operations are exposed to losses in fair value due to changes in the price of the underlying commodities. On a limited basis in 2001, US Holdings entered into derivative contracts for the sale of electricity beginning in 2002 in connection with generation capacity auctions required by the 1999 Restructuring Legislation. These contracts did not result in significant mark-to-market valuations as of December 31, 2001. See "RESULTS OF OPERATIONS" for a discussion of the impact of these transactions during the three months ended March 31, 2002.

      VAR -- The quantification of market risk using value-at-risk methodologies provides a consistent measure of risk across diverse energy markets and products. The use of this method requires a number of key assumptions, such as use of (i) a 95% confidence level; (ii) an estimated one- to five-day holding period, depending on the commodity and duration of the position (this is the time needed to liquidate different commodity and term positions); and (iii) historical estimates of volatility or other simulation based volatility estimates (such as the Monte Carlo simulation).

      At March 31, 2002 and December 31, 2001, the total VAR for US Holdings was $29 million and $17 million, respectively, based on a 95% confidence level and a one-day holding period. Comparable information on a VAR basis is not available for interim periods of 2001.

      The hypothetical loss in fair value, arising from an adverse movement in future prices of at least 10%, of US Holdings' derivatives and other contracts entered into for trading purposes in existence at December 31, 2001 and 2000, using standard sensitivity analysis techniques was $13 million and $1 million, respectively.

      CREDIT RISK

      US Holdings' energy trading counterparties include major energy companies, financial institutions, gas and electric utilities, independent power producers, oil and gas producers and other energy trading companies. The net exposure to credit risk from these counterparties as of March 31, 2002 is $940 million using standardized master netting contracts and agreements that provide for the right of offset of positive and negative credit exposures with individual counterparties. Of this amount, approximately 76% of the associated credit exposure is with investment grade counterparties, as determined using publicly available information including major rating agencies' published ratings and TXU Corp's internal credit evaluation. Those counterparties without a Standard & Poor's (S&P) rating of a least BBB- or a similar rating from another major rating agency, are rated using internal credit methodologies and credit scoring models to determine an S&P equivalent rating. Approximately 24% of the credit exposure is considered to be below investment grade or not rated. US Holdings routinely monitors and manages its exposure to credit risk to these counterparties on this basis.

      US Holdings had no exposure to any one unaffiliated customer that represented more than 5% of the gross fair value of US Holdings' trade accounts receivable, energy trading assets and derivative assets at March 31, 2002. Based on US Holdings' policies for managing credit risk, its exposures and its credit and other reserves, US Holdings does not anticipate a materially adverse effect on its financial position or results of operations as a result of non-performance by any counterparty.

PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

   (a)   Exhibits filed as part of Part II are:

         3        Restated bylaws of US Holdings.

         4* Sixty-fourth Supplement and Indenture, dated as of May 1, 2002, to the Oncor Mortgage and Deed of Trust, dated December 1, 1983, filed as Exhibit 4 to TXU Corp. Form 10-Q for the quarter ended March 31, 2002.

        10(a)* Amendment to US Facility B, dated as of April 24, 2000, filed as Exhibit 10(a) to TXU Corp. Form 10-Q for the quarter ended March 31, 2002.

        10(b)* 364-Day Revolving Credit Agreement, dated as of April 24, 2002, among TXU Energy, Oncor, US Holdings, JP Morgan Chase, as Administrative Agent, and the financial institutions named therein, filed as Exhibit 10(b) to TXU Corp. Form 10-Q for the quarter ended March 31, 2002.

        15 Letter from independent accountants as to unaudited interim financial information.

        99 Condensed Statements of Consolidated Income - Twelve Months Ended March 31, 2002.

          ---------------------
          *Incorporated by reference

   (b)    Reports on Form 8-K filed since December 31, 2001:

Date of Report               Item Reported
--------------               -------------
January  16, 2002            Item 2.  Disposition or Acquisition of Assets.
                             Item 5.  Other Events and Regulation FD Disclosure.
                             Item 7.  Financial Statements and Exhibits.

January 24, 2002             Item 5.  Other Events and Regulation FD Disclosure.

April 17, 2002               Item 5.  Other Events and Regulation FD Disclosure.
                             Item 7.  Financial Statements and Exhibits.

April 17, 2002               Item 5.  Other Events and Regulation FD Disclosure.
                             Item 7.  Financial Statements and Exhibits.

                                    SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                               TXU US HOLDINGS COMPANY

                                                By      /s/ Biggs C. Porter
                                                  --------------------------

                                                          Biggs C. Porter
                                                          Vice President,
                                                   Principal Accounting Officer

Date: May 14, 2002