Form 10-Q
period 2002-06-30
TXU US HOLDINGS CO
filed 2002-08-14
CIK 710182

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 2002

                                     - OR -

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

                                   ----------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Common Stock outstanding at August 12, 2002: 52,817,862 shares, without par value.

================================================================================

TABLE OF CONTENTS
--------------------------------------------------------------------------------

                                                                                     Page
                                                                                     ----
Part I. Financial Information

     Item 1. Financial Statements

             Condensed Statements of Consolidated Income and Comprehensive Income-
             Three and Six Months Ended June 30, 2002 and 2001....................     1

             Condensed Statements of Consolidated Cash Flows - Six Months Ended
                June 30, 2002 and 2001............................................     2

             Condensed Consolidated Balance Sheets - June 30, 2002 and December
                31, 2001..........................................................     3

             Notes to Financial Statements........................................     4

             Independent Accountants' Report......................................    15

     Item 2. Management's Discussion and Analysis of Financial Condition and
                Results of Operations.............................................    16

     Item 3. Quantitative and Qualitative Disclosures About Market Risk...........    30

Part II. Other Information

     Item 6. Exhibits and Reports on Form 8-K.....................................    31

Signature.........................................................................    32

                                      (i)

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                    TXU US HOLDINGS COMPANY AND SUBSIDIARIES
                   CONDENSED STATEMENTS OF CONSOLIDATED INCOME
                                   (Unaudited)

                                                                            Three Months Ended   Six Months Ended
                                                                                 June 30,            June 30,
                                                                            ------------------   ----------------
                                                                              2002     2001        2002     2001
                                                                             ------   ------      ------   ------
                                                                                      Millions of Dollars
Operating revenues ......................................................    $3,643   $3,057      $7,223   $7,177
                                                                             ------   ------      ------   ------

Operating expenses
   Energy purchased for resale, fuel consumed and delivery costs ........     2,310    1,842       4,556    4,930
   Operation and maintenance ............................................       566      453       1,089      846
   Depreciation and amortization ........................................       170      158         348      316
   Goodwill amortization ................................................        --        5          --        8
   Taxes other than income ..............................................       146      153         300      304
                                                                             ------   ------      ------   ------
      Total operating expenses ..........................................     3,192    2,611       6,293    6,404
                                                                             ------   ------      ------   ------

Operating income ........................................................       451      446         930      773

Other income ............................................................        14        1          16        5

Other deductions ........................................................         4        6           8       11

Interest income .........................................................        --       10           1       21

Interest expense and other charges
   Interest .............................................................       106      113         213      230
   Distributions on TXU US Holdings Company obligated, mandatorily redeemable, preferred securities of subsidiary  trusts  holding
      solely junior subordinated debentures of TXU US Holdings Company ..        --       17          --       34
   Allowance for borrowed funds used during construction and
      capitalized interest ..............................................        (3)      (6)         (6)     (11)
                                                                             ------   ------      ------   ------
      Total  interest expense and other charges .........................       103      124         207      253
                                                                             ------   ------      ------   ------

Income before income taxes ..............................................       358      327         732      535

Income tax expense ......................................................       114      106         235      166
                                                                             ------   ------      ------   ------

Net income ..............................................................       244      221         497      369

Preferred stock dividends ...............................................         3        3           5        5
                                                                             ------   ------      ------   ------

Net income available for common stock ...................................    $  241   $  218      $  492   $  364
                                                                             ======   ======      ======   ======

            CONDENSED STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME
                                   (Unaudited)

                                                                              Three Months Ended   Six Months Ended
                                                                                   June 30,            June 30,
                                                                              ------------------   ----------------
                                                                                 2002   2001          2002   2001
                                                                                 ----   ----         -----   ----
                                                                                        Millions of Dollars
Net income.................................................................      $244   $221         $ 497   $369
                                                                                 ----   ----         -----   ----

Other comprehensive income (loss)
   Net change during period, net of tax effects:
      Cash flow hedges:
         Cumulative  transition adjustment as of January 1, 2001 (net of
            tax of $ -)....................................................        --     --            --     (1)
         Net change in fair value of  derivatives  net of tax benefit of
            $38, $64, and $ -..............................................       (70)    --          (118)    (1)
         Amounts  realized  in  earnings  during  the  period net of tax
            expense of $ - and $2..........................................         1     --             4     --
                                                                                 ----   ----         -----   ----
            Total..........................................................       (69)    --          (114)    (2)
                                                                                 ----   ----         -----   ----
Comprehensive income.......................................................      $175   $221         $ 383   $367
                                                                                 ====   ====         =====   ====

See Notes to Financial Statements.

                    TXU US HOLDINGS COMPANY AND SUBSIDIARIES
                 CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
                                   (Unaudited)

                                                                                        Six Months Ended
                                                                                             June 30,
                                                                                      -------------------
                                                                                          2002     2001
                                                                                        -------   -----
                                                                                      Millions of Dollars
Cash flows-- operating activities
   Net income .....................................................................     $   497   $ 369
   Adjustments to reconcile net income to cash provided by operating activities:
      Depreciation and amortization ...............................................         404     379
      Deferred income taxes and investment tax credits-- net ......................          25       8
      Gains from sales of assets ..................................................         (12)     --
      Net effect of unrealized mark-to-market valuation losses/(gains) ............          12    (102)
      Other .......................................................................          39      27
   Changes in operating assets and liabilities ....................................        (514)    (98)
                                                                                        -------   -----
            Cash provided by operating activities .................................         451     583
                                                                                        -------   -----

Cash flows-- financing activities
   Issuance of long-term debt .....................................................       1,261     121
   Retirements/repurchases of securities:
      Long-term debt ..............................................................      (1,402)   (153)
      Common stock ................................................................          --    (420)
   Dividends paid to parent .......................................................        (427)     --
   Change in notes payable-- affiliates ...........................................        (686)    344
   Capital contribution from parent ...............................................          --      75
   Change in commercial paper .....................................................         938      --
   Preferred stock dividends paid .................................................          (5)     (5)
   Debt premium, discount, financing and reacquisition expenses ...................         (24)    (10)
                                                                                        -------   -----
            Cash used in financing activities .....................................        (345)    (48)
                                                                                        -------   -----

Cash flows-- investing activities
   Capital expenditures ...........................................................        (415)   (506)
   Acquisition of a business ......................................................         (36)     --
   Proceeds from sales of assets ..................................................         443      --
   Nuclear fuel ...................................................................         (50)    (11)
   Other ..........................................................................         (66)    (31)
                                                                                        -------   -----
            Cash used in investing activities .....................................        (124)   (548)
                                                                                        -------   -----

Net change in cash and cash equivalents ...........................................         (18)    (13)

Cash and cash equivalents-- beginning balance .....................................          55      41
                                                                                        -------   -----

Cash and cash equivalents-- ending balance ........................................     $    37   $  28
                                                                                        =======   =====

See Notes to Financial Statements.

                    TXU US HOLDINGS COMPANY AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                  June 30,
                                                                    2002      December 31,
                                                                (Unaudited)       2001
                                                                -----------   ------------
                                                                    Millions of Dollars
                                     ASSETS
Current assets:
      Cash and cash equivalents .............................     $    37        $    55
      Accounts receivable ...................................       1,746            940
      Inventories -- at average cost ........................         323            297
      Prepayments ...........................................         117             48
      Commodity contract assets .............................         757            848
      Other current assets ..................................          63            107
                                                                  -------        -------
               Total current assets .........................       3,043          2,295
                                                                  -------        -------

Investments .................................................         717            721
Property, plant and equipment -- net ........................      16,210         16,156
Goodwill ....................................................         558            558
Regulatory assets -- net ....................................       1,658          1,607
Commodity contract assets ...................................         386            389
Cash flow hedges and other derivative assets ................          20             31
Deferred debits and other assets ............................         107             81
                                                                  -------        -------
               Total assets .................................     $22,699        $21,838
                                                                  =======        =======

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
      Notes payable:
            Affiliates ......................................     $   888        $ 1,300
            Commercial paper ................................         938             --
      Long-term debt due currently ..........................         726            374
      Accounts payable:
            Affiliates ......................................          51             64
            Trade ...........................................       1,087            669
      Commodity contract liabilities ........................         560            630
      Taxes accrued .........................................         390            309
      Interest accrued ......................................          79             77
      Other current liabilities .............................         419            328
                                                                  -------        -------
               Total current liabilities ....................       5,138          3,751
                                                                  -------        -------

Accumulated deferred income taxes ...........................       3,247          3,331
Investment tax credits ......................................         461            476
Commodity contract liabilities ..............................         186            236
Cash flow hedges and other derivative liabilities ...........         158              2
Other deferred credits and noncurrent liabilities ...........         994            738
Long-term debt, less amounts due currently ..................       5,329          5,819

Preferred stock subject to mandatory redemption .............          21             21

Contingencies (Note 6)

Shareholders' equity (Note 4) ...............................       7,165          7,464
                                                                  -------        -------

               Total liabilities and shareholders' equity ...     $22,699        $21,838
                                                                  =======        =======

See Notes to Financial Statements.

                    TXU US HOLDINGS COMPANY AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS

1.   BUSINESS

     As of January 1, 2002, TXU US Holdings Company (US Holdings, formerly TXU Electric Company) is a holding company for TXU Energy Company LLC (TXU Energy) and Oncor Electric Delivery Company (Oncor). US Holdings is a wholly-owned subsidiary of TXU Corp., a Texas corporation. Through December 31, 2001, US Holdings was directly engaged in the generation, purchase, transmission, distribution and sale of electric energy in the north-central, eastern and western parts of Texas.

     Business Restructuring - Legislation was passed during the 1999 session of the Texas Legislature that restructured the electric utility industry in Texas (1999 Restructuring Legislation). As a result, TXU Corp. restructured certain of its businesses effective January 1, 2002. In order to satisfy its obligations to unbundle its business pursuant to the 1999 Restructuring Legislation and consistent with its business separation plan as approved by the Public Utility Commission of Texas (Commission), as of January 1, 2002, US Holdings transferred:

..    its electric transmission and distribution (T&D) assets to Oncor, which is a utility regulated by the Commission and a wholly-owned subsidiary of US Holdings,

..    its electric power generation assets to subsidiaries of TXU Energy, which is the new competitive business and a wholly-owned subsidiary of US Holdings, and

..    its retail customers to a subsidiary retail electric provider (REP) of TXU
     Energy.

     The T&D assets of TXU SESCO Company, a subsidiary of TXU Corp., also were transferred to Oncor. In addition, as of January 1, 2002, US Holdings acquired the following businesses from within the TXU Corp. system and transferred them to TXU Energy: the REP of TXU SESCO Company; the wholesale trading and risk management operations and the unregulated commercial and industrial retail gas business of TXU Gas Company (TXU Gas); and the energy management services businesses and other affiliates of TXU Corp., including the fuel procurement and coal mining businesses that service the generation operations.

     Business Acquisitions - On April 24, 2002, TXU Energy acquired a cogeneration and wholesale energy production business in New Jersey for $36 million in cash. The acquisition included a 122 megawatt combined-cycle power production facility and various contracts, including electric supply and gas transportation agreements. This transaction represented TXU Energy's first investment outside of Texas and reflected its strategy of diversifying its portfolio of assets.

     Generation Plant Acquisitions and Dispositions - On May 31, 2002, TXU Energy acquired a 260 megawatt combined-cycle power production facility in northwest Texas through a settlement agreement which dismissed a lawsuit previously filed related to the plant and included a nominal cash payment. TXU Energy previously purchased all of the electrical output of this plant under a long-term contract.

     On April 25, 2002, TXU Energy completed the sale of its Handley and Mountain Creek generating plants in the Dallas-Fort Worth area with total plant capacity of 2,334 megawatts for $443 million in cash, including the assumption of an above-market tolling agreement with a fair value of $190 million reflected in other liabilities. The tolling agreement provides for TXU Energy to purchase power during summer months for the next five years. A pretax gain on the sale of $146 million, net of the effects of the above-market tolling agreement, was deferred and included in other liabilities, and will be recognized during summer months over the five-year term of the tolling agreement.

2.   SIGNIFICANT ACCOUNTING POLICIES

     Basis of Presentation -- In accordance with accounting principles generally accepted in the United States of America (US GAAP), the business restructuring transactions discussed above have been accounted for as a change in reporting entity. As such, the consolidated financial statements of US Holdings give retroactive effect to those transactions, which have been accounted for in a manner similar to that in a pooling of interest. The retroactive restatement resulting from the change in reporting entity decreased net income of US Holdings by $19 million for the six months ended June 30, 2001.

     In connection with the restructuring of certain of TXU Corp.'s businesses effective January 1, 2002, the wholesale trading and risk management and the unregulated commercial and industrial retail gas businesses of TXU Gas were acquired by TXU Energy. Included in the balance sheet of TXU Gas at December 31, 2001 was $773 million of goodwill, net of amortization, arising from TXU Corp.'s 1997 acquisition of ENSERCH Corporation. As a result of TXU Energy's acquisition of the businesses, which were originally part of ENSERCH Corporation, and the adoption of Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets", $468 million of goodwill, net of $56 million of accumulated amortization, has been allocated to these businesses and reflected in the June 30, 2002 balance sheet of US Holdings. US Holdings has two reportable operating segments: North America Energy and North America Electric Delivery (See Note 7).

     In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results of operations and financial position have been included therein. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with US GAAP have been omitted from these quarterly financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). The results of operations for an interim period may not give a true indication of results for a full year. Certain previously reported amounts have been reclassified to conform to current classifications. All dollar amounts in the financial statements and tables in the notes are stated in millions of US dollars unless otherwise indicated.

     Income Taxes -- US Holdings is included in the consolidated federal income tax return of TXU Corp. and subsidiary companies. US Holdings uses the separate return method to compute its income tax provision. Because of the alternative minimum tax (AMT), differences may arise between the consolidated federal income tax liability and the aggregated separate tax liability of the group members. In instances where this occurs, the difference is allocated, pro-rata, to those companies that generated AMT on a separate company basis.

     Changes in Accounting Standards -- SFAS No. 142 became effective for US Holdings on January 1, 2002. SFAS No. 142 requires, among other things, the allocation of goodwill to reporting units based upon the current fair value of the reporting units and the discontinuance of goodwill amortization. The amortization of US Holdings' existing goodwill ($15 million annually) ceased effective January 1, 2002.

     In addition, SFAS No. 142 requires completion of a transitional goodwill impairment test within six months from the date of adoption. It establishes a new method of testing goodwill for impairment on an annual basis, or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value. US Holdings has completed the transitional impairment test, the results of which indicated no impairment of goodwill.

     The table below reflects what reported net income would have been in the 2001 periods, exclusive of goodwill amortization expense recognized in those periods, compared to the 2002 periods.

                                                       Three Months Ended   Six Months Ended
                                                             June 30,            June 30,
                                                       ------------------   ----------------
                                                           2002   2001         2002   2001
                                                           ----   ----         ----   ----
                                                                Millions of Dollars
Reported net income ................................       $244   $221         $497   $369
Add back: goodwill amortization ....................         --      5           --      8
                                                           ----   ----         ----   ----
Adjusted net income ................................        244    226          497    377
Preferred stock dividends ..........................          3      3            5      5
                                                           ----   ----         ----   ----
Adjusted net income available for common stock .....       $241   $223         $492   $372
                                                           ====   ====         ====   ====

     Exclusive of goodwill amortization expense for the years ended December 31, 2001, 2000 and 1999, net income would have been $722 million, $792 million and $739 million, respectively.

     SFAS No. 143, "Accounting for Asset Retirement Obligations", will be effective for US Holdings on January 1, 2003. SFAS No. 143 requires the recognition of a fair value liability for any retirement obligation associated with long-lived assets. SFAS No. 143 also requires additional disclosures. US Holdings will change its reporting for nuclear decommissioning costs to conform to the new standard, as well as conform its accounting for all other asset retirement obligations to the new standard.

     SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", became effective for US Holdings on January 1, 2002. SFAS No. 144 establishes a single accounting model, based on the framework established in SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", for long-lived assets to be disposed of by sale, and resolves significant implementation issues related to SFAS No. 121. The adoption of SFAS No. 144 by US Holdings has not affected its financial position or results of operations.

     SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections", was issued in April 2002 and will be effective for US Holdings on January 1, 2003. One of the provisions of this statement is the rescission of SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt", whereby any gain or loss on the early extinguishment of debt that was classified as an extraordinary item in prior periods in accordance with SFAS No. 4 shall be reclassified if it does not meet the criteria of an extraordinary item as defined by Accounting Principles Board Opinion 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions".

     SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", was issued in June 2002 and will be effective for US Holdings on January 1, 2003. SFAS No. 146 requires that a liability for costs associated with an exit or disposal activity be recognized only when the liability is incurred and measured initially at fair value.

     In June 2002, the Emerging Issues Task Force (EITF) reached a consensus on certain aspects of Issue 02-3, "Accounting for Contracts Involved in Energy Trading and Risk Management Activities", regarding the presentation of trading activities in the statement of income. The new rules require all trading contracts, whether or not physically settled, to be recorded net upon settlement, rather than gross as a sale and cost of sale. US Holdings has historically recorded financial contracts net, but has recorded those contracts that provide for physical delivery gross upon settlement. The change will be effective with third quarter 2002 reporting and requires reclassification of prior periods. US Holdings has not yet determined the amount of the reclassifications; however, implementation of the new rules is expected to result in a significant reduction in US Holdings' operating revenues and energy purchased for resale. The required reclassifications will have no impact on US Holdings' previously reported gross margin, net income or cash provided by operating activities.

     For accounting standards not yet adopted or implemented, US Holdings is evaluating the potential impact on its financial position and results of operations.

3.   FINANCING ARRANGEMENTS

     Credit Facilities -- At June 30, 2002, US Holdings and its subsidiaries had credit facilities (some of which provide for long-term borrowings) available as follows:

                                                                                              Credit Facilities at
                                                                                                June 30, 2002
                                                                                      ----------------------------------
                                                                                      Facility
Facility                                   Expiration Date          Borrowers           Limit    Outstanding   Available
----------------------------------------   ---------------   ----------------------   --------   -----------   ---------
364-Day Revolving Credit Facility (a)...     April  2003        US Holdings, TXU
                                                                  Energy, Oncor        $1,000        $--
Revolving Credit Facility B(b)..........    February 2005    TXU Corp., US Holdings     1,400         --
                                                                                       ------       ----
  Total(c) .............................                                               $2,400        $--          $737

(a) As of June 30, 2002, letters of credit outstanding under this agreement totaled $57 million, which reduced the available capacity by that amount.
(b) In February 2002, TXU Gas was removed as a borrower under this facility. TXU Corp. was removed as a borrower under this facility effective July 31, 2002. As of June 30, 2002, letters of credit outstanding under this agreement totaled $482 million, which reduced the available capacity by that amount.
(c) Supports commercial paper borrowings. Available balance is net of commercial paper borrowings of $1.124 billion and outstanding letters of credit.

     In July 2002, US Holdings entered into a $400 million credit facility that terminates no later than November 30, 2002.

     In April 2002, US Holdings, TXU Energy and Oncor entered into a joint $1.0 billion 364-day revolving credit facility with a group of banks that terminates April 22, 2003. This facility will be used for working capital and general corporate purposes. Up to $1.0 billion of letters of credit may be issued under the facility. This facility and a $500 million three-year revolving credit facility entered into by TXU Corp. replaced the TXU Corp. and US Holdings $1.4 billion 364-day revolving credit facility that expired in April 2002.

     During the second quarter of 2002, each of TXU Energy and Oncor began selling commercial paper to fund its short-term liquidity requirements. The new commercial paper programs allow TXU Energy and Oncor to sell up to $2.4 billion and $1.0 billion of commercial paper, respectively, limited to an aggregate of $2.4 billion. The new credit facility discussed above (the $1.0 billion 364-day revolving credit facility) and the existing $1.4 billion credit facility that expires in 2005 (Revolving Credit Facility B above) provide back-up for outstanding commercial paper under the TXU Energy and Oncor programs. TXU Energy and Oncor do not expect to sell commercial paper that, in the aggregate, is in excess of aggregate available capacity under the back-up credit facilities.

     Long-Term Debt -- On August 8, 2002, Oncor redeemed all its 8.5% First Mortgage Bonds due August 1, 2024 and all its 8.875% First Mortgage Bonds due February 1, 2022, in aggregate principal amounts of $115 million and $112 million, respectively. In July 2002, TXU Energy redeemed at par the remaining $635 million principal amount of its floating rate debentures due May 20, 2003. Oncor and TXU Energy funded the redemptions through the issuance of commercial paper, advances from affiliates and cash from operations.

     In May 2002, Oncor issued $1.2 billion aggregate principal amount of senior secured notes in two series in a private placement. One series of $700 million is due May 1, 2012 and bears an interest rate of 6.375%, and the other series of $500 million is due May 1, 2032 and bears an interest rate of 7.0%. Each series is initially secured by an equal principal amount of Oncor's first mortgage bonds; however, the lien of those bonds may be released in certain circumstances. Proceeds from the issuance were used by Oncor to repay advances from US Holdings. US Holdings used the repayments from Oncor to repay advances from TXU Energy and TXU Corp. TXU Energy used the repayments to redeem $865 million principal amount of floating rate debentures due May 20, 2003, and TXU Corp. used the repayments to repay $335 million of short-term borrowings.

     Also in May 2002, the Brazos River Authority issued $61 million principal amount of weekly reset floating rate pollution control revenue refunding bonds for TXU Energy to refund a similar principal amount of pollution control revenue bonds.

     TXU Mining redeemed $70 million of its 6.875% senior notes due 2005 and $53 million of its 7.0% senior notes due 2003.

     As of June 30, 2002, the secured long-term debt of US Holdings consisted of $3.3 billion of first mortgage bonds and senior secured notes that are secured by a lien on substantially all of its tangible electric transmission and distribution property. US Holdings' long-term debt obligations are not guaranteed or secured by affiliates.

     The terms of certain financing arrangements of Oncor contain financial covenants that require maintenance of specified fixed charge coverage ratios, shareholders equity to total capitalization ratios and leverage ratios and/or contain minimum net worth covenants. As of June 30, 2002, US Holdings was in compliance with all such applicable covenants.

     The mortgage of Oncor restricts its payment of dividends to the amount of its retained earnings. Certain other debt instruments and preferred securities of subsidiaries contain provisions which restrict payment of dividends during any interest or distribution payment deferral period or while any payment default exists. At June 30, 2002, there were no restrictions on the payment of dividends under these provisions.

     Sale of Receivables -- TXU Corp., through its subsidiaries, has certain facilities to provide financing through customer accounts receivable. All of the facilities continually sell customer accounts receivable or undivided interests therein to financial institutions on an ongoing basis to replace those accounts receivable that have been collected.

     Certain subsidiaries of TXU Corp. sell customer accounts receivable to a wholly-owned bankruptcy remote subsidiary of TXU Corp. (TXU Receivables Company) which sells undivided interests in accounts receivable it purchases to financial institutions. As of January 1, 2002, the facility includes TXU Energy Retail Company LP, TXU SESCO Energy Services Company, Oncor and TXU Gas as qualified originators of accounts receivable under the program. TXU Receivables Company may sell up to an aggregate of $600 million in undivided interests in the receivables purchased from the originators under the program. As of June 30, 2002, subsidiaries of US Holdings had sold $1.189 billion face amount of receivables to TXU Receivables Company under the program in exchange for cash of $571 million and $607 million in subordinated notes, with $11 million of losses on sales for the six months ended June 30, 2002 principally representing the interest on the underlying financing. These losses approximated 4% of the cash proceeds from the receivables sales on an annualized basis. If the program terminates, cash flows to US Holdings would temporarily stop until the undivided interests of the financial institutions were repurchased. The level of cash flows would normalize in approximately 16 to 31 days. TXU Business Services, a subsidiary of TXU Corp., services the purchased receivables and is paid a market based servicing fee by TXU Receivables Company. The subordinated notes receivable from TXU Receivables Company represent US Holdings' and its subsidiaries retained interests in the transferred receivables and are recorded at book value, net of allowances for bad debts, which approximates fair value due to the short-term nature of the subordinated notes, and are included in accounts receivable in the consolidated balance sheet.

4.   SHAREHOLDERS' EQUITY

                                                                June 30,
                                                                  2002      December 31,
                                                              (Unaudited)       2001
                                                              -----------   ------------
Shareholders' equity:
   Preferred stock - not subject to mandatory redemption...      $  115        $  115
                                                                 ------        ------
   Common stock without par value:
      Authorized shares:  180,000,000
      Outstanding shares:  June 30, 2002 -- 52,817,862
         and December 31, 2001 -- 51,122,600 ..............       2,248         2,248
   Retained earnings.......................................       4,901         5,086
   Accumulated other comprehensive income (loss)...........         (99)           15
                                                                 ------        ------
         Total common stock equity.........................       7,050         7,349
                                                                 ------        ------
         Total shareholders' equity........................      $7,165        $7,464
                                                                 ======        ======

     US Holdings issued 1,695,262 shares of its common stock to TXU Corp. and affiliates on January 1, 2002 in connection with the transfer of businesses described in Note 1.

5.   REGULATION AND RATES

     On December 31, 2001, US Holdings filed a settlement plan with the Commission, which was approved by the Commission on June 20, 2002. On August 5, 2002, the Commission issued a financing order, pursuant to the settlement plan, authorizing the issuance of securitization bonds. The Commission's approval of the settlement plan is subject to appeal. US Holdings is unable to predict when any appeal process related to the Commission's approval of the settlement plan would be concluded or its outcome. If the Commission's approval is upheld, the settlement plan resolves all major pending issues related to US Holdings' transition to competition and will supersede certain ongoing proceedings that are related to the 1999 Restructuring Legislation. The settlement plan does not remove regulatory oversight of Oncor's business nor does it eliminate TXU Energy's price-to-beat rates and related possible fuel adjustments. US Holdings recorded the effects of the settlement plan at December 31, 2001, which consisted primarily of adjustments to carrying values of assets and liabilities as of that date affected by the settlement. The projected impact on 2002 and beyond include the effects of settling prior fuel costs, limiting the retail clawback and eliminating the wholesale clawback (discussed in previous disclosures). For additional discussion of the settlement plan and related items, see Note 4 to Financial Statements in US Holdings' 2001 Form 10-K.

     In April 2002, TXU Energy filed a request with the Commission to increase the fuel factor component of its price-to-beat rates. The request, if approved, would increase price-to-beat rates for residential and small commercial customers by approximately 5%. Under Commission rules, affiliated REPs of utilities are allowed to petition the Commission for an increase in the fuel factor component of its price-to-beat rates if the average price of natural gas futures increases more than 4% from the level used to set the previous price-to-beat fuel factor rate. On May 29, 2002, an administrative law judge issued a proposal for decision for consideration by the Commission. TXU Energy is unable to predict the outcome of this proceeding.

6.   CONTINGENCIES

     Power Purchase Contracts -- US Holdings has various power purchase contracts requiring the payment of annual capacity fees. Including contracts entered into subsequent to 2001 year-end, future capacity payments under existing agreements are estimated as follows:

                                          Capacity Payments
                                          -----------------
July 1 through December 31, 2002 .......         $241
2003....................................          269
2004....................................          170
2005....................................          152
2006....................................          123
Thereafter..............................           28
                                                 ----
         Total capacity payments .......         $983
                                                 ====

     Commitments under coal contracts at June 30, 2002 were not materially different than those set forth in Note 14 to Financial Statements in US Holdings' 2001 Form 10-K.

     Legal Proceedings -- In September 1999, Quinque Operating Company (Quinque) filed suit in the State District Court of Stevens County, Kansas against over 200 gas pipeline companies, including TXU Gas (named in the litigation as ENSERCH Corporation). The suit was removed to federal court; however, a motion to remand the case back to Kansas State District Court was granted in January 2001, and the case is now pending in Stevens County, Kansas. The plaintiffs amended their petition to join TXU Fuel, a subsidiary of TXU Energy, as a defendant in this litigation. Quinque has dismissed its claims and a new lead plaintiff has filed an amended petition in which the plaintiffs seek to represent a class consisting of all similarly situated gas producers, overriding royalty owners, working interest owners and state taxing authorities either from whom defendants had purchased natural gas or who received economic benefit from the sale of such gas since January 1, 1974. No class has been certified. The petition alleges that the defendants have mismeasured both the volume and heat content of natural gas delivered into their pipelines resulting in underpayments to plaintiffs. No amount of damages has been specified in the petition. While TXU Energy and TXU Fuel are unable to estimate any possible loss or predict the outcome of this case, TXU Energy and TXU Fuel believe these claims are without merit and intend to vigorously defend this suit.

     Financial Guarantees -- US Holdings has entered into contracts with public agencies to purchase cooling water for use in the generation of electric energy and has agreed, in effect, to guarantee the principal, $19 million at June 30, 2002, and interest on bonds issued by the agencies to finance the reservoirs from which the water is supplied. The bonds mature at various dates through 2011 and have interest rates ranging from 5.5% to 7%. US Holdings is required to make periodic payments equal to such principal and interest, including amounts assumed by a third party and reimbursed to US Holdings, of $4 million annually for the years 2002 through 2003, $7 million for 2004 and $1 million for each of 2005 and 2006. In addition, US Holdings is obligated to pay certain variable costs of operating and maintaining the reservoirs. US Holdings has assigned to a municipality all contract rights and obligations of US Holdings in connection with $30 million remaining principal amount of bonds at June 30, 2002, issued for similar purposes which had previously been guaranteed by US Holdings. US Holdings would, however, be contingently liable in the event of default by the municipality.

     General -- US Holdings and its subsidiaries are involved in various other legal and administrative proceedings, the ultimate resolution of which, in the opinion of US Holdings, is not expected to have a material effect upon their financial position, results of operations or cash flows.

7.   SEGMENT INFORMATION

     Through December 31, 2001, US Holdings had no separate reportable operating segments. As a result of TXU Corp.'s reorganization as of January 1, 2002 (see
Note 1), US Holdings realigned its operations into two reportable segments:
North America Energy and North America Electric Delivery. Prior period amounts have been restated to conform to the new segments.

     North America Energy (Energy) - operations involving the generation of electricity, wholesale energy trading and risk management, and retail energy sales and services in the US and parts of Canada; and

     North America Energy Delivery (Electric Delivery) - operations involving the transmission and distribution of electricity in Texas.

     The prior year financial information for the Energy segment and the Electric Delivery segment includes information derived from the historical financial statements of US Holdings. Reasonable allocation methodologies were used to unbundle the financial statements of US Holdings between its generation and T&D operations. Allocation of revenues reflected consideration of return on invested capital, which continues to be regulated for the T&D operations. US Holdings maintained expense accounts for each of its component operations. Costs of energy and expenses related to operations and maintenance and depreciation and amortization, as well as assets, such as property, plant and equipment, materials and supplies and fuel, were specifically identified by component operation and disaggregated. Various allocation methodologies were used to disaggregate common expenses, assets and liabilities between US Holdings' generation and T&D operations. Interest and other financing costs were determined based upon debt allocated. Had the unbundled operations of US Holdings actually existed as separate entities in a deregulated environment, their results of operations could have differed materially from those included in the historical financial statements included herein.

     TXU Energy incurs an electricity delivery fee charged by Oncor, which TXU Energy includes in billings to its customers. This fee is reflected in TXU Energy's revenues and cost of energy for the three months and six months ended June 30, 2002. For comparability purposes, electricity delivery fees have been included in the Energy segment's revenues and cost of energy for the three and six months ended June 30, 2001. The Energy segment's gross margin is not affected by the inclusion of these electricity delivery fees.

                                          Three Months Ended   Six Months Ended
                                               June 30,            June 30
                                          ------------------   ----------------
                                            2002     2001*       2002     2001*
                                           ------   ------      ------   ------
Operating revenues -
   Energy .............................    $3,540   $2,967      $7,042   $7,084
   Electric Delivery ..................       103       90         181       93
                                           ------   ------      ------   ------
      Consolidated ....................    $3,643   $3,057      $7,223   $7,177
                                           ======   ======      ======   ======

Affiliated revenues -
   Energy .............................    $    3   $    1      $    4   $    1
   Electric Delivery ..................       397      439         813      912
   Eliminations .......................      (400)    (440)       (817)    (913)
                                           ------   ------      ------   ------
      Consolidated ....................    $   --   $   --      $   --   $   --
                                           ======   ======      ======   ======

Net income
   Energy .............................    $  179   $  181      $  361   $  305
   Electric Delivery ..................        65       40         136       64
                                           ------   ------      ------   ------
      Consolidated ....................    $  244   $  221      $  497   $  369
                                           ======   ======      ======   ======

----------
     *The Energy and Electric Delivery segments were created as a result of the deregulation of the electric utility industry in Texas, which became effective January 1, 2002. The Energy segment includes the generation and certain retail operations of US Holdings, the wholesale trading and risk management operations and unregulated C&I retail gas business of TXU Gas and other energy-related businesses of TXU Corp. The Electric Delivery segment includes the electric T&D business of US Holdings and TXU SESCO Company.

     Prior period data is included above for the purpose of providing historical financial information about the Energy and Electric segments after giving effect to the US Holdings restructuring transactions and allocations described above and in Note 1. Had the Energy and Electric Delivery segments existed as separate segments, their results of operations and financial positions could have differed materially from those reflected above. Additionally, future results of the Energy and Electric Delivery segments' operations and financial positions could differ materially from the historical information presented.

8.   SUPPLEMENTARY FINANCIAL INFORMATION

     Regulated Versus Unregulated Operations --

                                                 Three Months Ended   Six Months Ended
                                                      June 30,            June 30,
                                                 ------------------   ----------------
                                                   2002     2001        2002     2001
                                                  ------   ------      ------   ------
Operating revenues
   Regulated .................................    $  100   $1,945      $  177   $3,784
   Unregulated ...............................     3,543    1,112       7,046    3,393
                                                  ------   ------      ------   ------
      Total operating revenues ...............     3,643    3,057       7,223    7,177
                                                  ------   ------      ------   ------
Operating expenses
   Energy purchased for resale - regulated ...        --      277          --      561
   Energy purchased for resale - unregulated..     1,923    1,044       3,911    3,280
   Fuel consumed - regulated .................        --      521          --    1,089
   Fuel consumed - unregulated ...............       387       --         645       --
   Operation and maintenance - regulated .....       189      387         367      729
   Operation and maintenance - unregulated ...       377       66         722      117
   Depreciation and amortization .............       170      163         348      324
   Taxes other than income ...................       146      153         300      304
                                                  ------   ------      ------   ------
      Total operating expenses ...............     3,192    2,611       6,293    6,404
                                                  ------   ------      ------   ------
Operating income .............................    $  451   $  446      $  930   $  773
                                                  ======   ======      ======   ======

     Other Income and Deductions --

                                                          Three Months Ended   Six Months Ended
                                                               June 30,            June 30,
                                                          ------------------   ----------------
                                                              2002   2001         2002   2001
                                                              ----   ----         ----   ----
Other income
   Gain on sale of businesses and other properties.....        $12    $--          $12    $ 1
   Other...............................................          2      1            4      4
                                                               ---    ---          ---    ---
      Total other income...............................        $14    $ 1          $16    $ 5
                                                               ===    ===          ===    ===
Other deductions
   Equity in losses of unconsolidated entities.........        $--    $ 1          $--    $ 1
   Other...............................................          4      5            8     10
                                                               ---    ---          ---    ---
      Total other deductions...........................        $ 4    $ 6          $ 8    $11
                                                               ===    ===          ===    ===

     Regulatory Assets and Liabilities -- Included in regulatory assets - net are regulatory assets of $2.1 billion and regulatory liabilities of $411 million at June 30, 2002, and regulatory assets of $2.1 billion and regulatory liabilities of $461 million at December 31, 2001. Regulatory assets of $2.0 billion at June 30, 2002 and December 31, 2001 were not earning a return. Of the assets not earning a return, $1.8 billion are expected to be recovered through the issuance of securitization bonds within the next two years pursuant to the regulatory settlement plan approved by the Commission. (See Note 5 for further discussion of the settlement plan.) The remaining regulatory assets have a weighted average remaining recovery period of 24 to 43 years.

     Accounts receivable -- At June 30, 2002 and December 31, 2001, accounts receivable are stated net of uncollectible accounts of $98 million and $28 million, respectively. Accounts receivable included $838 million and $223 million unbilled revenues at June 30, 2002 and December 31, 2001, respectively.

     Inventories by major category--

                                                                               June 30,
                                                                                 2002      December 31,
                                                                             (Unaudited)       2001
                                                                             -----------   ------------
Materials and supplies....................................................       $194          $186
Fuel stock................................................................         63            62
Gas stored underground....................................................         66            49
                                                                                 ----          ----
   Total inventories......................................................       $323          $297
                                                                                 ====          ====

     Property, plant and equipment--

                                                                               June 30,
                                                                                 2002      December 31,
                                                                             (Unaudited)       2001
                                                                             -----------   ------------
In service:
   Production ............................................................     $16,541        $16,627
   Transmission ..........................................................       1,982          1,979
   Distribution ..........................................................       6,217          6,110
   General ...............................................................         817            672
                                                                               -------        -------
      Total ..............................................................      25,557         25,388
Less accumulated depreciation ............................................       9,205          9,074
                                                                               -------        -------
   Net of accumulated depreciation .......................................      16,352         16,314
Construction work in progress ............................................         508            510
Nuclear fuel (net of accumulated amortization: 2002- $819; 2001 - $787) ..         164            146
Held for future use ......................................................          22             22
Reserve for regulatory disallowances .....................................        (836)          (836)
                                                                               -------        -------
   Net property, plant and equipment .....................................     $16,210        $16,156
                                                                               =======        =======

     Goodwill -- At June 30, 2002 and December 31, 2001, goodwill is stated net of accumulated amortization of $67 million.

     Derivatives and Hedges -- During the first six months of 2002, existing accounting hedges of anticipated sales from baseload generation in TXU Energy became less effective due to changes in Electric Reliability Council of Texas (ERCOT) market rules and conditions. US Holdings experienced net hedge ineffectiveness of $25 million and $33 million, reported as a loss in revenues, for the three and six months ended June 30, 2002, respectively, primarily related to these contracts. Accounting hedges of interest rate risk remained highly effective during the period.

     As of June 30, 2002, it is expected that $15 million of after-tax net gains accumulated in other comprehensive income will be reclassified into earnings during the next twelve months. This amount represents the projected value of the hedges over the next twelve months relative to what would be recorded if the hedge transactions had not been entered into. The amount expected to be reclassified is not a forecasted gain incremental to normal operations, but rather it demonstrates the extent to which volatility in earnings (which would otherwise exist) is mitigated through the use of cash flow hedges.

INDEPENDENT ACCOUNTANTS' REPORT

TXU US Holdings Company:

We have reviewed the accompanying condensed consolidated balance sheet of TXU US Holdings Company (US Holdings) and subsidiaries as of June 30, 2002, and the related condensed statements of consolidated income and of comprehensive income for the three-month and six-month periods ended June 30, 2002 and 2001 and the condensed statements of consolidated cash flows for the six-month periods ended June 30, 2002 and 2001. These financial statements are the responsibility of US Holdings' management. The condensed consolidated financial statements give retroactive effect to the acquisition of affiliated businesses which have been accounted for as a combination of entities under common control as described in the Notes to Financial Statements.

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

As discussed in Note 2 to the Notes to Financial Statements, US Holdings changed its method of accounting for goodwill amortization in 2002 in connection with the adoption of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets".

DELOITTE & TOUCHE  LLP

Dallas, Texas
August 13, 2002

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BUSINESS

     TXU US Holdings Company (US Holdings, formerly TXU Electric Company) is a holding company for TXU Energy Company LLC (TXU Energy) and Oncor Electric Delivery Company (Oncor). US Holdings is a wholly-owned subsidiary of TXU Corp., a Texas corporation. Through December 31, 2001, US Holdings was directly engaged in the generation, purchase, transmission, distribution and sale of electric energy in the north-central, eastern and western parts of Texas. Effective January 1, 2002, as a result of legislation passed during the 1999 session of the Texas Legislature that restructured the electric utility industry in Texas (1999 Restructuring Legislation), US Holdings transferred to Oncor its transmission and distribution (T&D) business and to TXU Energy its generation assets and retail customers. In addition, as of January 1, 2002, TXU Energy acquired the following businesses from within the TXU Corp. system: the retail electric provider (REP) of TXU SESCO Company; the wholesale trading business and risk management operations and the unregulated commercial and industrial retail gas business of TXU Gas Company (TXU Gas); and the energy management services businesses and other affiliates of TXU Corp., including the fuel procurement and coal mining businesses that service the generation operations. Also, the T&D business of TXU SESCO Company was transferred to Oncor. The historical financial statements for 2001 have been restated to reflect these acquisitions of entities under common control and management.

     As of January 1, 2002 US Holdings is an energy services company and engages in electricity generation, wholesale energy trading and risk management, retail energy sales, energy delivery and other energy-related services in North America.

     The prior period segment information reflects best efforts to allocate both revenues and expenses of US Holdings between the North America Energy (Energy) and North America Energy Delivery (Electric Delivery) segments. Therefore, comparisons remain difficult due to the fact the prior period for the Energy segment reflects certain operations that were regulated versus the unregulated operations of today.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2002 Compared to Three Months Ended June 30, 2001

     US Holdings' operating revenues increased $586 million, or 19%, to $3.6 billion in 2002. Revenue growth in the Energy segment of $575 million was driven by higher wholesale trading volumes in the deregulated Electric Reliability Council of Texas (ERCOT) power market. Revenues in the Electric Delivery segment declined $29 million.

     Gross margin (operating revenue less energy purchased for resale, fuel consumed and delivery costs) increased $118 million, or 10%, to $1.3 billion. Higher margins in the Energy segment reflected improved results in the wholesale business. Revenues and gross margin in 2002 were positively impacted by a $134 million net effect of mark-to-market valuations of commodity positions, compared to a positive impact of $84 million in 2001.

     Operation and maintenance expense increased $113 million, or 25%, to $566 million in 2002. The increase was driven by the Energy segment, reflecting increased infrastructure costs associated with expanded retail support and wholesale trading and risk management activities and higher bad debt expense, all due in large part to the deregulation of the Texas electricity market. Total net pension and postretirement benefit costs increased $8 million in 2002.

     Other operating expenses (depreciation and other amortization, goodwill amortization and taxes other than income) were $316 million in 2002 and 2001. Increased depreciation and amortization expense of $12 million primarily due to expansion of facilities and investments in computer systems was offset by decreased taxes other than income of $7 million and a $5 million impact from the discontinuance of goodwill amortization pursuant to Statement of Financial Accounting Standards
(SFAS) No. 142, "Goodwill and Other Intangible Assets".

     Operating income increased $5 million, or 1%, to $451 million in 2002, reflecting higher gross margin partially offset by higher operation and maintenance expense.

     Other income increased $13 million to $14 million in 2002. The increase was due primarily to the amortization of the deferred gain on the sale of the Handley and Mountain Creek generating plants, which is being amortized in the summer months over a five year period.

     Interest income declined by $10 million, or 100%, in 2002, due largely to lower interest rates and the recovery of under-collected fuel revenue on which interest income had been accrued under regulation.

     Interest expense and other charges decreased $21 million, or 17%, to $103 million in 2002, reflecting lower interest rates.

     Net income available for common stock rose $23 million, or 11%, to $241 million. The increase in net income primarily reflected a $25 million increase in the Electric Delivery segment as discussed below under Segments. Net pension and postretirement benefit costs reduced net income by $10 million in 2002 and $5 million in 2001.

Six Months Ended June 30, 2002 Compared to Six Months Ended June 30, 2001

     US Holdings' operating revenues increased $46 million, or 1%, to $7.2 billion in 2002. A decline in revenues of $39 million in the Energy segment and $11 million in the Electric Delivery segment was more than offset by a lower intercompany elimination between the Energy and Electric Delivery segments in 2002. Electric Delivery segment revenues in 2002 reflected delivery fees with new REP's and lower affiliated delivery fees with the Energy segment due to the effects of competition in the Texas electricity market.

     Gross margin increased $420 million, or 19%, to $2.7 billion in 2002. The gross margin increase was driven by the Energy segment's improved results in wholesale operations and the retail electric business. Revenues and gross margin in 2002 were negatively impacted by a $12 million net effect of mark-to-market valuations of commodity positions, compared to a positive impact of $102 million in 2001.

     Operation and maintenance expense increased $243 million, or 29%, to $1.1 billion in 2002. The increase was driven by the Energy segment, reflecting increased infrastructure costs associated with expanded retail support and wholesale trading and risk management activities and higher bad debt expense, all due in large part to the deregulation of the Texas electricity market. Total net pension and postretirement benefit costs increased $14 million in 2002.

     Other operating expenses increased $20 million, or 3%, to $648 million in 2002 reflecting higher depreciation and amortization expense in the Energy and Electric Delivery segments due to expansion of office facilities, investments in computer systems and property, plant and equipment additions.

     Operating income increased $157 million, or 20%, to $930 million in 2002, reflecting higher gross margin partially offset by higher operation and maintenance expense and higher depreciation and amortization expense.

     Other income increased $11 million to $16 million in 2002. The increase was due primarily to the amortization of the deferred gain on the sale of two generating plants.

     Interest income declined by $20 million, or 95%, in 2002, due largely to lower interest rates and the recovery of under-collected fuel revenue on which interest income had been accrued under regulation.

     Interest expense and other charges decreased $46 million, or 18%, to $207 million in 2002, reflecting lower interest rates.

     Net income available for common stock increased $128 million, or 35%, to $492 million in 2002. Net income growth reflected increases in the Energy and Electric Delivery segments of $56 million and $72 million, respectively. These performances are discussed below under Segments. Net pension and postretirement benefit costs reduced net income by $20 million in 2002 and $11 million in 2001.

COMMODITY CONTRACT AND MARK-TO-MARKET ACTIVITIES

     The table below summarizes the changes in commodity contract assets and liabilities for the six months ended June 30, 2002. The net decrease, excluding "other activity" as described below, of $12 million represents the net unfavorable effect of mark-to-market accounting on earnings for the six months ended June 30, 2002 ($134 million net favorable effect for the three months ended June 30, 2002).

Balance of net commodity contract assets/(liabilities) at December 31, 2001 ..   $ 371

Settlements of positions included in the opening balance (1) .................    (127)

Unrealized mark-to-market valuations of positions held at period-end (2) .....     115

Other activity (3)............................................................      38
                                                                                 -----
Balance of net commodity contract assets/(liabilities) at June 30, 2002 ......   $ 397
                                                                                 =====

(1) Represents unrealized mark-to-market valuations of these positions recognized in earnings as of December 31, 2001.

(2) Includes unrealized gains of $34 million recognized upon origination of certain contracts in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". There were no significant changes in fair value attributable to changes in valuation techniques.

(3) Represents net option premiums paid/(received) in the current period, a commodity contract transferred from TXU Gas and reclassifications of commodity contract assets and liabilities. These activities have no effect on unrealized mark-to-market valuations.

     The above table includes all commodity contracts that are marked to market in net income, for both trading and non-trading purposes.

     The following table presents the unrealized mark-to-market balance at June 30, 2002 scheduled by contractual settlement dates of the underlying positions (in millions).

                              Maturity dates of unrealized net mark-to-market balances at June 30, 2002
                              -------------------------------------------------------------------------
                                   Maturity less                               Maturity in
                                        than       Maturity of   Maturity of    Excess of
Source of fair value                   1 year       1-3 years     4-5 years      5 years     Total
----------------------             -------------   -----------   -----------   -----------   -----
Prices actively quoted.....             $  4           $ --          $--           $--        $  4
Prices provided by other
   external sources........              202            122           28             8         360
Prices based on models.....                3             16            9             5          33
                                        ----           ----          ---           ---        ----
Total......................             $209           $138          $37           $13        $397
                                        ====           ====          ===           ===        ====
Percentage of total .......               53%            35%           9%            3%        100%

     As the above table indicates, approximately 88% of the unrealized mark-to-market valuations at June 30, 2002 mature within three years. This is reflective of the terms of the positions and the methodologies employed in valuing positions for periods when there is less market liquidity and visibility. The "prices actively quoted" category reflects only exchange traded contracts with active quotes available through 2004. The "prices provided by other external sources" category represents forward commodity positions at locations for which over-the-counter (OTC) broker quotes are available. OTC quotes for natural gas and power generally extend through 2010 and 2005, respectively. This category also includes values of large commercial and industrial (C&I) retail sales contracts. The "prices based on models" category contains the value of all non-exchange traded options, valued using industry accepted option pricing models. In addition, this category contains other contractual arrangements which may have both forward and option components. In many instances, these contracts can be broken down into their component parts and modeled by US Holdings as simple forwards and options based on prices actively quoted. As the modeled value is ultimately the result of a combination of prices from two or more different instruments, it has been included in this category.

ENERGY TRADING ACTIVITIES

     TXU Corp. and TXU Energy have responded to inquiries from the Federal Energy Regulatory Commission (FERC), the Public Utility Commission of Texas (Commission) and the Securities and Exchange Commission (SEC) regarding "wash trades" in electric and gas trading markets in the United States. In their reports to the FERC, the Commission, and the SEC, TXU Corp. and TXU Energy have reported that during the period of inquiry from January 1, 2000 to the present, based on the different definitions and geographic areas specified by the respective agencies, zero, two, and eight transactions, respectively, had some of the characteristics of "wash trades". Revenue associated with the transactions reported was 0.002% and 0.046% of TXU Corp.'s reported revenue for 2000 and the first six months of 2002, respectively. None of these transactions were entered into for the purpose of inflating revenues, trading volumes or market prices, and these transactions do not require restatement of revenues.

SEGMENTS

Energy

                                                       Three Months Ended   Six Months Ended
                                                            June 30,             June 30,
                                                       ------------------   ----------------
                                                          2002     2001*      2002     2001*
                                                         ------   ------     ------   ------
Operating revenues .................................     $3,543   $2,968     $7,046   $7,085
                                                         ------   ------     ------   ------
Operating expenses
   Energy purchased for resale, fuel consumed and
     delivery costs ................................      2,720    2,281      5,370    5,842
   Operation and maintenance .......................        367      237        725      445
   Depreciation and amortization ...................        103      105        217      206
   Taxes other than income .........................         54       28        113       55
                                                         ------   ------     ------   ------
        Total operating expenses ...................      3,244    2,651      6,425    6,548
                                                         ------   ------     ------   ------

Operating income ...................................        299      317        621      537

Other income .......................................         13       --         14        2

Other deductions ...................................          3        5          5        8

Interest income ....................................          9       19         23       41

Interest expense and other charges .................         58       63        125      130
                                                         ------   ------     ------   ------
Income before income taxes .........................        260      268        528      442

Income tax expense .................................         81       87        167      137
                                                         ------   ------     ------   ------
Net income .........................................     $  179   $  181     $  361   $  305
                                                         ======   ======     ======   ======

----------
     *The Energy segment was created as a result of the deregulation of the electric utility industry in Texas, which became effective January 1, 2002. The Energy segment includes the generation and certain retail operations of US Holdings, the wholesale trading and risk management operations and unregulated C&I retail gas business of TXU Gas and other energy related businesses of TXU Corp.

     Prior period data is included above for the purpose of providing historical combined financial information about the Energy segment after giving effect to the US Holdings restructuring transactions and allocations described in the Notes to Financial Statements. Had the Energy segment existed as a separate segment, its results of operations and financial position could have differed materially from those reflected above. Additionally, future results of the Energy segment's operations and financial position could differ materially from the historical information presented.

Segment Highlights

                                                             Three Months Ended    Six Months Ended
                                                                   June 30,             June 30,
                                                             ------------------   -------------------
                                                                2002     2001*       2002      2001*
                                                              -------   -------   ---------   -------
Operating Statistics:
Retail sales volumes:
   Electric (gigawatt hours - GWh)........................     22,771    24,347      45,157    47,603
   Large commercial and industrial gas (billion cubic
   feet - Bcf)............................................         37        45          87       111

Wholesale energy sales volumes (physically settled):
      Electric (GWh)......................................     27,153     3,943      68,037    10,472
      Gas (Bcf)...........................................        201       139         360       347

Customers (end of period and in thousands):
      Electric............................................                            2,731     2,705
      Gas.................................................                                3         3
                                                                                  ---------   -------
            Total customers...............................                            2,734     2,708

 Physical and financial wholesale trades
      Electric  (GWh).....................................    462,298   118,620   1,044,913   133,596
      Gas (Bcf)...........................................      5,160     2,360       9,773     3,701

                                                             Three Months Ended   Six Months Ended
                                                                  June 30,            June 30,
                                                             ------------------   ----------------
                                                                2002     2001*      2002     2001*
                                                               ------   ------     ------   ------
Operating revenues (millions of dollars):
Electric:
   Residential............................................     $  781   $  767     $1,476   $1,558
   Commercial and industrial..............................        831    1,065      1,881    2,013
   Other..................................................         41        7         13        7
                                                               ------   ------     ------   ------
      Total electric......................................      1,653    1,839      3,370    3,578
Large commercial and industrial gas.......................        156      266        363      772
Wholesale energy sales (gas and electric).................      1,717      856      3,287    2,657
Other revenues............................................         17        7         26       78
                                                               ------   ------     ------   ------
      Total operating revenues............................     $3,543   $2,968     $7,046   $7,085
                                                               ======   ======     ======   ======
Weather(average for service area)**
      Percent of normal
         Cooling degree days..............................        107%     110%       107%     106%
         Heating degree days..............................         69%      41%        99%     105%

----------
     *See footnote on previous page.
     **Weather data is obtained from Meterlogix, a private company that collects weather data from reporting stations of the National Oceanic and Atmospheric Administration (a federal agency under the US Department of Commerce).

     The prior year financial information for the Energy segment includes information derived from the historical financial statements of US Holdings. Reasonable allocation methodologies were used to unbundle the financial statements of US Holdings between its generation and T&D operations. Allocation of revenues reflected consideration of return on invested capital, which continues to be regulated for the T&D operations. US Holdings maintained expense accounts for each of its component operations. Costs of energy and expenses related to operations and maintenance and depreciation and amortization, as well as assets, such as property, plant and equipment, materials and supplies and fuel, were specifically identified by component operation and disaggregated. Various allocation methodologies were used to disaggregate common expenses, assets and liabilities between US Holdings' generation and T&D operations. Interest and other financing costs were determined based upon debt allocated. Had the unbundled operations of US Holdings actually existed as separate entities in a deregulated environment, their results of operations could have differed materially from those included in the historical financial statements included herein.

     TXU Energy incurs an electricity delivery fee charged by Oncor, which TXU Energy includes in billings to its customers. This fee is reflected in TXU Energy's revenues and cost of energy for the 2002 periods. For comparability purposes, electricity delivery fees have been included in the North America Energy segment's revenues and cost of energy for the 2001 periods. The North America Energy segment's gross margin is not affected by the inclusion of these electricity delivery fees.

     The Energy segment's operating revenues increased $575 million, or 19%, to $3.5 billion for the second quarter of 2002. Wholesale energy sales increased $861 million, or 101%, to $1.7 billion, on increased trading volumes in the deregulated ERCOT power market as well as higher gas volumes traded, partially offset by lower gas prices. Retail electric revenues declined $186 million, or 10%, to $1.7 billion, on a 6% decline in overall volumes and lower average pricing. Lower volumes reflected increased competitive activity in the large C&I market and milder weather. Lower average retail electric pricing reflected lower regulatory mandated price-to-beat rates in 2002 for residential and small business customers. In addition to a lower base rate component of the price-to-beat rate as compared to the 2001 base rate, the fixed fuel factor component of the price-to-beat rate is lower than the fuel costs incurred and recognized in revenues in 2001. Revenue from sales of natural gas to large C&I retail customers declined $110 million, or 41%, on both lower prices and volumes; sales volumes declined 18% as certain geographical markets were exited.

     Gross margin increased $136 million, or 20%, to $823 million for the second quarter of 2002. The gross margin performance was driven by wholesale trading and risk management activities. In retail electric operations, the effect of lower commodity costs was largely offset by lower volumes and pricing. Revenues and gross margin in 2002 were positively impacted by a $134 million net effect of mark-to-market valuations of commodity positions, compared to a positive impact of $84 million in 2001.

     Net income for the segment declined $2 million, or 1%, to $179 million for the second quarter of 2002. The decline was driven by growth in operating expenses, partially offset by higher gross margin. Higher operation and maintenance expense reflected increased staffing and other operating costs ($100 million) related to the development of retail sales operations and expansion of trading and risk management activities and increased bad debt expense ($31 million), all due largely to the opening of the Texas electricity market to competition. Higher bad debt expense reflected higher collection risks associated with unbilled accounts receivable (discussed in "Liquidity and Capital Resources - Cash Flows"). Taxes other than income rose due to state gross receipts taxes that were allocated to the Electric Delivery segment in 2001. Other income and deductions, net, increased from a loss of $5 million in the 2001 period to income of $10 million in the 2002 period, with the 2002 period reflecting amortization of the gain on the sale of two generating plants. Interest income declined $10 million due to the recovery of under-collected fuel revenue on which interest income had been accrued under regulation. The effective tax rate decreased to 31.2% in 2002 from 32.5% in 2001, due primarily to lower state income taxes.

     The Energy segment's operating revenues declined $39 million, or 1%, to $7.0 billion for the first six months of 2002. Revenue from sales of natural gas to large C&I retail customers declined $409 million, or 53%, on both lower prices and volumes; sales volumes declined 22% as certain geographical markets were exited. Retail electric revenues declined $208 million, or 6%, to $3.4 billion, on a 5% decline in overall volumes and lower average pricing. Lower volumes reflected increased competitive activity in the large C&I market and milder weather. Lower average retail electric pricing reflected lower regulatory mandated price-to-beat rates in 2002 for residential and small business customers. The effect of the price-to-beat rates was mitigated by large C&I retail electric pricing that remained near 2001 levels. Wholesale sales increased $630 million, or 24%, to $3.3 billion, on increased trading volumes in the deregulated ERCOT power market as well as higher gas volumes traded, partially offset by lower gas prices.

     Gross margin increased $433 million, or 35%, to $1.7 billion for the first six months of 2002. This performance reflected improved wholesale trading and risk management results and higher retail electric margins. Retail electric operations reflected lower commodity costs and certain transitional margin benefits related to electric deregulation, including the relative strength of large C&I retail electric pricing. As these benefits have been largely realized or are diminishing, gross margin as a percentage of revenues is expected to decline, assuming all other factors impacting margin remain at current levels. The effects of lower retail electric volumes and pricing partially offset the above favorable items. Revenues and gross margin in 2002 were negatively impacted by a $12 million net effect of mark-to-market valuations of commodity positions, compared to a positive impact of $102 million in 2001.

     Net income for the segment increased $56 million, or 18%, to $361 million for the first six months of 2002. The improvement was driven by higher gross margin, partially offset by growth in operating expenses. Higher operation and maintenance expense reflected increased staffing and other operating costs ($184 million) related to the development of retail sales operations and expansion of trading and risk management activities and increased bad debt expense ($96 million), all due largely to the opening of the Texas electricity market to competition. Higher bad debt expense reflected higher collection risks associated with unbilled accounts receivable (discussed in "Liquidity and Capital Resources - Cash Flows"). Increased depreciation and amortization expense was primarily due to expansion of office facilities and investments in computer systems. Taxes other than income rose due to state gross receipts taxes that were allocated to the Electric Delivery segment in 2001. Interest income declined $18 million due to the recovery of under-collected fuel revenue on which interest income had been accrued under regulation. The effective tax rate was 31.6% in 2002 compared to 31.0% in 2001.

Electric Delivery

                                           Three Months Ended   Six Months Ended
                                                June 30,           June 30,
                                           ------------------   ----------------
                                              2002   2001*        2002    2001*
                                              ----   -----        ----   ------
Operating revenues .....................      $500    $529        $994   $1,005
                                              ----    ----        ----   ------

Operating expenses
   Operation and maintenance ...........       189     217         367      402
   Depreciation and amortization .......        67      58         131      118
   Taxes other than income .............        92     125         187      249
                                              ----    ----        ----   ------
      Total operating expenses .........       348     400         685      769
                                              ----    ----        ----   ------

Operating income .......................       152     129         309      236

Other income ...........................         1       1           2        3

Other deductions .......................         1       1           3        3

Interest income ........................        11      --          23       --

Interest expense and other charges .....        65      70         127      143
                                              ----    ----        ----   ------

Income before income taxes .............        98      59         204       93

Income tax expense .....................        33      19          68       29
                                              ----    ----        ----   ------

Net income .............................      $ 65    $ 40        $136   $   64
                                              ====    ====        ====   ======

----------
     *The Electric Delivery segment was created as a result of the deregulation of the electric utility industry in Texas, which became effective January 1, 2002. The Electric Delivery segment includes the electric T&D business of US Holdings and TXU SESCO Company.

     Prior period data is included above for the purpose of providing historical combined financial information about the Electric Delivery segment after giving effect to the US Holdings restructuring transactions described in the Notes to Financial Statements. Had the Electric Delivery segment existed as a separate segment, its results of operations and financial position could have differed materially from those reflected above. Additionally, future results of the Electric Delivery segment's operations and financial position could differ materially from the historical information presented.

Segment Highlights

                                                        Three Months Ended    Six Months Ended
                                                             June 30,            June 30,
                                                        ------------------   -----------------
                                                           2002     2001*      2002     2001*
                                                         -------   -------   -------   -------
                                                                 Millions of Dollars
Electric energy delivered (GWh)......................     26,232    24,876    49,818    48,517
                                                         =======   =======   =======   =======

Electric points of delivery (end of period and in
thousands) ..........................................                          2,887     2,830

Operating revenues (millions of dollars):
   Energy............................................    $   397   $   439   $   813   $   912
   Non-affiliated....................................        103        90       181        93
                                                         -------   -------   -------   -------
      Total electric energy delivery.................    $   500   $   529   $   994   $ 1,005
                                                         =======   =======   =======   =======

----------
*See footnote above.

     The prior year financial information for the Electric Delivery segment includes information derived from the historical financial statements of US Holdings. Reasonable allocation methodologies were used to unbundle the financial statements of US Holdings between its generation and T&D operations. Allocation of revenues reflected consideration of return on invested capital, which continues to be regulated for the T&D operations. US Holdings maintained expense accounts for each of its component operations. Costs of energy and expenses related to operations and maintenance and depreciation and amortization, as well as assets, such as property, plant and equipment, materials and supplies and fuel, were specifically identified by component operation and disaggregated. Various allocation methodologies were used to disaggregate common expenses, assets and liabilities between US Holdings' generation and T&D operations. Interest and other financing costs were determined based upon debt allocated. Had the unbundled operations of US Holdings actually existed as separate entities in a deregulated environment, their results of operations could have differed materially from those included in the historical financial statements included herein.

     The Electric Delivery segment's operating revenues decreased by $29 million, or 5%, to $500 million in the second quarter of 2002 due primarily to lower transmission revenues and the absence of off system sales and other revenues that are earned by the REP beginning in 2002 and therefore reported in the Energy segment in 2002. The decline in transmission revenues was due primarily to lower regulatory rates. As discussed above, electric T&D revenues in 2001 were determined using allocation methodologies.

     The Electric Delivery segment does not buy or sell electricity; its revenues consist primarily of T&D fees. There is, therefore, no gross margin for this segment.

     Net income for the segment increased $25 million, or 62%, to $65 million for the second quarter of 2002. The improvement was driven by the effect of state gross receipts taxes that are reflected in the Energy segment effective 2002, interest income on regulatory-related assets charged by the Electric Delivery segment to the Energy segment effective 2002 and reduced interest expense due to lower rates and lower average debt balances. The effective tax rate increased from 32.2% in 2001 to 33.7% in 2002 due primarily to prior period adjustments, partially offset by the amortization of excess deferred taxes.

     Operating revenues for the Electric Delivery segment decreased $11 million, or 1%, to $994 million for the first six months of 2002. Excluding the impact of lower transmission revenues, as well as the absence of off system sales and other revenues that are earned by the REP beginning in 2002 and therefore reported in the Energy segment in 2002, electric distribution revenues rose 4%, in line with an increase in electric volumes delivered in the distribution operations. The decline in transmission revenues was due primarily to lower regulatory rates.

     Net income increased by $72 million, or 112%, to $136 million for the first six months of 2002. The improvement was driven by the effect of state gross receipts taxes that are reflected in the Energy segment effective 2002, interest income on regulatory-related assets charged by the Electric Delivery segment to the Energy segment effective 2002 and reduced interest expense due to lower rates and average debt balances. The effective tax rate increased from 31.2% in 2001 to 33.3% in 2002 due primarily to prior period adjustments, partially offset by the amortization of excess deferred taxes.

COMPREHENSIVE INCOME

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

     Cash Flows -- Cash flows provided by operating activities for the first six months of 2002 declined $132 million, or 23%, to $451 million. The decrease reflected higher accounts receivable in 2002. Unbilled accounts receivable in the retail electric operations reflected an increase of approximately $430 million related to the opening of the Texas electricity market to competition. Of this amount, $355 million represented delayed billing amounts, predominantly in large C&I accounts. These delays have been caused primarily by temporary transition issues including customer switching and billing, and new processes and systems within ERCOT and TXU Energy. The remaining increase of $75 million in unbilled accounts receivable represented the effect of the new ERCOT protocol that allows five days to clear meter-read data through ERCOT. The effect of the higher accounts receivable was partially offset by higher cash income (net income adjusted for noncash expense and income items).

     Cash flows used in financing activities for 2002 were $345 million. Retirements and repurchases of debt securities totaled $1.4 billion, and issuances of debt securities totaled $1.3 billion during the first six months of 2002. Cash dividends paid to TXU Corp. were $427 million. Net repayment of borrowings from TXU Corp. totaled $686 million. Issuances of commercial paper totaled $938 million.

     Cash flows used in investing activities for 2002 totaled $124 million compared to $548 million used for investing activities in 2001. Proceeds from the sale of the Handley and Mountain Creek generating plants in the Dallas-Ft. Worth area were $443 million. Acquisitions in 2002 included $36 million for a cogeneration and wholesale energy production business in New Jersey. Fuel reloading at one of the nuclear generating units totalled $50 million in expenditures in 2002.

     Issuances and Retirements -- During the six months ended June 30, 2002, US Holdings issued, redeemed, reacquired or made scheduled principal payments on long-term debt as follows:

                                        Issuances   Retirements
                                        ---------   -----------
Oncor
   First mortgage bonds..............     $   --       $  297
   Medium term notes.................         --           55
   Senior secured notes..............      1,200           --
TXU Energy
   Floating rate debentures..........         --          865
   Pollution control revenue bonds ..         61           61
   Other long-term debt..............         --          124
                                          ------       ------
                                          $1,261       $1,402
                                          ======       ======

     Long-Term Debt - On August 8, 2002, Oncor redeemed all its 8.5% First Mortgage Bonds due August 1, 2024 and all its 8.875% First Mortgage Bonds due February 1, 2022, in aggregate principal amounts of $115 million and $112 million, respectively. In July 2002, TXU Energy redeemed at par the remaining $635 million principal amount of its floating rate debentures due May 20, 2003. Oncor and TXU Energy funded the redemptions through the issuance of commercial paper, advances from affiliates and cash from operations.

     In May 2002, Oncor issued $1.2 billion aggregate principal amount of senior secured notes in two series in a private placement. One series of $700 million is due May 1, 2012 and bears an interest rate of 6.375%, and the other series of $500 million is due May 1, 2032 and bears an interest rate of 7.0%. Each series is initially secured by an equal principal amount of Oncor's first mortgage bonds; however, the lien of those bonds may be released in certain circumstances. Proceeds from the issuance were used by Oncor to repay advances from US Holdings. US Holdings used the repayments from Oncor to repay advances from TXU Energy and TXU Corp. TXU

Energy used the repayments to redeem $865 million principal amount of floating rate debentures due May 20, 2003, and TXU Corp. used the repayments to repay $335 million of short-term borrowings.

     Also in May 2002, the Brazos River Authority issued $61 million principal amount of weekly reset floating rate pollution control revenue refunding bonds for TXU Energy to refund a similar principal amount of pollution control revenue bonds.

     TXU Mining redeemed $70 million of its 6.875% senior notes due 2005 and $53 million of its 7.0% senior notes due 2003.

     As of June 30, 2002, the secured long-term debt of Oncor consisted of $3.3 billion of first mortgage bonds and senior secured notes that are secured by a lien on substantially all of its tangible electric transmission and distribution property. US Holdings' long-term debt obligations are not guaranteed or secured by affiliates.

     The mortgage of Oncor restricts its payment of dividends to the amount of its retained earnings. Certain other debt instruments and preferred securities of subsidiaries contain provisions which restrict payment of dividends during any interest or distribution payment deferral period or while any payment default exists. At June 30, 2002, there were no restrictions on the payment of dividends under these provisions.

     Credit Facilities -- At June 30, 2002, US Holdings and its subsidiaries had credit facilities (some of which provide for long-term borrowings) available as follows:

                                                                                           Credit Facilities at
                                                                                               June 30, 2002
                                                                                      -------------------------------
                                                                                      Facility
Facility                                   Expiration Date          Borrowers           Limit    Outstanding  Available
                                           ---------------   ----------------------   --------   -----------  ---------
364-Day Revolving Credit Facility (a)...    April 2003       US Holdings, TXU
                                                                Energy, Oncor         $ 1,000        $--
Revolving Credit Facility B (b).........    February 2005    TXU Corp., US Holdings     1,400         --
                                                                                      -------        ---
     Total (c)..........................                                              $ 2,400        $--        $737

(a) As of June 30, 2002, letters of credit outstanding under this agreement totaled $57 million, which reduced the available capacity by that amount.
(b) In February 2002, TXU Gas was removed as a borrower under this facility. TXU Corp. was removed as a borrower under this facility effective July 31, 2002. As of June 30, 2002, letters of credit outstanding under this agreement totaled $482 million, which reduced the available capacity by that amount.
(c) Supports commercial paper borrowings. Available balance is net of commercial paper borrowings of $1.124 billion and outstanding letters of credit.

     In July 2002, US Holdings entered into a $400 million credit facility that terminates no later than November 30, 2002.

     In April 2002, US Holdings, TXU Energy and Oncor entered into a joint $1.0 billion 364-day revolving credit facility with a group of banks that terminates April 22, 2003. This facility will be used for working capital and general corporate purposes. Up to $1.0 billion of letters of credit may be issued under the facility. This facility and a $500 million three-year revolving credit facility entered into by TXU Corp. replaced the TXU Corp. and US Holdings $1.4 billion 364-day revolving credit facility that expired in April 2002.

     During the second quarter of 2002, each of TXU Energy and Oncor began selling commercial paper to fund its short-term liquidity requirements. The new commercial paper programs allow TXU Energy and Oncor to sell up to $2.4 billion and $1.0 billion of commercial paper, respectively, limited to an aggregate of $2.4 billion. The new credit facility discussed above (the $1.0 billion 364-day revolving credit facility) and the existing $1.4 billion credit facility that expires in 2005 (Revolving Credit Facility B above) provide back-up for outstanding commercial paper under the TXU Energy and Oncor programs. TXU Energy and Oncor do not expect to sell commercial paper that, in the aggregate, is in excess of aggregate available capacity under the back-up credit facilities.

     During 2002, US Holdings and its subsidiaries will have financing needs to fund ongoing working capital requirements and maturities of long-term debt and to refinance borrowings in connection with the financial restructuring of US Holdings in 2001. US Holdings and its subsidiaries have funded or intend to fund these financing needs through the issuance of long-term debt or other securities. Other sources of funding include proceeds from asset sales, issuance of commercial paper, bank borrowings, and loans from other subsidiaries. If these options become unavailable for any reason, US Holdings and its subsidiaries could borrow under their credit facilities.

     US Holdings and its subsidiaries also from time to time may utilize these short-term facilities to temporarily fund maturities and early redemptions of long-term debt and other securities, as well as short-term requirements. If US Holdings and its subsidiaries were unable to access the capital markets to refund these short-term borrowings, additional liquidity sources would be necessary.

     Financial Covenants--The terms of certain financing arrangements of US Holdings contain financial covenants that require maintenance of specified fixed charge coverage ratios, shareholders equity to total capitalization ratios and leverage ratios and/or contain minimum net worth covenants. As of June 30, 2002, US Holdings was in compliance with all such applicable covenants.

     US Holdings' goal is to continue to maintain credit ratings necessary to allow US Holdings or its subsidiaries to access the commercial paper market. If US Holdings and certain subsidiaries were to experience a substantial downgrade of their respective credit ratings, which they do not anticipate, access to the commercial paper markets could no longer be possible, resulting in the need to borrow under committed bank lines or seek other liquidity sources.

     In addition to the one described above, various agreements of US Holdings and its subsidiaries, including certain bank facilities, contain terms pursuant to which the interest rates charged under the agreements may be adjusted depending on the credit ratings of US Holdings or its subsidiaries.

     Sale of Receivables - TXU Corp., through its subsidiaries, has certain facilities to provide financing through customer accounts receivable. All of the facilities continually sell customer accounts receivable or undivided interests therein to financial institutions on an ongoing basis to replace those accounts receivable that have been collected.

     Certain subsidiaries of TXU Corp. sell customer accounts receivable to a wholly-owned bankruptcy remote subsidiary of TXU Corp. (TXU Receivables Company) which sells undivided interests in accounts receivable it purchases to financial institutions. As of January 1, 2002, the facility includes TXU Energy Retail Company LP, TXU SESCO Energy Services Company, Oncor and TXU Gas as qualified originators of accounts receivable under the program. TXU Receivables Company may sell up to an aggregate of $600 million in undivided interests in the receivables purchased from the originators under the program. As of June 30, 2002, subsidiaries of US Holdings had sold $1.189 billion face amount of receivables to TXU Receivables Company under the program in exchange for cash of $571 million and $607 million in subordinated notes, with $11 million of losses on sales for the six months ended June 30, 2002 principally representing the interest on the underlying financing. These losses approximated 4% of the cash proceeds from the receivables sales on an annualized basis. If the program terminates, cash flows to US Holdings would temporarily stop until the undivided interests of the financial institutions were repurchased. The level of cash flows would normalize in approximately 16 to 31 days. TXU Business Services, a subsidiary of TXU Corp., services the purchased receivables and is paid a market based servicing fee by TXU Receivables Company. The subordinated notes receivable from TXU Receivables Company represent US Holdings' and its subsidiaries retained interests in the transferred receivables and are recorded at book value, net of allowances for bad debts, which approximates fair value due to the short-term nature of the subordinated notes, and are included in accounts receivable in the consolidated balance sheet.

     Regulatory Asset Securitization - The regulatory settlement plan approved by the Commission provides Oncor with a financing order authorizing it to issue securitization bonds in the aggregate amount of $1.3 billion to monetize and recover generation-related regulatory assets. The settlement plan provides that there will be an initial issuance of securitization bonds in the amount of up to $500 million followed by a second issuance for the remainder after 2003.

     Capitalization - The capitalization ratios of US Holdings at June 30, 2002 consisted of approximately 42% long-term debt, less amounts due currently, 1% preferred stock and 57% common stock equity, compared to December 31, 2001 capitalization ratios of approximately 44% long-term debt, 1% preferred stock and 55% common stock equity.

     Registered Financing Arrangements - US Holdings may issue and sell additional debt and equity securities which are currently registered with the SEC for offering pursuant to Rule 415 under the Securities Act of 1933. The possible future issuance and sale by US Holdings of up to $25 million of Cumulative Preferred Stock and up to an aggregate of $924 million of additional Cumulative Preferred Stock, First Mortgage Bonds, debt securities and/or preferred securities of subsidiary trusts are currently registered.

COMMITMENTS AND CONTINGENCIES

     See Note 6 to Financial Statements for a discussion of contingencies.

     All of US Holdings' exposures related to Enron have been provided for. US Holdings' significant activities with Enron were associated with energy trading contracts. These positions were marked to market and resulted in a net liability to Enron of $107 million at December 31, 2001. The net liability at June 30, 2002 was $120 million. All contracts in existence at the date of the Enron bankruptcy have been terminated and are no longer marked to market and have been classified to other current liabilities.

REGULATION AND RATES

     On December 31, 2001, US Holdings filed a settlement plan with the Commission, which was approved by the Commission on June 20, 2002. On August 5, 2002, the Commission issued a financing order, pursuant to the settlement plan, authorizing the issuance of securitization bonds. The Commission's approval of the settlement plan is subject to appeal. US Holdings is unable to predict when any appeal process related to the Commission's approval of the settlement plan would be concluded or its outcome. If the Commission's approval is upheld, the settlement plan resolves all major pending issues related to US Holdings' transition to competition and will supersede certain ongoing proceedings that are related to the 1999 Restructuring Legislation. The settlement plan does not remove regulatory oversight of Oncor's business nor does it eliminate TXU Energy's price-to-beat rates and related possible fuel adjustments. US Holdings recorded the effects of the settlement plan at December 31, 2001, which consisted primarily of adjustments to carrying values of assets and liabilities as of that date affected by the settlement. The projected impact on 2002 and beyond include the effects of settling prior fuel costs, limiting the retail clawback and eliminating the wholesale clawback (discussed in previous disclosures). For additional discussion of the settlement plan and related items, see Note 4 to Financial Statements in US Holdings' 2001 Form 10-K.

     In April 2002, TXU Energy filed a request with the Commission to increase the fuel factor component of its price-to-beat rates. The request, if approved, would increase price-to-beat rates for residential and small commercial customers by approximately 5%. Under Commission rules, affiliated REPs of utilities are allowed to petition the Commission for an increase in the fuel factor component of its price-to-beat rates if the average price of natural gas futures increases more than 4% from the level used to set the previous price-to-beat fuel factor rate. On May 29, 2002, an administrative law judge issued a proposal for decision for consideration by the Commission. TXU Energy is unable to predict the outcome of this proceeding.

     Although US Holdings cannot predict future regulatory or legislative actions or any changes in economic and securities market conditions, no changes are expected in trends or commitments, other than those discussed in this report, which might significantly alter its financial position, results of operations or cash flows.

CHANGES IN ACCOUNTING STANDARDS

     See Note 2 to Financial Statements for discussion of changes in accounting standards.

FORWARD-LOOKING STATEMENTS

     This report and other presentations made by US Holdings contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Although US Holdings believes that in making such statements its expectations are based on reasonable assumptions, any such statement involves uncertainties and is qualified in its entirety by reference to factors contained in the Forward-Looking Statements section of Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in US Holdings' 2001 Form 10-K, as well as general industry trends; implementation of the Texas electricity deregulation legislation and other legislation; power costs and availability; changes in business strategy, development plans or vendor relationships; availability of qualified personnel; changes in, or the failure or inability to comply with, governmental regulations, including, without limitation, environmental regulations; changes in tax laws; implementation of new accounting standards; commercial paper market and capital market conditions; and access to adequate transmission facilities to meet changing demands; among others, that could cause the actual results of US Holdings to differ materially from those projected in such forward-looking statements.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

      The information required hereunder is not significantly different from the information set forth in Item 7A. Quantitative and Qualitative Disclosures About Market Risk included in US Holdings' 2001 Form 10-K and is therefore not presented herein.

PART II. OTHER INFORMATION

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits filed as part of Part II are:

          10(a) $400,000,000 Credit Agreement, dated as of July 15, 2002, among
               TXU US Holdings Company, JP Morgan Chase Bank, as Administrative Agent, and J.P. Morgan Securities, Inc., previously filed as
               Exhibit 10(a) with File No. 1-12833 Form 10-Q for the quarter ended June 30, 2002.

          10(b) $1,400,000,000 Five-Year Third Amended and Restated Competitive
               Advance and Revolving Facility Agreement, dated as of July 31, 2002, among TXU US Holdings Company, JP Morgan Chase Bank, as Administrative Agent and Competitive Advance Facility Agent, J.P. Morgan Securities, Inc., Bank of America, N.A. and Citibank, N.A., previously filed as Exhibit 10(b) with File No. 1-12833 Form 10-Q for the quarter ended June 30, 2002.

          15 Letter from independent accountants as to unaudited interim financial information.

          99(a) Condensed Statements of Consolidated Income - Twelve Months
               Ended June 30, 2002.

          99(b) Chief Executive Officer Certification.

          99(c) Chief Financial Officer Certification.

----------
     (b)  Reports on Form 8-K filed since March 31, 2002:

            Date of Report   Item Reported
            --------------   -------------

            April 17, 2002   Item 5. Other Events and Regulation FD Disclosure.
                             Item 7. Financial Statements and Exhibits.

            April 17, 2002   Item 5. Other Events and Regulation FD Disclosure.
                             Item 7. Financial Statements and Exhibits.

            May 20, 2002     Item 5. Other Events and Regulation FD Disclosure.
                             Item 7. Financial Statements and Exhibits.

            May 29, 2002     Item 5. Other Events and Regulation FD Disclosure.
                             Item 7. Financial Statements and Exhibits.

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

Date: August 14, 2002