Form 10-Q
period 2002-09-30
TXU US HOLDINGS CO
filed 2002-11-15
CIK 710182

    ----------------------------------------------------------------------------


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                            --------------------------

                                   FORM 10-Q

          ( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED September 30, 2002

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


                       -----------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No____


Common Stock outstanding at November 8, 2002: 52,817,862 shares, without par value.




--------------------------------------------------------------------------------

TABLE OF CONTENTS


                                                                                                        PAGE
                                                                                                        ----
PART I.  FINANCIAL INFORMATION

              Item 1.   Financial Statements

                        Condensed Statements of Consolidated Income and Comprehensive Income-
                           Three and Nine Months Ended September 30, 2002 and 2001............             1

                        Condensed Statements of Consolidated Cash Flows -
                           Nine Months Ended September 30, 2002 and 2001......................             2

                        Condensed Consolidated Balance Sheets -
                           September 30, 2002 and December 31, 2001............................            3

                        Notes to Financial Statements..........................................            4

                        Independent Accountants' Report........................................           18

             Item 2.    Management's Discussion and Analysis of Financial Condition
                          and Results of Operations............................................           19

             Item 3.   Quantitative and Qualitative Disclosures About Market Risk..............           40

             Item 4.   Controls and Procedures.................................................           40

PART II. OTHER INFORMATION

             Item 6.   Exhibits and Reports on Form 8-K........................................           41

SIGNATURE .....................................................................................           42

CERTIFICATIONS.................................................................................           43

                                                     (i)

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                    TXU US HOLDINGS COMPANY AND SUBSIDIARIES
                   CONDENSED STATEMENTS OF CONSOLIDATED INCOME
                                   (Unaudited)

                                                                                Three Months Ended           Nine Months Ended
                                                                                    September 30,               September 30,
                                                                                -------------------         -------------------
                                                                                   2002        2001          2002         2001
                                                                                   ----        ----          ----         ----
                                                                                            Millions of Dollars

Operating revenues.....................................................        $2,535        $2,398       $ 6,527       $6,302
                                                                               ------        ------       -------       ------

Operating expenses
     Energy purchased for resale, fuel consumed and delivery fees......         1,100           932         2,426        2,589
     Operation and maintenance.........................................           551           460         1,639        1,306
     Depreciation and amortization.....................................           176           156           524          472
     Goodwill amortization.............................................            --             4            --           12
     Taxes other than income...........................................           149           168           449          472
                                                                               ------        ------       -------       ------
           Total operating expenses....................................         1,976         1,720         5,038        4,851
                                                                               ------        ------       -------       ------

Operating income.......................................................           559           678         1,489        1,451

Other income ..........................................................            20             4            36            9

Other deductions.......................................................             6            27            14           38

Interest income........................................................            --            12             1           33

Interest expense and other charges.....................................           103           121           310          374
                                                                              -------        ------       -------       ------

Income before income taxes ............................................           470           546         1,202        1,081

Income tax expense ....................................................           150           165           385          331
                                                                             --------        ------       -------       ------

Net income ............................................................           320           381           817          750

Preferred stock dividends..............................................             2             2             7            7
                                                                              -------        ------       -------       ------

Net income available for common stock..................................       $   318        $  379       $   810       $  743
                                                                              =======        ======       =======       ======


            CONDENSED STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME
                                   (Unaudited)

                                                                                 Three Months Ended         Nine Months Ended
                                                                                    September 30,             September 30,
                                                                                  ------------------        -----------------
                                                                                   2002          2001         2002      2001
                                                                                   ----          ----         ----      ----
                                                                                               Millions of Dollars

Net income.........................................................................  $  320      $  381         $ 817     $ 750
                                                                                     ------      ------         -----     -----
Other comprehensive income (loss)
 Net change during period, net of tax effects:
  Cash flow hedges:
   Cumulative  transition  adjustment as of January 1, 2001 (net of tax of $-)......     --           --          --         (1)
   Net change in fair value of derivatives (net of tax benefit of $19, $83, and $-)..   (35)          --         (153)       (1)
   Amounts realized in earnings during the period(net of tax benefit of $6 an $4)....   (12)          --           (8)       --
                                                                                      -----        ------       -----      -----
     Total...........................................................................   (47)          --         (161)       (2)
                                                                                      ------       ------       -----      -----

Comprehensive income................................................................  $  273       $  381       $ 656      $ 748
                                                                                      ======       ======       =====      =====

See Notes to Financial Statements.

                    TXU US HOLDINGS COMPANY AND SUBSIDIARIES
                 CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
                               (Unaudited)

                                                                                                       Nine Months Ended
                                                                                                         September  30,
                                                                                                       -----------------
                                                                                                        2002        2001
                                                                                                        ----        ----
                                                                                                       Millions of Dollars

Cash flows-- operating activities
     Net income.....................................................................                 $   817        $    750
     Adjustments to reconcile net income to cash provided by operating activities:
          Depreciation and amortization.............................................                     599             574
          Deferred income taxes and investment tax credits-- net ...................                     167            (118)
          Gains from sales of assets................................................                     (30)             --
          Net effect of unrealized mark-to-market valuation losses/(gains)..........                       4            (188)
          Other.....................................................................                      (6)            146
      Changes in operating assets and liabilities...................................                    (583)            427
                                                                                                     --------       --------
                       Cash provided by operating activities........................                     968           1,591
                                                                                                     -------         -------

Cash flows-- financing activities
    Issuance of long-term debt......................................................                   2,261             521
     Retirements/repurchases of securities:
          Long-term debt............................................................                  (2,265)           (302)
          Common stock..............................................................                      --            (629)
     Dividends paid to parent.......................................................                    (677)             --
     Change in notes payable-- affiliates...........................................                  (1,022)           (105)
     Capital contribution from parent...............................................                      --              75
     Change in commercial paper.....................................................                   1,082              --
     Preferred stock dividends paid.................................................                      (7)             (7)
     Debt premium, discount, financing and reacquisition expenses...................                     (49)            (14)
                                                                                                    --------        --------
                     Cash used in financing activities..............................                    (677)           (461)
                                                                                                     -------        --------

Cash flows-- investing activities
    Capital expenditures............................................................                    (591)           (727)
    Acquisition of a business.......................................................                     (36)             --
    Proceeds from sales of assets...................................................                     443              --
    Nuclear fuel ...................................................................                     (51)            (12)
    Other ..........................................................................                     (66)            (20)
                                                                                                     --------        -------
                     Cash used in investing activities..............................                    (301)           (759)
                                                                                                      -------        -------

Net change in cash and cash equivalents.............................................                     (10)            371

Cash and cash equivalents-- beginning balance.......................................                      55              41
                                                                                                     --------        -------

Cash and cash equivalents-- ending balance..........................................                 $    45         $   412
                                                                                                     =======         =======

See Notes to Financial Statements.

                                       TXU US HOLDINGS COMPANY AND SUBSIDIARIES
                                         CONDENSED CONSOLIDATED BALANCE SHEETS
                                                      (Unaudited)


                                                                                               September 30,  December 31,
                                                                                                    2002          2001
                                                                                                -----------  ------------
                                                                                                    Millions of Dollars
                                                      ASSETS
Current assets:
      Cash and cash equivalents........................................................          $    45        $    55
      Accounts receivable.............................................................             1,769            940
      Inventories-- at average cost...................................................               323            297
      Commodity contract assets.......................................................             1,044            848
      Other current assets............................................................               198            155
                                                                                                 -------        -------
              Total current assets....................................................             3,379          2,295
                                                                                                 -------        -------

Investments...........................................................................               698            721
Property, plant and equipment-- net...................................................            16,189         16,156
Goodwill..............................................................................               558            558
Regulatory assets-- net...............................................................             1,757          1,607
Commodity contract assets.............................................................               431            389
Cash flow hedges and other derivative assets..........................................                12             31
Deferred debits and other assets......................................................               121             81
                                                                                                 -------        -------
              Total assets............................................................           $23,145        $21,838
                                                                                                 =======        =======

                                            LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
       Notes payable:
            Affiliates.................................................................          $   551        $ 1,300
            Commercial paper...........................................................            1,082              -
       Long-term debt due currently....................................................              799            374
       Accounts payable:
            Affiliates.................................................................               45             64
            Trade......................................................................              999            669
       Commodity contract liabilities..................................................              842            630
       Taxes accrued...................................................................              393            309
       Interest accrued................................................................              114             77
       Other current liabilities.......................................................              509            328
                                                                                                 -------        -------
             Total current liabilities.................................................            5,334          3,751
                                                                                                 -------        -------

Accumulated deferred income taxes......................................................            3,389          3,331
Investment tax credits.................................................................              456            476
Commodity contract liabilities.........................................................              241            236
Cash flow hedges and other derivative liabilities......................................              230              2
Other deferred credits and noncurrent liabilities......................................              896            738
Long-term debt, less amounts due currently.............................................            5,391          5,819

Preferred stock subject to mandatory redemption........................................               21             21

Commitments and contingencies (Note 6)

Shareholders' equity (Note 4)..........................................................            7,187          7,464
                                                                                                 -------        -------

              Total liabilities and shareholders' equity...............................          $23,145        $21,838
                                                                                                 =======        =======

See Notes to Financial Statements.

                    TXU US HOLDINGS COMPANY AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

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

     Business Restructuring - Legislation was passed during the 1999 session of the Texas Legislature that restructured the electric utility industry in Texas (1999 Restructuring Legislation). As a result, TXU Corp. restructured certain of its businesses effective January 1, 2002. In order to satisfy its obligations to unbundle its business pursuant to the 1999 Restructuring Legislation and consistent with its business separation plan as approved by the Public Utility Commission of Texas (Commission), as of January 1, 2002, US Holdings transferred:

o its electric transmission and distribution (T&D) assets to Oncor, which is a utility regulated by the Commission and a wholly-owned subsidiary of US Holdings,

o its electric power generation assets to subsidiaries of TXU Energy, which is the new competitive business and a wholly-owned subsidiary of US Holdings, and

o its retail customers to a subsidiary retail electric provider (REP) of TXU Energy.


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

      On April 25, 2002, TXU Energy completed the sale of its Handley and Mountain Creek generating plants in the Dallas-Fort Worth area with total plant capacity of 2,334 megawatts for $443 million in cash, including the assumption of an above-market price tolling agreement with a fair value of $190 million reflected in other liabilities. The tolling agreement provides for TXU Energy to purchase power during summer months for the next five years. A pretax gain on the sale of $146 million, net of the effects of the above-market tolling agreement, was deferred and included in other liabilities, and is being recognized in other income during summer months over the five-year term of the tolling agreement.

2.    SIGNIFICANT ACCOUNTING POLICIES

      Basis of Presentation -- In accordance with accounting principles generally accepted in the United States of America (US GAAP), the business restructuring transactions discussed above have been accounted for as a change in reporting entity. As such, the consolidated financial statements of US Holdings give retroactive effect to those transactions, which have been accounted for in a manner similar to that in a pooling of interest. The retroactive restatement resulting from the change in reporting entity increased net income of US Holdings by $32 million for the nine months ended September 30, 2001.

      In connection with the restructuring of certain of TXU Corp.'s businesses effective January 1, 2002, the wholesale trading and risk management operations and the unregulated commercial and industrial retail gas businesses of TXU Gas were acquired by TXU Energy. Included in the balance sheet of TXU Gas at December 31, 2001 was $773 million of goodwill, net of amortization, arising from TXU Corp.'s 1997 acquisition of ENSERCH Corporation. As a result of TXU Energy's acquisition of the businesses from TXU Gas, which were originally part of ENSERCH Corporation, and the adoption of Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets", $468 million of goodwill, net of $56 million of accumulated amortization, has been allocated to these businesses and reflected in the September 30, 2002 balance sheet of US Holdings. US Holdings has two reportable operating segments: North America Energy and North America Electric Delivery (See Note 7).

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

      Revenue Recognition -- Electric T&D fees and retail sales revenues are recognized when services are provided to customers on the basis of periodic cycle meter readings and include an accrual for the value of electricity delivery fees and electricity from the meter reading date to the end of the period. The accrual of revenues is based on estimates, and reflects data provided by ERCOT and T&D utilities based on various estimation processes and routines.

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

      Changes in Accounting Standards -- In June 2002, the Emerging Issues Task Force (EITF) reached a consensus on certain aspects of Issue 02-3, "Accounting for Contracts Involved in Energy Trading and Risk Management Activities", regarding the presentation of trading activities in the statement of income. The new rules were effective for US Holdings on July 1, 2002, and require that all trading contracts, whether or not physically settled, be recorded net upon settlement, rather than gross as a sale and cost of sale. US Holdings has historically recorded financial contracts net, but has recorded those contracts that provide for physical delivery gross upon settlement. Prior period amounts have been reclassified to conform to this new reporting requirement. The table below summarizes the impact on US Holdings' operating revenues and energy purchased for resale, fuel consumed and delivery costs of the new reporting requirements. Transactions affected by the new reporting requirements represent contracts that provided for physical delivery but were settled financially without delivery, as well as contracts physically settled but classified as trading activities. The new reporting requirements have no impact on US Holdings' gross margin, net income or cash provided by operating activities.


                                                                      Three Months Ended          Nine Months Ended
                                                                         September 30,              September 30,
                                                                      ------------------          -----------------
                                                                       2002        2001           2002           2001
                                                                       ----        ----           ----           ----
                                                                                   Millions of Dollars
Operating revenues before reclassification..................            $5,559       $3,379       $12,781      $10,556
Less:   Energy purchased for resale, fuel consumed and
        delivery costs netted with revenues..................            3,024          981         6,254        4,254
                                                                       -------       ------       -------      -------
Operating revenues after reclassification...................            $2,535       $2,398       $ 6,527      $ 6,302
                                                                        ======       ======       =======      =======

Energy purchased for resale, fuel consumed and delivery costs
       before reclassification.............................             $4,124       $1,913        $8,680      $ 6,843
Less:  Energy purchased for resale, fuel consumed  and
       delivery costs netted with revenues..................             3,024          981         6,254        4,254
                                                                       -------      -------       -------      -------
Energy purchased for resale,fuel consumed and delivery costs after
        reclassification                                               $ 1,100      $   932      $  2,426      $ 2,589
                                                                       =======      =======      ========      =======


      On October 25, 2002, the EITF rescinded EITF Consensus No. 98-10, which required mark-to-market accounting for all trading activities. Pursuant to this rescission, only contracts that are derivatives under SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" will be subject to mark-to-market accounting. Trading contracts that may not be derivatives under SFAS No. 133 consist primarily of gas storage, power tolling, full requirements and capacity contracts. This new accounting rule will be effective for new contracts entered into after October 25, 2002. The cumulative effect of the change on all existing contracts will be recorded no later than the first quarter of 2003. US Holdings has not determined the impact this change in accounting method will have on its results of operations.

      SFAS No. 142 became effective for US Holdings on January 1, 2002. SFAS No. 142 requires, among other things, the allocation of goodwill to reporting units based upon the current fair value of the reporting units, and the discontinuance of goodwill amortization. The amortization of US Holdings' existing goodwill ($15 million annually) ceased effective January 1, 2002.

      In addition, SFAS No. 142 required completion of a transitional goodwill impairment test within six months from the date of adoption. It established a new method of testing goodwill for impairment on an annual basis, or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value. US Holdings completed the transitional impairment test in the second quarter of 2002, the results of which indicated no impairment of goodwill. The annual test for impairment will be made as of October 1 each year.

      The table below reflects what reported net income would have been in the 2001 periods, exclusive of goodwill amortization expense recognized in those periods, compared to the 2002 periods.


                                                                                Three Months Ended          Nine Months Ended
                                                                                 September 30,                September 30,
                                                                                -----------------           -----------------
                                                                                2002        2001             2002       2001
                                                                                ----        ----             ----       ----
                                                                                             Millions of Dollars

Reported net income.............................                                 $320         $381           $817        $750
Add back: goodwill amortization..................                                   -            4              -          12
                                                                                 -----      -------          -----      ------
Adjusted net income..............................                                 320          385            817         762
Preferred stock dividends........................                                   2            2              7           7
                                                                                -----      -------        -------      ------
Adjusted net income available for common stock...                                $318         $383           $810        $755
                                                                                 ====         ====           ====        ====

      SFAS No. 143, "Accounting for Asset Retirement Obligations", will be effective on January 1, 2003. SFAS No. 143 requires the recognition of a fair value liability for any retirement obligation associated with long-lived assets. SFAS No. 143 also requires additional disclosures. US Holdings will change its reporting for nuclear decommissioning costs to conform to the new standard, as well as conform its accounting for all other asset retirement obligations to the new standard effective with 2003 reporting.

     SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", became effective on January 1, 2002. SFAS No. 144 establishes a single accounting model, based on the framework established in SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", for long-lived assets to be disposed of by sale, resolves significant implementation issues related to SFAS No. 121 and establishes new rules for reporting of discontinued operations.

      SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections", was issued in April 2002 and will be effective on January 1, 2003. One of the provisions of this statement is the rescission of SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt". Any gain or loss on the early extinguishment of debt that was classified as an extraordinary item in prior periods in accordance with SFAS No. 4 will be reclassified if it does not meet the criteria of an extraordinary item as defined by Accounting Principles Board Opinion 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions".

      SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", was issued in June 2002 and will be effective on January 1, 2003. SFAS No. 146 requires that a liability for costs associated with an exit or disposal activity be recognized only when the liability is incurred and measured initially at fair value.

      For accounting standards not yet adopted or implemented, US Holdings is evaluating the potential impact on its financial position and results of operations.

3.    FINANCING ARRANGEMENTS

      Credit Facilities - TXU Corp., US Holdings, TXU Energy and Oncor had credit facilities (some of which provide for long-term borrowings) available as follows:


                                                                                                  Credit Facilities
                                                                                   ---------------------------------------------
                                                                                   At September 30, 2002   At November 5, 2002(a)
                                                                                   ---------------------  ----------------------
Facility                              Expiration Date      Borrowers         Limit      Credit  Borrowings   Credit    Borrowings
--------                              ---------------     ----------         -----    --------- ---------  ---------   ----------
                                                                                ($in millions)
364-Day Revolving Credit Facility.      April 2003        US Holdings,TXU
                                                          Energy, Oncor     $ 1,000     $  81     $   --      $  88     $ 912
Five Year Revolving Credit              February 2005     US Holdings
Facility(b).......................                                            1,400       462         --        461       939
Three-Year Revolving Credit Facility    May 2005         TXU Corp.              500        --        350         --       500
Standby Liquidity Facility........      November 2002    US Holdings            400        --         --         --       400
Standby Liquidity Facility........      November 2002     US Holdings,
                                                           TXU Energy,
                                                           Oncor                400        --         --         --       400
                                                                            -------     -----    -------      -----     -----
      Total (c)...................                                          $ 3,700     $ 543     $  350      $ 549    $3,151
                                                                            =======     =====     ======      =====     =====

(a) On October 15, 2002, US Holdings and TXU Energy borrowed approximately $2.6 billion in cash against their available credit facilities. These funds and other available cash will be used, in part, to repay outstanding commercial paper. (See discussion below under Recent Actions by TXU Corp..)
(b) In February 2002, TXU Gas was removed as a borrower under this facility. TXU Corp. was removed as a borrower under this facility effective July 31, 2002.
(c)  Supported commercial paper borrowings.

      On October 30, 2002, Oncor entered into a commitment for a secured credit facility of up to $1 billion. The facility is intended to fund interim refinancings of approximately $700 million of maturing secured debt should market conditions not support a timely, cost effective refinancing. The balance will be available for general corporate purposes at Oncor.

      In July 2002, US Holdings entered into the $400 million Standby Liquidity Facility that terminates no later than November 30, 2002. In August 2002, US Holdings, TXU Energy and Oncor entered into the joint $400 million Standby Liquidity Facility that also expires November 30, 2002. Borrowings of $800 million against those facilities are expected to be repaid no later than the expiration date.

      In May 2002, TXU Corp. entered into the $500 million three-year revolving credit facility with a group of banks that terminates May 1, 2005. This facility is used for working capital and general corporate purposes.

      In April 2002, US Holdings, TXU Energy and Oncor entered into the joint $1.0 billion 364-day revolving credit facility with a group of banks that terminates in April 2003 but can be extended for one year. This facility is used for working capital and general corporate purposes. Up to $1.0 billion of letters of credit may be issued under the facility. This facility and the $500 million three-year revolving credit facility described above replaced the TXU Corp. and US Holdings $1.4 billion 364-day revolving credit facility that expired in April 2002.

      In the second quarter of 2002, each of TXU Energy and Oncor began issuing commercial paper to fund its short-term liquidity requirements. The commercial paper programs allow each of TXU Energy and Oncor to issue up to $2.4 billion and $1.0 billion of commercial paper, respectively. At September 30, 2002, each of the credit facilities listed above provided back-up for outstanding commercial paper under the TXU Energy and Oncor programs. The TXU Corp. commercial paper program was discontinued in July 2002, and at that time, TXU Corp. was removed as a borrower under the $1.4 billion Five-Year Revolving Credit Facility. As of September 30, 2002, total outstanding commercial paper under these programs was $1,082 million of which TXU Energy's portion was $979 million and Oncor's portion was $103 million. Because of liquidity concerns prevalent in the US financial markets arising from the conditions in the US power sector and following events related to operating difficulties at TXU Corp.'s European business, commercial paper markets became inaccessible. (See discussion below under Recent Actions by TXU Corp.) Existing borrowings under the program are being repaid upon maturity. Commercial paper borrowings are expected to resume as market concerns regarding the liquidity of TXU Corp. and its US subsidiaries are mitigated.

      All of the credit facilities mentioned above, with the exception of the Oncor commitment dated October 30, 2002, are included in the credit facilities table above.

      Long-Term Debt -- In August 2002, Oncor issued $1.0 billion aggregate principal amount of unsecured debentures in two series in a private placement with registration rights. One series of $200 million is due September 1, 2007 and bears interest at the rate of 5%, and the other series of $800 million is due September 1, 2022 and bears interest at the rate of 7%. Proceeds from the issuance were used by Oncor to repay advances from affiliates and commercial paper.

      In August 2002, Oncor redeemed all of its 8.5% First Mortgage Bonds due August 1, 2024 and all of its 8.875% First Mortgage Bonds due February 1, 2022, in aggregate principal amounts of $115 million and $112 million, respectively. In June 2002, Oncor redeemed all of its 8% First Mortgage Bonds due June 1, 2002 in the aggregate principal amount of $147 million, and in February 2002, Oncor redeemed all of its 8.125% First Mortgage Bonds due February 1, 2002 in the aggregate principal amount of $150 million. In July 2002, TXU Energy redeemed at par the remaining $635 million principal amount of its floating rate debentures due May 20, 2003. Oncor and TXU Energy funded the redemptions through the issuance of commercial paper, advances from affiliates and cash from operations.

      In May 2002, Oncor issued $1.2 billion aggregate principal amount of senior secured notes in two series in a private placement with registration rights. One series of $700 million is due May 1, 2012 and bears interest at the annual rate of 6.375%, and the other series of $500 million is due May 1, 2032 and bears interest at the annual rate of 7%. Each series is initially secured by an equal principal amount of Oncor's first mortgage bonds; however, the lien of those bonds may be released in certain circumstances. Proceeds from the issuance were used by Oncor to repay advances from US Holdings. US Holdings used the repayments from Oncor to repay advances from TXU Energy and TXU Corp. TXU Energy used the repayments to redeem $865 million principal amount of floating rate debentures due May 20, 2003. In March and April 2002, Oncor entered into a series of forward interest rate swaps with a group of banks to effectively fix the interest rates prior to the issuance of these notes. As a result of the forward interest rate swaps, the effective rates of interest on the senior secured notes due in 2012 and 2032 are fixed at 6.65% and 7.26%, respectively. (See Note 8.)

      Also in May 2002, the Brazos River Authority issued $61 million principal amount of weekly reset floating rate pollution control revenue refunding bonds for TXU Energy to refund a similar principal amount of pollution control revenue bonds.

      In February 2002, TXU Mining redeemed $70 million of its 6.875% senior notes due 2005 and $53 million of its 7.0% senior notes due 2003.

      As of September 30, 2002, the aggregate secured long-term debt of US Holdings and its consolidated subsidiaries consisted of $3.1 billion of Oncor's first mortgage bonds and senior secured notes that are secured by a lien on substantially all of its tangible electric T&D property, and $143 million of various other long-term debt secured by liens on utility plant and other assets in North America. US Holdings' long-term debt obligations are not guaranteed or secured by affiliates.

     Sale of Receivables -- Certain subsidiaries of TXU Corp. sell customer accounts receivable to TXU Receivables Company, a wholly-owned bankruptcy remote subsidiary of TXU Corp., which sells undivided interests in accounts receivable it purchases to financial institutions. As of September 30, 2002, TXU Energy Retail Company LP, TXU SESCO Energy Services Company, Oncor and TXU Gas are qualified originators of accounts receivable under the program. TXU Receivables Company may sell up to an aggregate of $600 million in undivided interests in the receivables purchased from the originators under the program. As of September 30, 2002, US Holdings' subsidiaries had sold $1,205 million face amount of receivables to TXU Receivables Company under the program in exchange for cash of $579 million and $609 million in subordinated notes, with $17 million of losses on sales for the nine months ended September 30, 2002 principally representing the interest on the underlying financing. These losses approximated 4% of the cash proceeds from the sale of undivided interests in accounts receivable on an annualized basis. Upon termination, cash flows to the originators would be delayed as collections of sold receivables were used by TXU Receivables Company to repurchase the undivided interests of the financial institutions instead of purchasing new receivables. The level of cash flows would normalize in approximately 16 to 31 days. TXU Business Services, a subsidiary of TXU Corp., services the purchased receivables and is paid a market based servicing fee by TXU Receivables Company. The subordinated notes receivable from TXU Receivables Company represent US Holdings' and its subsidiaries retained interests in the transferred receivables and are recorded at book value, net of allowances for bad debts, which approximates fair value due to the short-term nature of the subordinated notes, and are included in accounts receivable in the consolidated balance sheet.

4.    SHAREHOLDERS' EQUITY


                                                                                 September 30,    December 31,
                                                                                      2002             2001
                                                                                 ------------    -----------



     Shareholders' equity:
         Preferred stock - not subject to mandatory redemption.........           $    115           $  115
                                                                                  ---------           ------

         Common stock without par value:
               Authorized shares:  180,000,000
               Outstanding shares:  September 30, 2002 -- 52,817,862
                   and December 31, 2001-- 51,122,600 .................              2,248            2,248
         Retained earnings.............................................              4,970            5,086
         Accumulated other comprehensive income (loss).................               (146)              15
                                                                                  --------          -------
                   Total common stock equity...........................              7,072            7,349
                                                                                  --------          -------

                   Total shareholders' equity..........................             $7,187           $7,464
                                                                                   =======          =======

      US Holdings issued 1,695,262 shares of its common stock to TXU Corp. on January 1, 2002 in connection with the transfer of businesses described in Note 1.

      On March 6, 2002, US Holdings declared a cash dividend of $250 million which was paid to TXU Corp. on April 1, 2002. On May 8, 2002, US Holdings declared cash dividends of $177 million and $250 million which were paid to TXU Corp. on May 17, 2002 and July 1, 2002, respectively. On August 7, 2002, US Holdings declared a cash dividend of $250 million which was paid to TXU Corp. on October 1, 2002.

      The mortgage of Oncor restricts its payments of dividends to the amount of its retained earnings.

5.    REGULATION AND RATES

      Regulatory Settlement Plan -- (For additional discussion of the settlement plan and related items, see Note 4 to Financial Statements in US Holdings' Annual Report on Form 10-K for the fiscal year ended December 31, 2002.) On December 31, 2001, US Holdings filed a settlement plan with the Commission, which was approved by the Commission on June 20, 2002. On August 5, 2002, the Commission issued a financing order, pursuant to the settlement plan, authorizing the issuance of transition (securitization) bonds with a principal amount of $1.3 billion. The Commission's order approving the settlement plan and the financing order were appealed by certain nonsettling parties in five separate dockets in Travis County, Texas District Court in August 2002. The court has consolidated these dockets into one, and a hearing on the merits is scheduled for February 4, 2003. US Holdings is unable to predict when the appeal process related to the Commission's approval of the settlement plan and the financing order will be concluded or the outcome. If the Commission's approval is upheld, the settlement plan resolves all major pending issues related to US Holdings' transition to competition and will supersede certain proceedings that are related to the 1999 Restructuring Legislation. The settlement plan does not remove regulatory oversight of Oncor's business nor does it eliminate TXU Energy's price-to-beat rates and related possible fuel adjustments.

      The principal and interest on the securitization bonds would be secured by payments from retail customers to provide recovery of generation-related regulatory assets and other qualified costs. These regulatory assets have a carrying value of approximately $1.8 billion. Once the bonds are issued, the full amount of the regulatory assets will be amortized to expense by Oncor over the life of the bonds. Any amount of the $1.8 billion which is in excess of the future cash flows from the customer payments to service the bonds will be expensed at the time such shortfall, if any, is determined. Assuming the bonds were issued at the present time and considering current interest rates, the amount of the regulatory asset's carrying value would exceed the cash flows from the bonds by approximately $130 million.

      Open-Access Transmission -- At the federal level, Federal Energy Regulatory Commission (FERC) Order No. 888 requires all FERC-jurisdictional electric public utilities to offer third parties wholesale transmission services under an open-access tariff.

      On January 3, 2002, the Supreme Court of Texas issued a mandate affirming the judgment of the Court of Appeals that held that the pricing provisions of the Commission's open access wholesale transmission rules, which had mandated the use of a particular rate setting methodology, were invalid because they exceeded the statutory authority of the Commission. On January 10, 2002, Reliant Energy Incorporated and the City Public Service Board of San Antonio each filed lawsuits in the Travis County, Texas District Court against the Commission and each of the entities to whom they had made payments for transmission service under the invalidated pricing rules for the period January 1, 1997 through August 31, 1999, seeking declaratory orders that, as a result of the application of the invalid pricing rules, the defendants owe unspecified amounts. US Holdings and TXU SESCO are named defendants in both suits. US Holdings, TXU SESCO and Oncor are unable to predict the outcome of this litigation.

      TXU Energy -- Under Commission rules, affiliated REPs of utilities are allowed to petition the Commission for an increase in the fuel factor component of their price-to-beat rates if the average price of natural gas futures increases more than 4% from the level used to set the previous price-to-beat fuel factor rate. In April 2002, TXU Energy filed a request with the Commission to increase the fuel factor component of its price-to-beat rates. On August 23, 2002, the Commission approved the fuel factor increase. The fuel factor increase was implemented for the billing month beginning on August 26, 2002. Average residential customers using 1,000 KWh saw an increase of just under 5% in their monthly electric bill.

      TXU Energy is the current provider of last resort (POLR) for residential and small non-residential customers in all areas of Electric Reliability Council of Texas (ERCOT), where customer choice is available except in its incumbent service areas, and is the POLR for large non-residential customers in its incumbent service area. TXU Energy's current POLR contract ends on December 31, 2002. On August 22, 2002, the Commission adopted new rules that significantly changed POLR service. Under the new POLR rules, effective September 24, 2002, residential and small non-residential customers served by affiliated REPs and all large non-residential customers could be subject to disconnection for non-payment rather than being transferred to a POLR provider. Also effective on September 24, 2002, non-affiliated REPs ceased transferring non-paying customers to the POLR provider, and instead began transferring them to the affiliated REP. Within the new POLR framework, the POLR only provides electric service to customers who request POLR service, whose selected REP goes out of business, or who are transferred to the POLR by other REPs for reasons other than non-payment. This limited POLR service will be provided by certified REPs for a two-year period beginning January 1, 2003, and will be selected through a competitive bid process. If no bids are submitted or all bids are rejected, a lottery will be conducted to select a POLR to serve residential, small non-residential customers and large non-residential customers. Only the affiliated REP and the POLR can disconnect residential and small non-residential customers for non-payment under the revised rules. Large non-residential customers can be disconnected by any REP if the customer's contract allows for it. The Commission will consider whether all REPs should be able to disconnect non-paying customers and will make a determination by October 1, 2004.

6.    COMMITMENTS AND CONTINGENCIES

      Commodity Purchase and Transportation Contracts - TXU Energy has entered into various power purchase contracts requiring the payment of annual capacity fees. In addition, TXU Energy buys gas under various types of long-term and short-term contracts in order to assure reliable supply to and to help meet the expected needs of its power production assets and its wholesale and retail customers. Many of these gas purchase contracts require minimum purchases ("take-or-pay") of gas under which the buyer agrees to pay for a minimum quantity of gas in a year. TXU Energy also has commitments under coal purchase and transportation contracts. Including contracts entered into subsequent to December 31, 2001, future minimum commitments under existing agreements are estimated as follows:

                 October 1 through December 31, 2002....       $    83
                 2003...................................           368
                 2004...................................           248
                 2005...................................           175
                 2006...................................           141
                 Thereafter.............................            28
                                                                -------
                          Total  minimum commitments....       $ 1,043
                                                                =======

         Legal Proceedings - On November 21, 2000, the City of Denton, Texas and other Texas cities filed suit in the 134th Judicial District Court of Dallas County, Texas against US Holdings, TXU Gas Company and TXU Corp. The petition alleges claims for breach of contract, negligent representation, fraudulent inducement of contract, breach of duty of good faith and fair dealing and unjust enrichment related to the defendants' alleged exclusion of certain revenues from the cities' franchise fee base. Oncor assumed the obligations of US Holdings in connection with this lawsuit pursuant to the Business Separation Agreement. No specified damages have been alleged. On January 31, 2002, US Holdings, TXU Gas Company and TXU Corp. entered into a Memorandum of Understanding with the plaintiffs to settle this lawsuit, subject to the execution of a definitive settlement agreement. Final versions of the settlement document have been provided to the plaintiff cities for execution. Most of the cities named as plaintiffs in the litigation have accepted the settlement and executed the settlement agreement. If any plaintiff cities decline to execute the settlement, the suit will continue as to those cities. Oncor believes the allegations in this suit are without merit and intends to vigorously defend this suit against any plaintiff cities that do not execute the settlement. Oncor does not believe the ultimate resolution of this suit will have a material effect on Oncor's financial position, results of operations or cash flows.

         In September 1999, Quinque Operating Company (Quinque) filed suit in the State District Court of Stevens County, Kansas against over 200 gas pipeline companies, including TXU Gas (named in the litigation as ENSERCH Corporation). The suit was removed to federal court; however, a motion to remand the case to Kansas State District Court was granted in January 2001, and the case is now pending in Stevens County, Kansas. The plaintiffs amended their petition to join TXU Fuel, as a defendant in this litigation. Quinque has dismissed its claims and a new lead plaintiff has filed an amended petition in which the plaintiffs seek to represent a class consisting of all similarly situated gas producers, overriding royalty owners, working interest owners and state taxing authorities either from whom defendants had purchased natural gas or who received economic benefit from the sale of such gas since January 1, 1974. No class has been certified. The petition alleges that the defendants have mismeasured both the volume and heat content of natural gas delivered into their pipelines resulting in underpayments to plaintiffs. No amount of damages has been specified in the petition. While TXU Energy and TXU Fuel are unable to estimate any possible loss or predict the outcome of this case, TXU Energy and TXU Fuel believe these claims are without merit and intend to vigorously defend this suit.

      Financial Guarantees -- US Holdings has entered into contracts with public agencies to purchase cooling water for use in the generation of electric energy and has agreed, in effect, to guarantee the principal, $16 million at September 30, 2002, and interest on bonds issued by the agencies to finance the reservoirs from which the water is supplied. The bonds mature at various dates through 2011 and have interest rates ranging from 5.5% to

     7%. US Holdings is required to make periodic payments equal to such principal and interest, including amounts assumed by a third party and reimbursed to US Holdings, of $4 million annually for the years 2002 through 2003, $7 million for 2004 and $1 million for each of 2005 and 2006. In addition, US Holdings is obligated to pay certain variable costs of operating and maintaining the reservoirs. US Holdings has assigned to a municipality all contract rights and obligations of US Holdings in connection with $30 million remaining principal amount of bonds at September 30, 2002, issued for similar purposes which had previously been guaranteed by US Holdings. US Holdings would, however, be contingently liable in the event of a default by the municipality.

      General -- US Holdings and its subsidiaries are involved in various other legal and administrative proceedings, the ultimate resolution of which, in the opinion of US Holdings, is not expected to have a material effect upon their financial position, results of operations or cash flows.

      Retail Clawback -- The legislation passed by the Texas Legislature to restructure the electric utility industry in Texas included a provision to incent affiliated REPs of utilities to actively compete for customers outside their traditional service areas. Under this provision, if TXU Energy retains more than 60% of its former residential and small business customers after the first two years of competition, a retail clawback amount would be applied as a reduction of Oncor's delivery rates over a two-year period beginning January 1, 2004. The amounts of the retail clawback will be equal to the number of residential and small business customers retained by TXU Energy in its traditional service area as of January 1, 2004 less the number of new customers added outside that service area as of that date, multiplied by $90. The calculation will be done separately for each of the residential and small business classes. The $90 amount is in accordance with the settlement plan approved by the Commission and subject to appeals filed as discussed in Note 5. The ultimate effect of the retail clawback on the results of US Holdings cannot be reasonably estimated at this time.

7.    SEGMENT INFORMATION

      Through December 31, 2001, US Holdings had no separate reportable operating segments. As a result of TXU Corp.'s reorganization as of January 1, 2002 (see Note 1), US Holdings realigned its operations into two reportable segments: North America Energy and North America Electric Delivery. Prior period amounts have been restated to conform to the new segments.

      North America Energy (Energy) - operations involving the generation of electricity, wholesale sales, trading and risk management activities, and retail energy sales and services in the US and parts of Canada; and

      North America Energy Delivery (Electric Delivery) - operations involving the transmission and distribution of electricity in Texas.

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

      Effective January 1, 2002, TXU Energy incurs electricity delivery fees charged by Oncor and other T&D utilities, which TXU Energy includes in billings to its large commercial and industrial (C&I) customers. For residential and small business customers, the price-to-beat rates include a delivery component, but such billed amounts are not necessarily equivalent to delivery fees incurred by TXU Energy. These fees are reflected in TXU Energy's revenues and cost of energy for the three and nine months ended September 30, 2002. For comparability purposes, electricity delivery fees have been included in the Energy segment's revenues and cost of energy for the three and nine months ended September 30, 2001. The Energy segment's gross margin is not materially affected by the inclusion of these electricity delivery fees.


                                                                  Three Months Ended              Nine Months Ended
                                                                     September 30,                  September 30,
                                                                 ------------------              -------------------
                                                                  2002         2001               2002          2001
                                                                  ----         ----               ----          ----
   Operating revenues -
      Energy...........................                         $2,417        $2,350              $6,228        $6,161
      Electric Delivery (net of  intercompany revenues)            118            48                 299           141
                                                               -------       -------             -------       -------
            Consolidated...............                         $2,535        $2,398              $6,527        $6,302
                                                               =======       =======              ======        ======

   Affiliated revenues -
      Energy...........................                        $     1       $   --           $       5     $       1
      Electric Delivery................                            439           602               1,252         1,514
      Eliminations.....................                           (440)         (602)             (1,257)       (1,515)
                                                                ------       -------             -------       -------
            Consolidated...............                        $     -       $     -             $     -       $     -
                                                                =======      =======             =======       =======

   Net income available for common stock
      Energy...........................                        $   222       $   267              $  578       $   567
      Electric Delivery................                             96           112                 232           176
                                                               -------       -------             -------      --------
           Consolidated................                        $   318       $   379              $  810       $   743
                                                               =======       =======              ======       =======


     ------------------------
      *The Energy and Electric Delivery segments were created as a result of the deregulation of the electric utility industry in Texas, which became effective January 1, 2002. The Energy segment includes the generation and certain retail operations of US Holdings, wholesale sales, trading and risk management activities, an unregulated commercial and industrial retail gas business and other energy-related businesses. The Electric Delivery segment includes the electric T&D business of US Holdings and TXU SESCO Company.

      Prior period data is included above for the purpose of providing historical financial information about the Energy and Electric Delivery segments after giving effect to the restructuring transactions and allocations described above and in Note 1. Had the Energy and Electric Delivery segments existed as separate segments, their results of operations and financial positions could have differed materially from those reflected above. Additionally, future results of the Energy and Electric Delivery segments' operations and financial positions could differ materially from the historical information presented.

8.    SUPPLEMENTARY FINANCIAL INFORMATION

      Regulated Versus Unregulated Operations  --

                                                                   Three Months Ended    Nine Months Ended
                                                                     September 30,         September 30,
                                                                      2002     2001         2002     2001
                                                                   -------- --------     -------- --------
      Operating revenues
          Regulated...........................................     $   117   $ 2,320     $   294   $ 6,104
          Unregulated.........................................       2,418        78       6,233       198
                                                                   -------   -------     -------   -------
               Total operating revenues.......................       2,535     2,398       6,527     6,302
                                                                   -------   -------     -------   -------
      Operating expenses
          Energy purchased for resale - regulated.............          --       419          --       980
          Energy purchased for resale - unregulated...........         613         9       1,294        16
          Fuel consumed - regulated...........................          --       504          --     1,593
          Fuel consumed - unregulated.........................         487        --       1,132        --
          Operation and maintenance - regulated...............         193       376         560     1,105
          Operation and maintenance - unregulated.............         358        84       1,079       201
          Depreciation and amortization.......................         176       160         524       484
          Taxes other than income.............................         149       168         449       472
                                                                   -------   -------     -------   -------
               Total operating expenses.......................       1,976     1,720       5,038     4,851
                                                                   -------   -------     -------   -------
      Operating income........................................     $   559   $   678     $ 1,489   $ 1,451
                                                                   =======   =======     =======   =======

      The operations of the Energy segment are included in the 2002 periods above as unregulated, as the Texas market is now open to competition. However, retail pricing to residential and small business customers in its traditional service area continues to be subject to certain price controls as discussed in
Note 5.

      Other Income and Deductions  --

                                                                  Three Months Ended     Nine Months Ended
                                                                     September 30,         September 30,
                                                                      2002     2001         2002     2001
                                                                   -------- --------     -------- --------
      Other income
          Gain on sale of businesses and other properties.....     $     18 $     --     $     30 $      1
          Other...............................................            2        4            6        8
                                                                   -------- --------     -------- --------
               Total other income.............................     $     20 $      4     $     36 $      9
                                                                   ======== ========     ======== ========
      Other deductions
          Loss on sale of properties..........................     $     -- $      1     $     -- $      1
          Regulatory asset write-off..........................           --       21           --       21
          Other...............................................            6        5           14       16
                                                                   -------- --------     -------- --------
               Total other deductions.........................     $      6 $     27     $     14 $     38
                                                                   ======== ========     ======== ========

      Regulatory Assets and Liabilities -- Included in regulatory assets - net are regulatory assets of $2.1 billion and regulatory liabilities of $323 million at September 30, 2002, and regulatory assets of $2.1 billion and regulatory liabilities of $461 million at December 31, 2001. Regulatory assets of $2.0 billion at September 30, 2002 and December 31, 2001 were not earning a return. Of the assets not earning a return, $1.8 billion is expected to be recovered over the term of the securitization bonds pursuant to the regulatory settlement plan approved by the Commission. (See Note 5 for further discussion of the settlement plan.) The remaining regulatory assets have an average remaining recovery period of 24 to 43 years.

      Accounts receivable -- At September 30, 2002 and December 31, 2001, accounts receivable were stated net of uncollectible accounts of $93 million and $28 million, respectively. Accounts receivable included $745 million and $338 million of unbilled revenues at September 30, 2002 and December 31, 2001, respectively. The increase in uncollectible accounts receivable and unbilled revenues reflects the effects of the transition to competition.

      Affiliate Transactions -- TXU Business Services Company, a subsidiary of TXU Corp., allocates and bills US Holdings for financial, accounting, information technology, environmental, procurement and personnel services and other administrative services at cost. For the three and nine months ended September 30, 2002, these costs totaled $104 million and $319 million, respectively.

      Inventories by major category--

                                                                                         September 30    December 31,
                                                                                              2002          2001
                                                                                         ------------    -----------
     Materials and supplies.................................................                 $200           $186
     Fuel stock.............................................................                   61             62
     Gas stored underground.................................................                   62             49
                                                                                             ----           ----
        Total inventories...................................................                 $323           $297
                                                                                             ====           ====

     Property, plant and equipment--


                                                                                        September 30    December 31,
                                                                                            2002           2001
                                                                                         -----------    -----------
     In service:
         Production.........................................................              $16,475        $16,627
         Transmission.......................................................                2,053          1,979
         Distribution.......................................................                6,297          6,110
         General............................................................                  905            672
                                                                                          -------       --------
            Total...........................................................               25,730         25,388
     Less accumulated depreciation..........................................                9,374          9,074
                                                                                          -------       --------
         Net of accumulated depreciation....................................               16,356         16,314
     Construction work in progress..........................................                  499            510
     Nuclear fuel (net of accumulated amortization: 2002- $836; 2001 - $787)                  148            146
     Held for future use....................................................                   22             22
     Reserve for regulatory disallowances...................................                 (836)          (836)
                                                                                          -------        -------
         Net property, plant and equipment..................................              $16,189        $16,156
                                                                                          =======        =======

      Capitalized Software -- Capitalized software costs of $342 million at September 30, 2002 and $231 million at December 31, 2001 were included in property, plant and equipment. Amortization expense relating to these software costs of $21 million and $60 million was recorded for the three and nine months ended September 30, 2002, respectively. The increase in capitalized software costs reflects the development of new systems to support the transition to competition.

      Goodwill -- At September 30, 2002 and December 31, 2001, goodwill is stated net of accumulated amortization of $67 million.

      Derivatives and Hedges -- In March and April 2002, Oncor entered into a series of forward interest rate swaps with a group of banks to effectively fix the interest rates on the senior secured notes discussed in Note 3. Such contracts were designated as accounting hedges under SFAS No. 133, "Accounting for Derivatives Instruments and Hedging Activities," and the fair values of the contracts were reflected in Other Comprehensive Income. These contracts were settled in May 2002 for $39 million in cash. The related amounts included in Other Comprehensive Income will be reclassified into income over the term of the senior secured notes resulting in fixed effective interest rates of 6.65% and 7.26% on the notes due in 2012 and 2032, respectively.

      During the first nine months of 2002, existing accounting hedges of anticipated sales from baseload production in TXU Energy became less effective due to changes in ERCOT market rules and conditions. US Holdings experienced net hedge ineffectiveness of $7 million and $40 million, reported as a reduction of revenues, for the three and nine months ended September 30, 2002, respectively, primarily related to these contracts. Accounting hedges of interest rate risk remained highly effective during the periods.

      As of September 30, 2002, it is expected that $30 million of after-tax net losses accumulated in other comprehensive income will be reclassified into earnings during the next twelve months. This amount represents the projected value of the hedges over the next twelve months relative to what would be recorded if the hedge transactions had not been entered into. The amount expected to be reclassified is not a forecasted loss incremental to normal operations, but rather it demonstrates the extent to which volatility in earnings (which would otherwise exist) is mitigated through the use of cash flow hedges.

INDEPENDENT ACCOUNTANTS' REPORT



TXU US Holdings Company:

We have reviewed the accompanying condensed consolidated balance sheet of TXU US Holdings Company (US Holdings) and subsidiaries as of September 30, 2002, and the related condensed statements of consolidated income and of comprehensive income for the three-month and nine-month periods ended September 30, 2002 and 2001 and the condensed statements of consolidated cash flows for the nine-month periods ended September 30, 2002 and 2001. These financial statements are the responsibility of US Holdings' management. The condensed consolidated financial statements give retroactive effect to the acquisition of affiliated businesses which have been accounted for as a combination of entities under common control as described in the Notes to Financial Statements.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of US Holdings as of December 31, 2001, and the related statements of consolidated income, comprehensive income, cash flows and shareholders' equity for the year then ended (not presented herein); and in our report, dated January 31, 2002, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2001, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived, after giving retroactive effect to the combination discussed in the first paragraph.

As discussed in Note 2 to the Notes to Financial Statements, US Holdings changed its method of accounting for goodwill amortization in 2002 in connection with the adoption of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" and changed its method for reporting trading activities in connection with the application of Emerging Issues Task Force Issue 02-3 "Accounting for Contracts Involved in Energy Trading and Risk Management Activities."




DELOITTE & TOUCHE  LLP

Dallas, Texas
November 13, 2002

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

      As of January 1, 2002 US Holdings engages in electricity generation, wholesale energy sales, trading and risk management activities, retail energy sales, energy delivery and other energy-related services in North America.

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

      Effective January 1, 2002, TXU Energy incurs electricity delivery fees charged by Oncor and other T&D utilities, which TXU Energy includes in billings to its large commercial and industrial (C&I) customers. For residential and small business customers, the price-to-beat rates include a delivery component, but such billed amounts are not necessarily equivalent to delivery fees incurred by TXU Energy. These fees are reflected in TXU Energy's revenues and cost of energy for the three and nine months ended September 30, 2002. For comparability purposes, electricity delivery fees have been included in the Energy segment's revenues and cost of energy for the three and nine months ended September 30, 2001. The Energy segment's gross margin is not materially affected by the inclusion of these electricity delivery fees.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2002 Compared to Three Months Ended September 30, 2001
----------------------------------------------------------------------------
     US Holdings' operating revenues increased $137 million, or 6%, to $2.5 billion in 2002. Revenues in the Energy segment rose $67 million (net of intercompany elimination)reflecting higher wholesale sales, partially offset by the effect of lower retail electric volumes and prices. Revenues in the Electric Delivery segment from unaffiliated REPs rose $70 (million as a result of the opening of the Texas market to competition.

      Excluding the effects of the Electric Delivery segment, which has no cost of revenues, gross margin (operating revenue less energy purchased for resale, fuel consumed and delivery fees) increased $62 million, or 8%, to $877 million in 2002. This growth reflected the Energy segment's improved results from expanded wholesale sales, trading and risk management activities and lower average costs of power sold, partially offset by the effect of lower retail electric volumes and pricing. Revenues and gross margin in 2002 included a positive $8 million net effect of mark-to-market accounting for commodity positions, compared to $86 million in 2001. (See discussion under Commodity Contract and Mark-to-Market Activities.)

     Operation and maintenance expense increased $91 million, or 20%, to $551 million in 2002. The increase was driven by the Energy segment, reflecting increased staffing and other operating costs associated with expanded retail sales operations and wholesale sales, trading and risk management activities and higher bad debt expense, all due largely to the opening of the Texas electricity market to competition in January 2002. Total net pension and postretirement benefit costs increased $4 million, or 50%, to $12 million in 2002.

      Operation and maintenance expenses in the Energy segment are expected to decline in 2003. This decline reflects temporarily higher costs incurred in 2002, including bad debts and other administrative expenses arising from the transition to deregulation, as well as planned reductions in certain developmental expenses. Certain of the planned actions are expected to result in severance charges in the fourth quarter of 2002.

     Other operating expenses (depreciation and other amortization, goodwill amortization and taxes other than income) decreased $3 million, or 1%, to $325 million in 2002, primarily reflecting a $19 million decrease in taxes other than income due to lower retail revenues on which state and local gross receipts taxes are assessed, partially offset by increased depreciation and amortization expense of $16 million due to the investments in computer systems and expansion of office facilities to support increased wholesale sales, trading, risk management and other activities associated with the opening of the Texas electricity market to competition.

      Operating income decreased $119 million, or 18%, to $559 million in 2002, reflecting the decrease in gross margin and the increase in operation and maintenance and depreciation and amortization expense described above, partially offset by lower taxes other than income.

      Other income increased $16 million to $20 million in 2002. The increase was due primarily to the amortization of a deferred gain associated with the sale of two generating plants in Texas in 2002.

      Other deductions decreased $21 million to $6 million in 2002. The 2001 period included a $21 million write-off of regulatory assets.

      Interest income declined $12 million, or 100%, due largely to the recovery of under-collected fuel revenue on which interest income had been accrued under regulation in 2001.

     Interest expense and other charges decreased $18 million, or 15%, to $103 million in 2002, reflecting an approximately $38 million decrease due to lower interest rates, partially offset by an approximately $20 million increase due to higher average debt levels.

      The effective income tax rate was 31.9% in 2002 compared to 30.2% in 2001. The increase reflected the effect of nonrecurring regulatory-driven adjustments recorded in 2001 relating to prior years.

      Net income available for common stock decreased $61 million, or 16%, to $318 million in 2002. The decrease in net income reflected decreases in the Energy and Electric Delivery segments of $45 million and $16 million, respectively. These performances are discussed below under Segments. Net pension and postretirement benefit costs reduced net income by $8 million in 2002 and $5 million in 2001.

Nine Months Ended September 30, 2002 Compared to Nine Months Ended September 30, 2001
---------------------------------------------------------------------------

     US Holdings' operating revenues increased $225 million, or 4%, to $6.5 billion in 2002. Revenues in the Energy segment increased by $66 million, (net of intercompany elimination) which reflected an increase in wholesale sales partially offset by the effect of lower retail electric volumes and pricing. Revenues in the Electric Delivery segment from unaffiliated REPs rose $159 million as a result of the opening of the Texas market to competition.

      Excluding the effects of the Electric Delivery segment, which has no cost of revenues, gross margin (operating revenue less energy purchased for resale, fuel consumed and delivery fees) increased $494 million, or 24%, to $2,552 million. This growth reflected the Energy segment's improved results from expanded wholesale sales, trading and risk management activities and lower average cost of power sold, partially offset by the effect of lower retail electric volumes and pricing. Revenues and gross margin in 2002 included a negative $4 million net effect of mark-to-market accounting for commodity positions, compared to a positive $188 million in 2001. (See discussion under Commodity Contract and Mark-to-Market Activities.)

     Operation and maintenance expense increased $333 million, or 25%, to $1.6 billion in 2002. The increase was driven by the Energy segment, reflecting increased staffing and other operating costs associated with expanded retail sales operations and wholesale sales, trading and risk management activities and higher bad debt expense, all due largely to the opening of the Texas electricity market to competition in January 2002. Total net pension and postretirement benefit costs increased $18 million, or 72%, to $43 million in 2002.

     Other operating expenses increased $17 million, or 2%, to $973 million in 2002, primarily reflecting increased depreciation and amortization expense of $40 million due to the investments in computer systems and expansion of office facilities to the support the opening of the Texas electricity market to competition. Taxes other than income declined $23 million due to the effect of lower retail electric revenues on which state and local gross receipts taxes are assessed.

      Operating income increased $38 million, or 3%, to $1,489 million in 2002, reflecting higher gross margin and lower taxes other than income partially offset by higher operation and maintenance expense and higher depreciation and amortization expense.

     Other income increased $27 million to $36 million in 2002. The increase was due primarily to the amortization of a deferred gain associated with the sale of two generating plants in Texas in 2002.

     Other deductions decreased $24 million to $14 million in 2002. The 2001 period included a $21 million write-off of regulatory assets.

      Interest income declined $32 million, or 97%, to $1 million in 2002, due largely to the recovery of under-collected fuel revenue on which interest income had been accrued under regulation in Texas in 2001.

      Interest expense and other charges decreased $64 million, or 17%, to $310 million in 2002, reflecting an approximately $126 million decrease due to lower interest rates, partially offset by an approximately $62 million increase due to higher debt levels.

      The effective income tax rate was 32.0% in 2002 compared to 30.6% in 2001. The increase reflected the effect of nonrecurring regulatory-driven adjustments recorded in 2001 relating to prior years.

      Net income available for common stock increased $67 million, or 9%, to $810 million in 2002. Net income increased in the Energy and Electric Delivery segments by $11 million and $56 million, respectively. These performances are discussed below under Segments. Net pension and postretirement benefit costs reduced net income by $28 million in 2002 and $16 million in 2001.

COMMODITY CONTRACT AND MARK-TO-MARKET ACTIVITIES

      The table below summarizes the changes in commodity contract assets and liabilities for the nine months ended September 30, 2002. The net decrease, excluding "other activity" as described below, of $4 million represents the net unfavorable effect of mark-to-market accounting on earnings for the nine months ended September 30, 2002 ($8 million net favorable effect for the three months ended September 30, 2002). This effect represents the difference between earnings under mark-to-market accounting versus accounting for gains and losses upon settlement of the contracts.

    Balance of net commodity contract assets/(liabilities) at December 31, 2001....   $  378

    Settlements of positions included in the opening balance (1) .................      (177)

    Unrealized mark-to-market valuations of positions held at end of period (2)...       173

    Other activity (3)............................................................        18
                                                                                      ------

    Balance of net commodity contract assets/(liabilities) at September 30, 2002..    $  392
                                                                                      ======

(1) Represents unrealized mark-to-market valuations of these positions recognized in earnings as of December 31, 2001.

(2) Includes unrealized gains of $36 million recognized upon origination of certain contracts in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". There were no significant changes in fair value attributable to changes in valuation techniques.

(3) Represents net option premiums paid/(received) in the current period and a commodity contract transferred from TXU Gas. Also includes reclassifications of commodity contract assets and liabilities, including $71 million of unsettled liabilities to Enron reclassified to other current liabilities These activities have no effect on unrealized mark-to-market valuations.

      The above table includes all trading and non-trading commodity contracts that are marked to market in net income.

      Of the net commodity contract asset balance above at September 30, 2002, the amount representing unrealized mark-to-market net gains that have been recognized in current and prior periods' earnings is $405 million. The offsetting net liability of $13 million included in the September 30, 2002 balance consists of net option premiums received. The following table presents the unrealized mark-to-market balance at September 30, 2002 scheduled by contractual settlement dates of the underlying positions (in millions).

                                    Maturity dates of unrealized net mark-to-market balances at September 30, 2002
                                    ------------------------------------------------------------------------------
                                         Maturity                                   Maturity in
                                        less than      Maturity of    Maturity of     Excess of
    Source of fair value                  1 year         1-3 years        4-5           5 years         Total
    ----------------------              -----------    -----------    -----------     ---------         -----

    Prices actively quoted..               $ (6)           $  1           $  -            $  -          $ (5)
    Prices provided by other
      external sources......                200             121             27               6           354
    Prices based on models..                 29              13              8               6            56
                                           ----            ----           ----            ----          ----
    Total...................               $223            $135           $ 35            $ 12          $405
                                           ====            ====           ====            ====          ====
    Percentage of total ....                 55%             33%             9%              3%          100%


      As the above table indicates, approximately 88% of the unrealized mark-to-market valuations at September 30, 2002 mature within three years. This is reflective of the terms of the positions and the methodologies employed in valuing positions for periods where there is less market liquidity and visibility. The "prices actively quoted" category reflects only exchange traded contracts with active quotes available through 2005. The "prices provided by other external sources" category represents forward commodity positions at locations for which over-the-counter (OTC) broker quotes are available. OTC quotes for power and natural gas generally extend through 2005 and 2010, respectively. This category also includes values of large commercial and industrial (C&I) retail sales contracts. The "prices based on models" category contains the value of all non-exchange traded options, valued using industry accepted option pricing models. In addition, this category contains other contractual arrangements, which may have both forward and option components. In many instances, these contracts can be broken down into their component parts and modeled by US Holdings as simple forwards and options based on prices actively quoted. As the modeled value is ultimately the result of a combination of prices from two or more different instruments, it has been included in this category.

SEGMENTS

Energy

                                                                        Three Months Ended          Nine Months Ended
                                                                            September 30,            September 30,
                                                                       -------------------         ----------------
                                                                         2002         2001*         2002      2001*
                                                                         ----         -----         ----      ----


Operating revenues.......................................              $2,418      $2,350        $6,233      $6,162
                                                                       ------      ------        ------      ------

Operating expenses
    Energy purchased for resale, fuel consumed and
    delivery fees........................................               1,541       1,535         3,681       4,104
    Operation and maintenance............................                 357         255         1,081         700
    Depreciation and amortization........................                 111         100           328         306
    Taxes other than income..............................                  52          29           165          84
                                                                      -------     -------       -------     -------
             Total operating expenses....................               2,061       1,919         5,255       5,194
                                                                      -------     -------       -------     -------

Operating income.........................................                 357         431           978         968

Other income ............................................                  20           3            34           5

Other deductions.........................................                   5          25            10          33

Interest income .........................................                   1          19            24          60

Interest expense and other charges.......................                  51          61           181         196
                                                                     --------    --------      --------     -------

Income before income taxes ..............................                 322         367           845         804

Income tax expense.......................................                 100         100           267         237
                                                                      -------     -------       -------     -------

Net income...............................................             $   222     $   267       $   578     $   567
                                                                      =======     =======       =======     =======

-----------------
      *The Energy segment was created as a result of the deregulation of the electric utility industry in Texas, which became effective January 1, 2002. The Energy segment includes the generation and certain retail operations of US Holdings, wholesale sales, trading and risk management activities, an unregulated retail commercial and industrial gas business and other energy related businesses.

      Prior period data is included above for the purpose of providing historical financial information about the Energy segment after giving effect to the restructuring transactions and allocations described in the Notes to Financial Statements. Had the Energy segment existed as a separate segment, its results of operations and financial position could have differed materially from those reflected above. Additionally, future results of the Energy segment's operations and financial position could differ materially from the historical information presented.

Segment Highlights

                                                                                Three Months Ended     Nine Months Ended
                                                                                   September  30,       September  30,
                                                                                ------------------     -----------------
                                                                                  2002         2001     2002         2001
                                                                                  ----         ----     ----         ----

Operating statistics -
Retail electric sales volumes (GWh)........................................      27,394      30,461      72,551     78,064

Wholesale electric sales volumes (non-trading physically settled)(GWh).....       9,260       2,444      22,447      5,178

Customers (end of period and in thousands)
      Electric.............................................................                               2,763      2,727
      Gas..................................................................                                   2          3
            Total customers................................................                               2,765      2,730

Physical and financial wholesale trading and risk management volumes:
      Electric (GWh).......................................................      232,613      89,344  1,277,526    222,940
      Gas (Bcf)............................................................        5,581       3,998     15,354      7,699




                                                                               Three Months Ended      Nine Months Ended
                                                                                 September 30,           September 30,
                                                                                -----------------      -----------------

                                                                                 2002       2001        2002      2001
                                                                                -----     ------       ------    -------

Operating revenues (millions of dollars):
Retail electric:
 Residential.............................................................        $1,093    $1,151      $2,569       $2,709
 Commercial and industrial...............................................           839     1,104       2,720        3,117
                                                                                 ------     -----      ------       ------
          Total..........................................................         1,932     2,255       5,289        5,826
                                                                                 ------     -----      ------       ------
Wholesale electric revenues (non-trading physically settled).............           327        25         645           77
Wholesale energy revenues - trading and risk management activities.......           123        52         237          106
Other revenues...........................................................            36        18          62          153
                                                                                 ------    ------      ------       ------
          Total operating revenues.......................................        $2,418    $2,350      $6,233       $6,162
                                                                                 ======    ======      ======       ======

Weather (average for service area)**
      Percent of normal
             Cooling degree days.........................................          99.8%      99.1%      102.1%      101.6%
             Heating degree days.........................................            --        --         98.6%      104.3%

-----------------------
*See footnote on previous page.
**Weather data is obtained from Meterlogix, a private company that collects weather data from reporting stations of the National Oceanic and Atmospheric Administration (a federal agency under the US Department of Commerce).

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

      Effective January 1, 2002, TXU Energy incurs electricity delivery fees charged by Oncor and other T&D utilities, which TXU Energy includes in billings to its large C&I customers. For residential and small business customers, the price-to-beat rates include a delivery component, but such billed amounts are not necessarily equivalent to delivery fees incurred by TXU Energy. These fees are reflected in TXU Energy's revenues and cost of energy for the three months and nine months ended September 30, 2002. For comparability purposes, electricity delivery fees have been included in the Energy segment's revenues and cost of energy for the three and nine months ended September 30, 2001. The Energy segment's gross margin is not materially affected by the inclusion of these electricity delivery fees.

      The Energy segment's operating revenues increased $68 million, or 3%, to $2.4 billion for the third quarter of 2002. Non-trading wholesale electric revenues increased $302 million to $327 million on higher sales volumes in the newly deregulated Electric Reliability Council of Texas (ERCOT) power market. Wholesale sales, trading and risk management revenues increased $71 million, or 137%, on favorable results from increased activity in ERCOT and other markets. Retail electric revenues declined $323 million, or 14%, to $1.9 billion on a 10% decline in overall volumes and lower average pricing. Lower volumes reflected increased competitive activity in the large C&I power market. Lower retail electric pricing reflected lower average C&I prices and lower regulated price-to-beat rates effective in 2002 for residential and small business customers. In addition to a lower base rate component of the price-to-beat rate as compared to the 2001 base rate, the fixed fuel factor component of the price-to-beat rate is lower than the fuel costs incurred and recognized in revenues in 2001.

      Gross margin (operating revenues less energy purchased for resale, fuel consumed and delivery fees) increased $62 million, or 8%, to $877 million in the third quarter of 2002. The increase was driven by favorable results from expanded wholesale sales, trading and risk management activities in the ERCOT market and lower average costs of power sold, partially offset by the effect of lower retail electric volumes and pricing. Revenues and gross margin in 2002 include a positive $8 million net effect of mark-to-market accounting for commodity positions, compared to $86 million in 2001.

     Net income for the segment declined $45 million, or 17%, to $222 million for the third quarter of 2002. The decline was driven by growth in operating expenses, partially offset by the higher gross margin and positive effects of other income and other deductions discussed below. An increase in operation and maintenance expense of $102 million, or 40%, reflected $69 million in higher staffing and other operating costs related to expanded retail sales operations and wholesale sales, trading and risk management activities and $18 million in increased bad debt expense, all due largely to the opening of the Texas electricity market to competition. The increase in operation and maintenance expense also reflected retail customer support costs and bad debt expense reported in the Electric Delivery segment in 2001. Depreciation and amortization increased $11 million, or 11%, due largely to investments in systems and expansion of office facilities to support the opening of the Texas electricity market to competition. Taxes other than income rose $23 million, or 79%, due primarily to state gross receipts taxes that were reported by the Electric Delivery segment in 2001. Other income increased by $17 million primarily reflecting amortization of a gain on the sale of two generating plants in early 2002. Other deductions decreased by $20 million, reflecting a $21 million write-off of regulatory assets in 2001. Interest income declined $18 million primarily due to the recovery of under-collected fuel revenue on which interest income had been accrued under regulation in 2001. Interest expense declined $10 million, or 16%, reflecting lower interest rates. The effective tax rate increased to 31.1% in 2002 from 27.2% in 2001, due primarily to the effect of nonrecurring regulatory-driven adjustments recorded in 2001 relating to prior years. This effect is partially offset in the Electric Delivery segment.

     Operation and maintenance expenses in the Energy segment are expected to decline in 2003. This decline reflects temporarily higher costs incurred in 2002, including bad debts and other administrative expenses arising from the transition to deregulation, as well as planned reductions in certain developmental expenses. Certain of the planned actions are expected to result in severance charges in the fourth quarter of 2002.

      The Energy segment's operating revenues increased $71 million, or 1%, to $6.2 billion for the first nine months of 2002. Non-trading wholesale electric revenues increased $568 million to a total of $645 million on higher sales volumes in the newly deregulated ERCOT power market. Wholesale sales, trading and risk management activity revenues increased $131 million, or 124%, on favorable results from increased activity in ERCOT and other markets. Retail electric revenues declined $537 million, or 9%, to $5.3 billion on a 7% decline in overall volumes and lower average pricing. Lower volumes reflected increased competitive activity in the large C&I power market. Lower retail electric pricing reflected lower average C&I prices and lower regulated price-to-beat rates effective in 2002 for residential and small business customers. In addition to a lower base rate component of the price-to-beat rate as compared to the 2001 base rate, the fixed fuel factor component of the price-to-beat rate is lower than the fuel costs incurred and recognized in revenues in 2001.

      Gross margin increased $494 million, or 24%, to $2.6 billion for the first nine months of 2002. The increase was driven by favorable results from expanded wholesale sales, trading and risk management activities in the ERCOT market and lower average costs of power sold, partially offset by the effect of lower retail electric volumes and pricing. Revenues and gross margin in 2002 included a negative $4 million net effect of mark-to-market accounting for commodity positions, compared to a positive impact of $188 million in 2001.

     Net income for the segment increased $11 million, or 2%, to $578 million for the first nine months of 2002. The improvement was driven by higher gross margin and positive effects of other income and other deduction items discussed below, partially offset by growth in operating expenses. An increase in operation and maintenance expense of $381 million, or 54%, reflected $265 million in higher staffing and other operating costs related to expanded retail sales operations and wholesale sales, trading and risk management activities and $111 million in increased bad debt expense, all due largely to the opening of the Texas electricity market to competition. The increase in operation and maintenance expense also reflected retail customer support costs and bad debt expense reported in the Electric Delivery segment results for 2001. The increase in depreciation and amortization expense of $22 million, or 7%, was primarily due to investments in computer systems and expansion of office facilities. Taxes other than income rose $81 million, or 96%, due to state gross receipts taxes that were reported in the Electric Delivery segment results in 2001. Other income increased by $29 million primarily reflecting amortization of a gain on the sale of two generation plants in early 2002. Other deductions decreased by $23 million, reflecting a $21 million write-off of regulatory assets in 2001. Interest income declined $36 million primarily due to the recovery of under-collected fuel revenue on which interest income had been accrued under regulation in 2001. Interest expense declined $15 million, or 8%, due to lower interest rates. The effective tax rate increased to 31.6% in 2002 from 29.5% in 2001, primarily due to the effect of nonrecurring regulatory-driven adjustments recorded in 2001 relating to prior year. This effect is partially offset in the Electric Delivery segment.

Electric Delivery

                                                                 Three Months Ended         Nine Months Ended
                                                                      September 30,           September 30,
                                                                 -------------------        -----------------
                                                                   2002         2001*         2002         2001*
                                                                   ----         ----          ----         ----


Operating revenues.......................................        $  557        $  650         $1,551       $1,655
                                                                 ------        ------         ------       ------

Operating expenses
      Operation and maintenance..........................           193           204            560          606
      Depreciation and amortization......................            65            60            196          178
      Taxes other than income............................            97           139            284          388
                                                                 --------      ------         ------       ------
             Total operating expenses....................           355           403          1,040        1,172
                                                                -------        ------         ------       ------

Operating income.........................................           202           247            511          483

Other income ............................................            --             1              2            4

Other deductions.........................................             1             2              4            5

Interest income .........................................            11            --             34           --

Interest expense and other charges.......................            66            69            193          212
                                                               ---------      -------         ------       ------

Income before income taxes ..............................           146           177            350          270

Income tax expense.......................................            50            65            118          94
                                                               --------       -------         ------       ------

Net income...............................................      $     96       $   112         $  232       $  176
                                                               ========       =======         ======       ======

      -------------------------
      *The Electric Delivery segment was created as a result of the deregulation of the electric utility industry in Texas, which became effective January 1, 2002. The Electric Delivery segment includes the electric T&D business of US Holdings and TXU SESCO Company.

      Prior period data is included above for the purpose of providing historical combined financial information about the Electric Delivery segment after giving effect to the restructuring transactions and allocations described in the Notes to Financial Statements. Had the Electric Delivery segment existed as a separate segment, its results of operations and financial position could have differed materially from those reflected above. Additionally, future results of the Electric Delivery segment's operations and financial position could differ materially from the historical information presented.

Segment Highlights


                                                                                      Millions of Dollars




Electric energy delivered (GWh)........................................           32,574        30,463        82,392       78,056
                                                                                  ======        ======        ======       ======
Electric points of delivery (end of period and in thousands)...........                                        2,902        2,851

Operating revenues (millions of dollars):
    Energy..............................................................            $439          $602        $1,252       $1,514
    Non-affiliated......................................................             118            48           299          141
                                                                                  ------        ------        ------       ------
            Total electric energy delivery..............................            $557          $650        $1,551       $1,655
                                                                                  ======        ======        ======       ======

-------------------------
*See footnote above.

      The prior year financial information for the Electric Delivery segment includes information derived from the historical financial statements of US Holdings. Reasonable allocation methodologies were used to unbundle the financial statements of US Holdings between its generation and T&D operations. Allocation of revenues reflected consideration of return on invested capital, which continues to be regulated for the T&D operations. US Holdings maintained expense accounts for each of its component operations. Costs of energy and expenses related to operations and maintenance and depreciation and amortization, as well as assets, such as property, plant and equipment, materials and supplies and fuel, were specifically identified by component operation and disaggregated. Various allocation methodologies were used to disaggregate revenues, common expenses, assets and liabilities between US Holdings' generation and T&D operations. Interest and other financing costs were determined based upon debt allocated. Had the unbundled operations of US Holdings actually existed as separate entities in a deregulated environment, their results of operations could have differed materially from those included in the historical financial statements included herein.

     The Electric Delivery segment's operating revenues decreased $93 million, or 14%, to $557 million for the third quarter of 2002 primarily due to the absence of certain revenues (primarily related to load balancing within ERCOT) reported in the Energy segment effective in 2002. Excluding the impact of these revenues, electric distribution revenues rose 5% on a 7% increase in electric volumes delivered. Because a number of large C&I customers are charged fees that are fixed for specified ranges of volumes, changes in distribution volumes do not necessarily result in comparable changes in reported revenues.

      The Electric Delivery segment does not buy or sell electricity; its revenues consist primarily of T&D fees. There is, therefore, no gross margin for this segment.

     Net income decreased by $16 million, or 14%, to $96 million for the third quarter of 2002. This performance reflected lower revenues, partially offset by lower operating expenses and higher interest income. Taxes other than income declined $42 million, or 30%, reflecting state gross receipts taxes that are reported in the Energy segment effective in 2002. Operation and maintenance expense declined $11 million, or 5%, reflecting decreases in customer support costs and bad debt expense as a result of the transfer of customer related functions to the Energy segment in 2002, partially offset by normal growth in base operating costs. Interest income rose $11 million, or 100%, due to interest on regulatory- related assets charged to the Energy segment effective in 2002. The effective tax rate decreased to 34.2% in 2002 from 36.7% in 2001, reflecting the effect of nonrecurring regulatory adjustments recorded in 2001 relating to prior years, as well as the discontinuance of nondeductible goodwill amortization.

     The Electric Delivery segment's operating revenues decreased $104 million, or 6%, to $1.6 billion for the first nine months of 2002. Excluding the impact of revenues earned by the REPs in 2002, as described above, electric distribution revenues rose 7%, compared with a 6% increase in electric volumes delivered in the distribution operations.

     Net income increased by $56 million, or 32%, to $232 million for the first nine months of 2002. The improvement reflected lower operating expenses, higher interest income and reduced interest expense, partially offset by lower revenues. Taxes other than income declined $104 million, or 27%, reflecting state gross receipts taxes that are reported in the Energy segment effective in 2002. Operation and maintenance expense declined $46 million, or 8%, reflecting decreases in customer support costs and bad debt expense as a result of the transfer of customer related functions to the Energy segment in 2002, partially offset by normal growth in base operating costs. Depreciaton and amortiztion increased $18 million, or 10%, due to capital expenditures to prepare for the restructuring of the Texas electricity market and upgrade system capability and reliability. Interst income rose $34 million, or 100%, due to interest on regulatory-related assets charged to the Energy segment effective in 2002. Interest expense declined $19 million, or 9%, primarily due to the retirement of long-term debt with higher interest rates than new debt issued. The effective tax rate was 33.7% in 2002 compared to 34.8% in 2001, reflecting the effect of nonrecurring regulatory adjustments recorded in 2001 relating to prior years, as well as the discontinuance of nondeductible goodwill amortization.

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

      Other comprehensive income for the three months ended September 30, 2002 reflected a loss of $47 million (net of tax effect), which was due to a decrease in the fair value of interest rate hedges because of lower interest rates, partially offset by an increase in the fair value of commodity hedges. Other comprehensive income for the nine months ended September 30, 2002 reflected a loss of $161 million (net of tax effect), which was due to a decrease in the fair value of interest rate hedges as well as a decrease in the fair value of commodity hedges.

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

      Cash Flows -- Cash flows provided by operating activities for the first nine months of 2002 were $968 million compared to $1.6 billion for 2001. The decrease of $623 million, or 39%, reflected higher accounts receivable in 2002. Unbilled accounts receivable in the retail electric operations reflected an increase of approximately $288 million related to the opening of the Texas electricity market to competition. Of this amount, $208 million represented delayed billing amounts, predominantly in large C&I accounts. These delays have been caused primarily by temporary transition issues including customer switching and billing, and new processes and systems within ERCOT and TXU Energy. The remaining increase of $80 million in unbilled accounts receivable represented the effect of the new ERCOT protocol that allows five days to clear meter-read data through ERCOT, as well as other permanent changes in billing processes. The decline in cash flows also reflected the effect of $194 million in margin deposits returned in 2001 (in exchange for letters of credit.), as well as higher inventories and timing of payments.

     Cash flows used in financing activities for 2002 were $677 million, compared to $461 million for the first nine months of 2001. Issuances and retirements of debt securities of $2.3 billion and $2.3 billion, respectively, in 2002 compared to issuances and retirements of debt securities of $521 million and $302 million, respectively, in 2001. Dividends to parent required cash of $677 million in 2002 and repurchases of common stock required cash of $629 million during the first nine months of 2001. Issuances of commercial paper provided $1,082 million and repayments of notes payable to affiliates used $1,022 million in 2002.

     Cash flows used in investing activities were $301 million in 2002 compared to $759 million in 2001. Proceeds in 2002 from the sale of the Handley and Mountain creek power plants in the Dallas-Ft. Worth areas were $443 million. Acquisitions in 2002 included $36 million for a cogeneration and wholesale production business in New Jersey. Capital expenditures declined to $591 million in 2002 from $727 million reflecting the spending in 2001 for computer system development and expanded office facilities in connection with the opening of the Texas market to competition. Nuclear fuel spending of $51 million reflected scheduled refueling at one of the nuclear generating units.

      As a result of constraints on capital in the energy sector and TXU Corp.'s decision to significantly reduce planned capital expenditures in all its businesses, certain generation plant development projects may not be completed. US Holdings has certain assets, primarily generation equipment, with a carrying value of approximately $340 million, a portion of which may become subject to impairment and sale.

      Credit Facilities - TXU Corp., US Holdings, TXU Energy and Oncor had credit facilities (some of which provide for long-term borrowings) available as follows:


                                                                                                Credit Facilities
                                                                                   ---------------------------------------------
                                                                                   At September 30, 2002   At November 5, 2002(a)
                                                                                   ---------------------  ----------------------
                                                          Authorized        Facility Letters of   Cash    Letters of      Cash
Facility                              Expiration Date      Borrowers         Limit      Credit  Borrowings   Credit    Borrowings
--------                              ---------------     ----------         -----    --------- ---------  ---------   ----------
                                                                                   ($ in millions)

364-Day Revolving Credit Facility....   April 2003        US Holdings, TXU
                                                           Energy, Oncor     $ 1,000     $  81     $   --      $  88     $ 912
Five-Year Revolving Credit
Facility(b)..........................   February 2005     US Holdings          1,400       462         --        461       939
Three-Year Revolving Credit Facility.   May 2005          TXU Corp.              500        --        350         --       500
Standby Liquidity Facility...........   November 2002     US Holdings            400        --         --         --       400
Standby Liquidity Facility...........   November 2002     US Holdings,
                                                           TXU Energy,
                                                           Oncor                 400        --         --         --       400
                                                                             -------     -----    -------      -----    ------
      Total(c).......................                                        $ 3,700     $ 543     $  350      $ 549    $3,151
                                                                             =======     =====     ======      =====    ======

(a) On October 15, 2002, US Holdings and TXU Energy borrowed approximately $2.6 billion in cash against their available credit facilities. These funds and other available cash will be used, in part, to repay outstanding commercial paper. (See discussion under Recent Actions by TXU Corp.)
(b) In February 2002, TXU Gas was removed as a borrower under this facility. TXU Corp. was removed as a borrower under this facility effective July 31, 2002.
(c) Supported commercial paper borrowings.

      On October 30, 2002, Oncor entered into a commitment for a secured credit facility of up to $1 billion. The facility is intended to fund interim refinancings of approximately $700 million of maturiting secured debt should market conditions not support a timely, cost effective refinancing. The balance will be available for general corporate purposes at Oncor.

      In July 2002, US Holdings entered into the $400 million Standby Liquidity Facility that terminates no later than November 30, 2002. In August 2002, US Holdings, TXU Energy and Oncor entered into the joint $400 million Standby Liquidity Facility that also expires November 30, 2002. Borrowings of $800 million against those facilities are expected to be repaid no later than the expiration date.

      In May 2002, TXU Corp. entered into the $500 million three-year revolving credit facility with a group of banks that terminates May 1, 2005. This facility is used for working capital and general corporate purposes.

      In April 2002, US Holdings, TXU Energy and Oncor entered into a joint $1.0 billion 364-day revolving credit facility with a group of banks that terminates in April 2003 but can be extended for one year. This facility is used for working capital and general corporate purposes. Up to $1.0 billion of letters of credit may be issued under the facility. This facility and the $500 million three-year revolving credit facility described above replaced the TXU Corp. and US Holdings $1.4 billion 364-day revolving credit facility that expired in April 2002.

      In the second quarter of 2002, each of TXU Energy and Oncor began issuing commercial paper to fund its short-term liquidity requirements. The commercial paper programs allow each of TXU Energy and Oncor to issue up to $2.4 billion and $1.0 billion of commercial paper, respectively. At September 30, 2002, each of the credit facilities listed above provided back-up for outstanding commercial paper under the TXU Energy and Oncor programs. The TXU Corp. commercial paper program was discontinued in July 2002, and at that time, TXU Corp. was removed as a borrower under the $1.4 billion Five-Year Revolving Credit Facility. As of September 30, 2002, total outstanding commercial paper under these programs was $1,082 million of which TXU Energy's portion was $979 million and Oncor's portion was $103 million. Because of liquidity concerns prevalent in the US financial markets arising from the conditions in the US power sector and following events related to operating difficulties at TXU Corp.'s European business, commercial paper markets became inaccessible. (See discussion below under Recent Actions by TXU Corp.) Existing borrowings under the program are being repaid upon maturity. Commercial paper borrowings are expected to resume as market concerns regarding the liquidity of TXU Corp. and its US subsidiaries are mitigated.

      All of the credit facilities mentioned above, with the exception of the Oncor commitment dated October 30, 2002, are included in the credit facilities table above.

      Over the next twelve months, US Holdings and its subsidiaries will have financing needs to fund ongoing working capital requirements and maturities of debt. US Holdings and its subsidiaries have funded or intend to fund these financing needs through cash on hand, cash flows from operations, short-term credit facilities and the issuance of long-term debt or other securities. Other potential sources of funding include proceeds from asset sales and bank borrowings.

      Long-term Debt -- During the nine months ended September 30, 2002, Oncor and TXU Energy issued, redeemed, reacquired or made scheduled principal payments on long-term debt as follows:

                                                        Issuances   Retirements
                                                        ---------   -----------
                                                         (Millions of  Dollars)
Oncor
      First mortgage bonds...........................       $   --     $   525
      Senior secured notes...........................         1,200        --
      Medium term notes..............................           --          55
      Fixed rate debentures..........................         1,000        --
                                                             ------    -------
                                                             $2,200    $   580
                                                             ======    =======
TXU Energy
    Floating rate debentures.........................        $   --    $ 1,500
    Pollution control revenue bonds..................            61         61
    Other long-term debt.............................            --        124
                                                              ------    -------
                                                             $   61    $ 1,685
                                                             ======     =======

      See Note 3 to Financial Statements for further detail of debt issuance and retirements.

     Sale of Receivables --Certain subsidiaries of TXU Corp. sell customer accounts receivable to TXU Receivables Company, a wholly-owned bankruptcy remote subsidiary of TXU Corp., which sells undivided interests in accounts receivable it purchases to financial institutions. As of September 30, 2002, the facility includes TXU Energy Retail Company LP, TXU SESCO Energy Services Company, Oncor and TXU Gas as qualified originators of accounts receivable under the program. TXU Receivables Company may sell up to an aggregate of $600 million in undivided interests in the receivables purchased from the originators under the program. As of September 30, 2002, US Holdings' subsidiaries had sold $1,205 million face amount of receivables to TXU Receivables Company under the program in exchange for cash of $579 million and $609 million in subordinated notes, with $17 million of losses on sales for the nine months ended September 30, 2002 principally representing the interest on the underlying financing. These losses approximated 4% of the cash proceeds from the sale of undivided interests in accounts receivable on an annualized basis. Upon termination, cash flows to the originators would be delayed as collections of sold receivables were used by TXU Receivables Company to repurchase the undivided interests of the financial institutions instead of purchasing new receivables. The level of cash flows would normalize in approximately 16 to 31 days. TXU Business Services, a subsidiary of TXU Corp., services the purchased receivables and is paid a market based servicing fee by TXU Receivables Company. The subordinated notes receivable from TXU Receivables Company represent US Holdings' and its subsidiaries retained interests in the transferred receivables and are recorded at book value, net of allowances for bad debts, which approximates fair value due to the short-term nature of the subordinated notes, and are included in accounts receivable in the consolidated balance sheet.

Recent Actions by TXU Corp.

     In October 2002, TXU Corp. made a determination to exit its TXU Europe operations. Further, in consideration of concerns in US financial markets about its liquidity, such concerns having already been prevalent in markets with respect to the performance of the US energy sector, TXU Corp. took the following actions to strengthen its credit position:

o Reduced its common stock dividend by 80 percent to an annual indicated rate of $.50 per share effective with the dividend payable in January 2003
o Significantly reduced planned capital expenditures in all its businesses. These reductions are primarily directed to developmental as opposed to maintenance spending
o Reversed previous plans to support TXU Europe with up to $700 million in capital contributions
o Eliminated by amendment the cross-default provision in a US financing arrangement that would have been triggered by a TXU Europe default (TXU Australia's financing arrangements have no cross-default provisions that would have been triggered by a TXU Europe default.)
o    Drew $2.6 billion in cash on its US revolving credit facilities
o On October 30, 2002, entered into a commitment for a secured credit facility of up to $1 billion at Oncor. The facility is intended to fund interim refinancings of approximately $700 million of maturities should market conditions not support a timely, cost effective refinancing. The balance will be available for general corporate purposes at Oncor.

Credit Ratings of TXU Corp., US Holdings, Oncor and TXU Energy

      The current credit ratings, which are all investment grade, for TXU Corp., US Holdings, Oncor and TXU Energy are presented below:


                                       TXU Corp.      US Holdings         Oncor            TXU Energy
                                      ----------      ----------        -------           ----------
                                      (Senior          (Senior          (Secured)          (Senior
                                      Unsecured)       Unsecured)                          Unsecured)


S&P..............................       BBB-              BBB-             BBB              BBB

Moody's..........................       Baa3              Baa3              A3              Baa2

Fitch............................       BBB               BBB+              A-              BBB+

     Moody's is currently reviewing its ratings of TXU Corp., US Holdings, Oncor and TXU Energy. S&P currently maintains a negative outlook for TXU Corp. and its US subsidiaries. Fitch currently maintains a negative outlook for TXU Corp. but maintains a stable outlook for the US subsidiaries.

    A rating reflects only the view of a rating agency and it is not a recommendation to buy, sell or hold securities. Any rating can be revised upward or downward at any time by a rating agency if such rating agency decides that circumstances warrant such a change.

    Financial Covenants, Credit Rating Provisions and Cross Default Provisions-- The terms of certain financing arrangements of US Holdings, TXU Energy and Oncor contain financial covenants that require maintenance of specified fixed charge coverage ratios, shareholders' equity to total capitalization ratios and leverage ratios and/or contain minimum net worth covenants. As of September 30, 2002, US Holdings, TXU Energy and Oncor were in compliance with all such applicable covenants.

      Certain financing and other arrangements of TXU Corp., US Holdings, Oncor and TXU Energy contain provisions that are specifically affected by changes in credit ratings and also include cross default provisions. The material provisions are described below:

Credit Rating Provisions

      In the event of a downgrade of TXU Corp. to below investment grade, TXU Energy or one of its investment grade affiliates will be required to provide an additional guarantee of the obligation under the lease (approximately $145 million) for the TXU Energy Plaza headquarters building, or provide a letter of credit within 30 days of any such ratings decline. It is anticipated that TXU Energy would provide a guarantee in the event of a downgrade.

      TXU Energy has entered into certain trading contracts and lease arrangements that in some instances give the other party the right, but not the obligation, to request TXU Energy to post collateral in the event that it's credit rating falls below investment grade.

      Based on its current trading positions, if TXU Energy was downgraded below investment grade, counterparties would have the option to request TXU Energy to post additional collateral of approximately $230 million.

      In addition, TXU Energy has a number of transactions where the counterparties would have the right to request TXU Energy to post collateral if its credit rating fell below investment grade. The amount TXU Energy would post under these transactions would depend, in part, on the value of the contract at that time. Based on current market conditions, the maximum TXU Energy might have to post for these transactions is approximately $338 million.

      TXU Energy is also the obligor on leases that total $168 million. Under the terms of those leases, if TXU Energy's credit rating falls below investment grade, TXU Energy could: sell the assets, assign the leases to a new obligor which is investment grade, post a letter of credit or defease the leases.

      ERCOT also has rules in place to assure adequate credit worthiness for parties that schedule power on the ERCOT System. Under those rules, if TXU Energy's credit ratings fell below investment grade, TXU Energy could be required to post collateral of approximately $52 million.

      Under the $600 million Accounts Receivables Sale Program, all originators (currently TXU Gas, TXU Energy Retail Company LP, SESCO Energy Services Company and Oncor), are required to maintain a 'BBB-' (S&P) and a 'Baa3' (Moody's) rating (or supply a parent guarantee with a similar rating). A downgrade below the required ratings for an originator would prevent that originator from selling its accounts receivables under the program. If all originators are downgraded so that there are no eligible originators, the facility would terminate. Upon termination, cash flows to the originators would be delayed as collections of sold receivables were used to repurchase the undivided interests of the financial institutions instead of purchasing new receivables. The level of cash flows would normalize in approximately 16 to 31 days.

      Other agreements of TXU Corp. and its subsidiaries, including some of the credit facilities discussed above, contain terms pursuant to which the interest rates charged under the agreements may be adjusted depending on the credit ratings of TXU Corp. or its subsidiaries.

      Cross Default Provisions
      ------------------------

      Certain financing arrangements of TXU Corp. and its subsidiaries contain provisions that would result in an event of default under these arrangements if there is a failure under other financing arrangements to meet payment terms or to observe other covenants that would result in an acceleration of payments due. Such provisions are referred to as "cross default" provisions. Most agreements have a cure period of up to 30 days from the occurrence of the specified event during which the company is allowed to rectify or correct the situation before it becomes an event of default.

      A default by US Holdings or any subsidiary thereof on financing arrangements of $50 million or more would result in a cross-default under the $1.0 billion joint US Holdings/TXU Energy/Oncor 364-Day Revolving Credit Facility, the $1.4 billion US Holdings 5-Year Revolving Credit Facility, the $400 million joint US Holdings/TXU Energy/Oncor Standby Liquidity Facility, the $400 million US Holdings Standby Liquidity Facility, the two letter of credit reimbursement and credit facility agreements ($68.1 million and $54.2 million currently outstanding, respectively); and the $103 million TXU Mining Company senior notes (which have a $1 million threshold). Under the joint US Holdings/TXU Energy/Oncor $1.0 billion 364-Day Revolving Credit Facility and the joint US Holdings/TXU Energy/Oncor $400 million Standby Liquidity Facility, a default by TXU Energy or any subsidiary thereof would cause the maturity of outstanding balances under such facilities to be accelerated as to TXU Energy and US Holdings, but not as to Oncor. Also, under these two credit facilities, a default by Oncor or any subsidiary thereof would cause the maturity of outstanding balances to be accelerated under such facilities as to Oncor and US Holdings, but not as to TXU Energy. Further, under these two credit facilities, a default by US Holdings would cause the maturity of outstanding balances under such facilities to be accelerated as to US Holdings, but not as to Oncor or TXU Energy.

      The accounts receivable program, described above, contains a cross default provision with a threshold of $50 million applicable to each of the originators under the program. TXU Receivables Company and TXU Business Services Company each have a cross default threshold of $50 thousand. If either an originator, TXU Business Services Company or TXU Receivables Company defaults on indebtedness of the applicable threshold, the facility could terminate.

      TXU Energy, as the lessee, has certain mining and equipment leasing arrangements aggregating $226 million that would terminate upon the default on any other obligations of TXU Energy owed to the lessor. In the event of a default by TXU Mining, a subsidiary of TXU Energy, on indebtedness in excess of $1 million, a cross default would result under the $31 million TXU Mining leveraged lease and the lease would terminate.

      TXU Energy enters into trading and risk management contracts, the master forms of which contain provisions whereby an event of default would occur if TXU Energy were to default under an obligation in respect of borrowings in excess of thresholds stated in the contracts, which thresholds vary.

      US Holdings, TXU Energy and Oncor have other arrangements, including interest rate swap agreements and leases, with cross default provisions, the triggering of which would not result in a significant effect on liquidity.

     Regulatory Asset Securitization -- The regulatory settlement plan approved by the Public Utility Commission of Texas (Commission)and currently subject to appeal, provides Oncor with a financing order authorizing it to issue securitization bonds in the aggregate principal amount of $1.3 billion to monetize and recover generation-related regulatory assets. The settlement plan provides that there will be an initial issuance of securitization bonds in the amount of up to $500 million followed by a second issuance for the remainder after 2003. (See Note 5 to Financial Statements.)

      Capitalization -- The capitalization ratios of US Holdings at September 30, 2002 consisted of approximately 43% long-term debt, less amounts due currently, 1% preferred stock and 56% common stock equity, compared to December 31, 2001 capitalization ratios of approximately 44% long-term debt, 1% preferred stock and 55% common stock equity.

      On March 6, 2002, US Holdings declared a cash dividend of $250 million which was paid to TXU Corp. on April 1, 2002. On May 8, 2002, US Holdings declared cash dividends of $177 million and $250 million which were paid to TXU Corp. on May 17, 2002 and July 1, 2002, respectively. On August 7, 2002, US Holdings declared a cash dividend of $250 million which was paid to TXU Corp. on October 1, 2002.

      Registered Financing Arrangements -- US Holdings may issue and sell, from time to time, additional debt and equity securities including the possible future issuance and sale by US Holdings of up to $25 million of Cumulative Preferred Stock and up to an aggregate of $924 million of additional Cumulative Preferred Stock, debt securities and/or preferred securities of subsidiary trusts which are currently registered with the SEC for offering pursuant to Rule 415 under the Securities Act of 1933.

      See Notes 3 and 4 to Financial Statements for further details concerning financing arrangements and capitalization.

      Minimum Pension Liability -- TXU Corp. believes that if actual investment returns continue at current levels and interest rates remain unchanged through the rest of the year, it will be required to record an increase in minimum pension liability as of December 31, 2002. The minimum pension liability represents the difference between the excess of the accumulated benefit obligation over the plans' assets and the liability recorded. A majority of the liability would be recorded as a reduction to shareholder's equity, as a component of accumulated comprehensive income. A preliminary estimate based on information available at this time indicates that the minimum pension liability for the TXU Corp. plan would be approximately $140 million. The recording of the liability will not affect TXU Corp.'s or any of its subsidiaries' financial covenants in any of their credit agreements.

     Further, based on the current assumptions and available information, in 2003 funding requirments related to the pension plans are expected to increase by $10 million and pension expense is expected to increase approximately $30 million over the current year amounts for TXU Corp. Amounts applicable to US Holdings have not yet been determined.

COMMITMENTS AND CONTINGENCIES

      See Note 6 to Financial Statements for a discussion of contingencies.

      All exposures related to Enron have been provided for. US Holdings' significant activities with Enron were associated with energy trading contracts. These positions were marked to market and resulted in a net liability to Enron of $107 million at December 31, 2001. The net liability at September 30, 2002 was $121 million. All contracts in existence at the date of the Enron bankruptcy have been terminated and are no longer marked to market and have been reclassified to other current liabilities.

 REGULATION AND RATES

      Regulatory Settlement Plan -- (For additional discussion of the settlement plan and related items, see Note 4 to Financial Statements in US Holdings' Annual Report on Form 10-K for the fiscal year ended December 31, 2001.) On December 31, 2001, US Holdings filed a settlement plan with the Commission, which was approved by the Commission on June 20, 2002. On August 5, 2002, the Commission issued a financing order, pursuant to the settlement plan, authorizing the issuance of transition (securitization) bonds with a principal amount of $1.3 billion. The Commission's order approving the settlement plan and the financing order were appealed by certain nonsettling parties in five separate dockets in Travis County, Texas District Court in August 2002. The court has consolidated these dockets into one, and a hearing on the merits is scheduled for February 4, 2003. US Holdings is unable to predict when the appeal process related to the Commission's approval of the settlement plan and the financing order will be concluded or the outcome. If the Commission's approval is upheld, the settlement plan resolves all major pending issues related to US Holdings' transition to competition and will supersede certain proceedings that are related to the 1999 Restructuring Legislation. The settlement plan does not remove regulatory oversight of Oncor's business nor does it eliminate TXU Energy's price-to-beat rates and related possible fuel adjustments.

      The principal and interest on the securitization bonds would be secured by payments from retail customers to provide recovery of generation-related regulatory assets and other qualified costs. These regulatory assets have a carrying value of approximately $1.8 billion. Once the bonds are issued, the full amount of the regulatory assets will be amortized to expense by Oncor over the life of the bonds. Any amount of the $1.8 billion which is in excess of the future cash flows from the customer payments to service the bonds will be expensed at the time such shortfall, if any, is determined. Assuming the bonds were issued at the present time and considering current interest rates, the amount of the regulatory asset's carrying value would exceed the cash flows from the bonds by approximately $130 million.

      Open-Access Transmission -- At the federal level, Federal Energy Regulatory Commission (FERC) Order No. 888 requires all FERC-jurisdictional electric public utilities to offer third parties wholesale transmission services under an open-access tariff.

      On January 3, 2002, the Supreme Court of Texas issued a mandate affirming the judgment of the Court of Appeals that held that the pricing provisions of the Commission's open access wholesale transmission rules, which had mandated the use of a particular rate setting methodology, were invalid because they exceeded the statutory authority of the Commission. On January 10, 2002, Reliant Energy Incorporated and the City Public Service Board of San Antonio each filed lawsuits in the Travis County, Texas District Court against the Commission and each of the entities to whom they had made payments for transmission service under the invalidated pricing rules for the period January 1, 1997 through August 31, 1999, seeking declaratory orders that, as a result of the application of the invalid pricing rules, the defendants owe unspecified amounts. US Holdings and TXU SESCO are named defendants in both suits. US Holdings, TXU SESCO and Oncor are unable to predict the outcome of this litigation.

      TXU Energy -- Under Commission rules, affiliated REPs of utilities are allowed to petition the Commission for an increase in the fuel factor component of their price-to-beat rates if the average price of natural gas futures increases more than 4% from the level used to set the previous price-to-beat fuel factor rate. In April 2002, TXU Energy filed a request with the Commission to increase the fuel factor component of its price-to-beat rates. On August 23, 2002, the Commission approved the fuel factor increase. The fuel factor increase was implemented for the billing month beginning on August 26, 2002. Average residential customers using 1,000 KWh saw an increase of just under 5% in their monthly electric bill.

      TXU Energy is the current provider of last resort (POLR) for residential and small non-residential customers in all areas of ERCOT, where customer choice is available except in its incumbent service areas, and is the POLR for large non-residential customers in its incumbent service area. TXU Energy's current POLR contract ends on December 31, 2002. On August 22, 2002, the Commission adopted new rules that significantly changed POLR service. Under the new POLR rules, effective September 24, 2002, residential and small non-residential customers served by affiliated REPs and all large non-residential customers could be subject to disconnection for non-payment rather than being transferred to a POLR provider. Also effective on September 24, 2002, non-affiliated REPs ceased transferring non-paying customers to the POLR provider, and instead began transferring them to the affiliated REP. Within the new POLR framework, the POLR only provides electric service to customers who request POLR service, whose selected REP goes out of business, or who are transferred to the POLR by other REPs for reasons other than non-payment. This limited POLR service will be provided by certified REPs for a two-year period beginning January 1, 2003, and will be selected through a competitive bid process. If no bids are submitted or all bids are rejected, a lottery will be conducted to select a POLR to serve residential, small non-residential customers and large non-residential customers. Only the affiliated REP and the POLR can disconnect residential and small non-residential customers for non-payment under the revised rules. Large non-residential customers can be disconnected by any REP if the customer's contract allows for it. The Commission will consider whether all REPs should be able to disconnect non-paying customers and will make a determination by October 1, 2004.

CHANGES IN ACCOUNTING STANDARDS

      See Note 2 to Financial Statements for discussion of changes in accounting standards.

RISK FACTORS THAT MAY AFFECT FUTURE RESULTS

      The following risk factors are being presented in consideration of industry practice with respect to disclosure of such information in filings under the Securities Exchange Act of 1934, as amended.

      Some important factors, in addition to others specifically addressed in Management's Discussion and Analysis of Financial Condition and Results of Operations, that could have a significant impact on US Holdings' operations and financial results, and could cause US Holdings' actual results or outcomes to differ materially from those discussed in the forward-looking statements set forth below, include:

      US Holdings operates in changing market environments influenced by various legislative and regulatory initiatives regarding deregulation, regulation or restructuring of the energy industry, including deregulation of the production and sale of electricity. US Holdings will need to adapt to these changes and may face increasing competitive pressure.

      As a result of the energy crisis in California during the summer of 2001, the recent volatility of natural gas prices in North America, the bankruptcy filing by the Enron Corporation, recently discovered accounting irregularities of public companies, and investigations by governmental authorities into energy trading activities, companies in the regulated and non-regulated utility businesses have been under a generally increased amount of public and regulatory scrutiny. Recently discovered accounting irregularities at certain companies in the industry have caused regulators and legislators to review current accounting practices and financial disclosures. The capital markets and ratings agencies also have increased their level of scrutiny. Additionally, allegations against various energy trading companies of "round trip" or "wash" transactions, which involve the simultaneous buying and selling of the same amount of power at the same price and provide no true economic benefit, may have a negative effect on the industry. US Holdings believes that it is complying with all applicable laws, but it is difficult or impossible to predict or control what effect these events may have on US Holdings' financial condition or access to the capital markets. Additionally, it is unclear what laws and regulations may develop, and US Holdings cannot predict the ultimate impact of any future changes in accounting regulations or practices in general with respect to public companies, the energy industry or it's operations specifically. Any such new accounting standards could negatively impact reported results of operations.

      US Holdings is subject to changes in laws or regulations, including the Federal Power Act, as amended, the Public Utility Regulatory Policies Act of 1978, as amended, and the Public Utility Holding Company Act of 1935, as amended, changing governmental policies and regulatory actions, including those of the Texas Public Utility Commission and the U.S. Nuclear Regulatory Commission and the Federal Energy Regulatory Commission, with respect to matters including, but not limited to, approval of the settlement plan proposed to the Commission to resolve all major pending issues related to the transition to competition, operation of nuclear power facilities, operation and construction of other power generation facilities, operation and construction of transmission facilities, acquisition, disposal, depreciation and amortization of regulated assets and facilities, decommissioning costs, return on invested capital for US Holdings' regulated businesses, and present or prospective wholesale and retail competition.

      US Holdings' regulated businesses are subject to cost-of-service regulation and annual earnings oversight. This regulatory treatment does not provide any assurance as to achievement of earnings levels.

      Risk factors specifically affecting the performance of US Holdings' nonregulated businesses in competitive wholesale and retail markets, particularly in Texas, include continuity and reliability of generation plant output, the price and supply of fuel and power purchased for resale, transmission constraints and congestion expenses, competition from new sources of generation, variability in demand for power, reduced market liquidity and/or reduced number of wholesale counterparties, market penetration by other REPs into US Holdings' traditional service area, US Holdings' ability to penetrate other REP's traditional service areas, and reliability of computer systems and other processes maintained by ERCOT and availability and reliability of transmission and distribution facilities owned and operated by others. Further, as US Holdings may enter into long-term power purchase and power sales agreements, its financial results could be adversely affected by changes in commodity market prices.

      US Holdings relies on access to financial markets as a significant source of liquidity for capital requirements not satisfied by operating cash flows. The inability to raise capital on favorable terms, particularly during times of uncertainty in the financial markets, could impact US Holdings' ability to sustain and grow its businesses, which are capital intensive, and would likely increase its capital costs. Further, concerns on the part of counterparties regarding US Holdings' liquidity and credit could limit its short-term trading and risk management activities as well as its ability to enter into larger and longer-dated transactions.

      US Holdings uses derivative instruments, such as swaps, options, futures and forwards to manage its commodity and financial market risks and engage in trading activities. US Holdings could recognize financial losses as a result of volatility in the market values of these contracts, or if a counterparty fails to perform. US Holdings' inability or failure to effectively hedge its assets or positions against changes in commodity prices, interest rates, counterparty credit risk or other risk measures could result in greater volatility of and/or declines in future financial results. Results from trading and risk management activities may be adversely affected as trading markets mature, or as activity in markets declines due to lack of credit-worthy counterparties, reduced price volatility and arbitrage opportunities or other factors.

      The operation of power generation and energy transportation facilities involves many risks, including start up risks, breakdown or failure of equipment, transmission lines and pipelines, lack of sufficient capital to maintain the facilities, the dependence on a specific fuel source or the impact of unusual or adverse weather conditions or other natural events, as well as the risk of performance below expected levels of output or efficiency. This could result in lost revenues and/or increased expenses. Insurance, warranties or performance guarantees may not cover any or all of the lost revenues or increased expenses, including the cost of replacement power. In addition to these risks, US Holdings' nuclear units face certain risks that are unique to the nuclear industry including additional regulatory actions up to and including shut down of the units stemming from public safety concerns both at US Holdings' plants and at the plants of other nuclear operators. Breakdown or failure of a US Holdings operating facility may prevent the facility from performing under applicable power sales agreements which, in certain situations, could result in termination of those agreements or incurring a liability for liquidated damages.

      Natural disasters, war, terrorist acts and other catastrophic events may impact US Holdings' operations in unpredictable ways, including disruption of power production and energy delivery activities, declines in customer demand, commodity price increases and instability in the financial markets.

      US Holdings is subject to extensive federal, state and local environmental statutes, rules and regulations relating to air quality, water quality, waste management, natural resources and health and safety that could, among other things, restrict or limit the use of certain fuels required for the production of electricity. There are capital, operating and other costs associated with compliance with these environmental statutes, rules and regulations, and those costs could increase in the future.

      US Holdings' ability to successfully and timely complete capital improvements to existing facilities or other capital projects is contingent upon many variables and subject to substantial risks. Should any such efforts be unsuccessful, US Holdings could be subject to additional costs and/or the write off of its investment in the project or improvement.

      US Holdings is likely to encounter competition for acquisition opportunities that may become available as a result of the consolidation of the US power industry. In addition, US Holdings may be unable to identify attractive acquisition opportunities at favorable prices or may not be successful in integrating acquisitions.

      US Holdings is subject to the effects of new or changes in, income tax rates or policies and increases in taxes related to property, plant and equipment and gross receipts and other taxes. Further, US Holdings is subject to audit and reversal of its tax positions by the Internal Revenue Service and state taxing authorities.

      US Holdings' ability to obtain insurance, and the cost of and coverage provided by such insurance, could be affected by events outside its control.

      US Holdings is subject to employee workforce factors, including loss or retirement of key executives, availability of qualified personnel, collective bargaining agreements with union employees or work stoppage.

      The issues and associated risks and uncertainties described above are not the only ones US Holdings may face. Additional issues may arise or become material as the energy industry evolves. The risks and uncertainties associated with these additional issues could impair US Holdings' businesses in the future. Reference is made to the discussion under Liquidity and Capital Resources.

FORWARD-LOOKING STATEMENTS

      This report and other presentations made by US Holdings contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Although US Holdings believes that in making such statements its expectations are based on reasonable assumptions, any such statement involves uncertainties and is qualified in its entirety by reference to factors contained in the Forward-Looking Statements section of Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in US Holdings' 2001 Form 10-K, as well as general industry trends; implementation of the Texas electricity deregulation legislation and other legislation; power costs and availability; changes in business strategy, development plans or vendor relationships; unanticipated changes in operating expenses and capital expenditures; legal and administration proceedings and settlements; availability of qualified personnel; changes in, or the failure or inability to comply with, governmental regulations, including, without limitation, environmental regulations; changes in tax laws; implementation of new accounting standards; commercial paper market and global financial and credit market conditions; credit rating agency actions; and access to adequate transmission facilities to meet changing demands; among others, that could cause the actual results of US Holdings to differ materially from those projected in such forward-looking statements.

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

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

      Except as discussed below, the information required hereunder is not significantly different from the information set forth in Item 7A. Quantitative and Qualitative Disclosures About Market Risk included in US Holdings' 2001 Form 10-K and is therefore not presented herein.

                                                    Expected Maturity Date
                                  -------------------------------------------------------------
                                                                                                      September 30,  December 31,
                                               (Millions of Dollars, Except Percentages)                  2002            2001
                                                                                                          ----            ----
                                                                                        There-            Fair            Fair
                                     2002    2003     2004    2005     2006    2007     After     Total   Value           Value
                                     ----    ----     ----    ----     ----    ----     -----     -----   -----           -----

        Long-term debt(including
           current maturities)
        Fixed rate                  $   20  $  388  $  225  $  127  $    6    $  216   $4,387     $5,369    $5,434       $3,943
           Average interest rate      6.88%   6.96%   7.19%   6.87%   8.96%     5.21%    6.50%      6.52%      --           --
        Variable rate                  --   $  400      --      --      --    $    1   $  432     $  833    $  833       $2,334
           Average interest rate       --     6.73%     --      --      --      3.03%    1.75%      4.14%      --           --
        Preferred stock of
           subsidiary subject to
           mandatory redemption
        Fixed rate                    --    $   10   $  10     $ 1      --       --       --        $ 21    $   15       $  21
        Average interest rate         --      6.68%   6.68%   6.98%     --       --       --        6.69%       --         --


      See Note 3 to Financial Statements for further detail of debt issuances and retirements.

Item 4.  CONTROLS AND PROCEDURES

      An evaluation was performed under the supervision and with the participation of US Holdings' management, including the principal executive officer and principal financial officer, of the effectiveness of the design and operation of the disclosure controls and procedures in effect within 90 days of the filing date of this quarterly report. Based on the evaluation performed, US Holdings' management, including the principal executive officer and principal financial officer, concluded that the disclosure controls and procedures were effective. There were no significant changes in US Holdings' internal controls or in other factors that could significantly affect internal controls subsequent to their evaluation.

PART II.  OTHER INFORMATION

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits filed as part of Part II are:

       15 Letter from independent accountants as to unaudited interim financial information.

      99(a) Condensed   Statements  of  Consolidated   Income  -  Twelve
            Months Ended September 30, 2002.

      99(b) Chief Executive Officer Certification.

      99(c) Chief Financial Officer Certification.

      99(d) Detail of Long-term Debt as of September 30, 2002.

     -----------------

  (b) Reports on Form 8-K filed since June 30, 2002:

        Date of Report      Item Reported
        -------------       -------------

        August 23, 2002     Item 5.  Other Events and Regulation FD Disclosure.
                            Item 7.  Financial Statements and Exhibits.

        August 27, 2002     Item 5.  Other Events and Regulation FD Disclosure.
                            Item 7.  Financial Statements and Exhibits.

        November 5, 2002    Item 2.  Disposition of Assets.

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



                                         TXU US HOLDINGS COMPANY




                                      By         /s/ Biggs C. Porter
                                        ------------------------------

                                                    Biggs C. Porter
                                                   Vice President,
                                             Principal Accounting Officer




Date: November 14, 2002

                             TXU US HOLDINGS COMPANY

                              CERTIFICATION OF CEO


         I, Erle Nye, Chairman of the Board and Chief Executive of TXU US Holdings Company, certify that:

1.       I have reviewed this quarterly report on Form 10-Q of TXU US Holdings
         Company;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the period presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in the Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

      a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: November 14, 2002
                                          /s/ Erle Nye
                              ----------------------------------------------
                              Signature:  Erle Nye
                              Title: Chairman of the Board and Chief Executive

                             TXU US HOLDINGS COMPANY

                              CERTIFICATION OF PFO


     I, Michael J. McNally, Principal Financial Officer of TXU US Holdings Company, certify that:

1.       I have reviewed this quarterly report on Form 10-Q of TXU US Holdings
         Company;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the period presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in the Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

        a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

       b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

       c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

      a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: November 14, 2002                       /s/ Michael J. McNally
                                       --------------------------------------
                                       Signature: Michael J. McNally
                                       Title:  Principal Financial Officer