Form 10-K
period 2002-12-31
TXU US HOLDINGS CO
filed 2003-03-28
CIK 710182

===============================================================================

                          UNITED STATES SECURITIES AND
                               EXCHANGE COMMISSION

                             Washington, D.C. 20549

                    ----------------------------------------

                                    FORM 10-K

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 2002

                                     -- OR--
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                    ----------------------------------------

            Exact Name of Registrant as Specified in its Charter;
Commission    State of Incorporation; Address of Principal    I.R.S. Employer
File Number      Executive Offices; and Telephone Number     Identification No.
-----------  ----------------------------------------------- -----------------
1-11668            TXU US Holdings Company                      75-1837355
                      a Texas Corporation
                 Energy Plaza, 1601 Bryan Street
                      Dallas, TX 75201-3411
                         (214) 812-4600

Securities registered pursuant to Section 12(b) of the Act:

                 --------------------------------------------

                                                     Name of Each Exchange on
Title of Each Class                                      Which Registered
-------------------                                  ------------------------

Depositary Shares, Series A, each representing 1/4    New York Stock Exchange
of a share of $7.50 Cumulative Preferred Stock, without par value

Depositary Shares, Series B, each representing 1/4    New York Stock Exchange
of a share of $7.22 Cumulative Preferred Stock, without par value

Securities registered pursuant to Section 12(g) of the Act:  Preferred Stock, without par value

                --------------------------------------------
Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. Yes X No
                                                  --    --

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is an  accelerated  filer (as
defined in Rule 12b-2 of the Securities Exchange Act). Yes   No X
                                                          --   --
Aggregate   market   value  of  TXU  US  Holdings   Common  Stock  held  by
non-affiliates: None

ommon Stock outstanding at March 26, 2003: TXU US Holdings Company - 52,817,862 shares, without par value

                 --------------------------------------------

                   DOCUMENTS INCORPORATED BY REFERENCE - None

                 --------------------------------------------

===============================================================================

                                TABLE OF CONTENTS
                                                                                                                Page
                                     PART I                                                                     ----
Items 1. and  2. BUSINESS and PROPERTIES............................................................               1
                TXU US HOLDINGS COMPANY AND SUBSIDIARIES............................................               1
                ELECTRIC RESTRUCTURING..............................................................               2
                COMPETITIVE STRATEGY................................................................               4
                OPERATING SEGMENTS..................................................................               4
                     Energy.........................................................................               4
                     Electric Delivery..............................................................               4
                ENVIRONMENTAL MATTERS...............................................................              12

Item 3.  LEGAL PROCEEDINGS..........................................................................              13

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS........................................              14

                                     PART II
Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
               STOCKHOLDER MATTERS..................................................................              14

Item 6.  SELECTED FINANCIAL DATA....................................................................              14

Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                RESULTS OF OPERATIONS...............................................................              14

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.................................              14

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA................................................              14

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
               AND FINANCIAL DISCLOSURE.............................................................              14

                                     PART III
Item 10.   DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT...........................................              15

Item 11.   EXECUTIVE COMPENSATION...................................................................              17

Item 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT...........................              28

Item 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...........................................              28

Item 14.   CONTROLS AND PROCEDURES..................................................................              29

                                     PART IV
Item 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K..........................              29

APPENDIX A - Financial Information                                                                               A-1

APPENDIX B - TXU US Holdings Company Exhibits for 2002 Form 10-K                                                 B-1

Periodic reports on Form 10-K and Form 10-Q and current reports on Form 8-K that contain financial information of TXU US Holdings Company are made available to the public, free of charge, on the TXU Corp. website at http://www.txucorp.com, shortly after they have been filed with the Securities and Exchange Commission. TXU US Holdings Company will provide copies of current reports not posted on the website upon request.

                                     PART I

Items 1. and 2. BUSINESS and PROPERTIES

                    TXU US HOLDINGS COMPANY AND SUBSIDIARIES
                    ----------------------------------------
      As of January 1, 2002, TXU US Holdings Company (US Holdings, formerly TXU Electric Company) is a holding company for TXU Energy Company LLC (TXU Energy) and Oncor Electric Delivery Company (Oncor). US Holdings is a wholly-owned subsidiary of TXU Corp., a Texas corporation. Prior to January 1, 2002, US Holdings was a regulated, integrated utility company directly engaged in the generation, purchase, transmission, distribution and sale of electric energy in the north-central, eastern and western parts of Texas.

      Use of the term "US Holdings", unless otherwise noted or indicated by the context, refers to US Holdings, a holding company, and/or its consolidated subsidiaries.

      US Holdings, through its TXU Energy and Oncor subsidiaries, engages in power production (electricity generation), wholesale energy sales, retail energy sales and related services, portfolio management, including risk management and certain trading activities, and the delivery of electricity. US Holdings is one of the largest energy services companies in the United States (US) with $8 billion in revenue and $24 billion of assets. US Holdings owns or leases and operates 19,140 megawatts of power generation and sells 120 terawatt hours of electricity annually. US Holdings sells energy to over 2.7 million residential, commercial and industrial customers. At December 31, 2002, US Holdings and its subsidiaries had approximately 10,021 full-time employees.

      Legislation passed during the 1999 session of the Texas Legislature restructured the electric utility industry in Texas and provided for a transition to increased competition in the generation and retail sale of electricity (1999 Restructuring Legislation). As a result, TXU Corp. restructured certain of its businesses effective January 1, 2002. In order to satisfy its obligations to unbundle its business pursuant to the 1999 Restructuring Legislation and consistent with its business separation plan as approved on October 31, 2001 by the Public Utility Commission of Texas (Commission), as of January 1, 2002, US Holdings transferred:

 o its electric transmission and distribution (T&D) operations to Oncor, which is a utility regulated by the Commission and a wholly-owned subsidiary of US Holdings,

 o its power generation operations to subsidiaries of TXU Energy, which is the new competitive business and a wholly-owned subsidiary of US Holdings, and

 o its retail customers to a subsidiary retail electric provider (REP) of TXU Energy.

      The T&D assets of TXU SESCO Company, a subsidiary of TXU Corp., also were transferred to Oncor. In addition, as of January 1, 2002, US Holdings acquired the following businesses from within the TXU Corp. system and transferred them to TXU Energy: the REP of TXU SESCO Company; operations involving certain risk management and energy trading activities and the unregulated commercial and industrial (C&I) retail gas operations of TXU Gas Company (TXU Gas); and the energy management services businesses and other affiliates of TXU Corp., including the fuel procurement and coal mining businesses that service the generation operations.

      See further discussion of the 1999 Restructuring Legislation below.

      The following is a description of the business of US Holdings and its principal subsidiaries.


      TXU Energy and Oncor -- US Holdings is a holding company for TXU Energy and Oncor. TXU Energy serves more than 2.7 million retail electric customers(1) and owns, or leases and operates 19,140 megawatts of power generating capacity. Oncor owns and operates 96,847 miles of electric distribution lines and 14,137 miles of electric transmission lines. The businesses transferred to TXU Energy and Oncor effective January 1, 2002, together comprised the integrated electric utility business conducted by US Holdings prior to that date. In addition, as of January 1, 2002, TXU Energy acquired the following businesses from within the TXU Corp. system: the REP of TXU SESCO Company; operations involving certain

---------------------------
1 All numbers of electric customers are based on the number of meters.

risk management and energy trading activities and the unregulated commercial/industrial retail gas business of TXU Gas Company (TXU Gas); and the energy management services businesses and other affiliates of TXU Corp., including the fuel supply and coal mining businesses that primarily service the generation operations. Also, the T&D business of TXU SESCO Company was transferred to Oncor. The operating assets of TXU Energy and Oncor are located principally in the north-central, eastern and western parts of Texas.

      US Holdings and its subsidiaries operate within the Electric Reliability Council of Texas (ERCOT) system. ERCOT is an intrastate network of investor-owned entities, cooperatives, public entities, non-utility generators and power marketers. ERCOT is the regional reliability coordinating organization for member electric power systems in Texas and the Independent System Operator of the interconnected transmission system of those systems, and is responsible for ensuring equal access to transmission service by all wholesale market participants in the ERCOT region.

                             ELECTRIC RESTRUCTURING
                             ----------------------

       Restructuring Legislation -- Under the 1999 Restructuring Legislation discussed above, each electric utility was required to separate (unbundle) by January 1, 2002 its business activities into a power generation company (PGC), a REP, and a T&D utility or separate T&D utilities. Unbundled T&D utilities within ERCOT, such as Oncor, remain regulated by the Commission.

      Beginning January 1, 2002, REPs affiliated with T&D utilities began charging residential and small commercial customers located in their historical service territory rates that are 6% less than the rates that were in effect on January 1, 1999, as adjusted for fuel factor changes ("price-to-beat rate"). TXU Energy, as a REP affiliated with a T&D utility (Oncor), may not charge prices to such customers that are different from the price-to-beat rate until the earlier of January 1, 2005, or the date on which 40% of the electricity consumed by customers in those respective customer classes is supplied by competing REPs. Thereafter, TXU Energy may offer rates different from the price-to-beat rate, but it must also continue to make the price-to-beat, adjusted for fuel factor changes, available for residential and small commercial customers until January 1, 2007. REPs must be certified by the Commission. TXU Energy has received appropriate REP certifications from the Commission.

      Also, beginning January 1, 2002, PGCs that are affiliated with T&D utilities may charge unregulated prices in connection with ERCOT wholesale power transactions. Estimated costs associated with PGC nuclear power plant decommissioning obligations continue to be recovered as a nonbypassable T&D charge over the life of the plant. Each affiliated PGC owning 400 megawatts or more of installed generating capacity must offer each year at auction entitlements to at least 15% of such capacity. The obligation of an affiliated PGC to sell capacity entitlements at auction continues until the earlier of January 1, 2007 or the date on which 40% of the electricity consumed by residential and small commercial customers of the PGC's affiliated REP is supplied by competing REPs. PGCs must be registered with the Commission. TXU Energy has filed appropriate PGC registrations with the Commission.

      The 1999 Restructuring Legislation also provided for the recovery of generation-related regulatory assets (regulatory assets) and generation-related and purchased power-related costs that are in excess of market value (stranded costs). It provided means for electric utilities to mitigate stranded costs during the rate freeze period that preceded unbundling. Unmitigated stranded costs would be finally determined in a 2004 "true-up" proceeding relying principally upon market-based asset valuations. Regulatory assets and unmitigated stranded costs can be recovered through the issuance of transition (securitization) bonds or imposition of a competition transition charge.

      Further, a REP would also be required to reconcile and credit to its affiliated T&D utility (and the T&D utility to credit T&D customers), as a so-called retail clawback, any positive difference between the price-to-beat rate, reduced by the nonbypassable delivery charge, and the prevailing market price of electricity during the same time period to the extent the price-to-beat rate exceeded the market price of electricity. This reconciliation is not required for the applicable customer class if 40% of the electricity consumed by customers in that class is supplied by competing REPs before January 1, 2004. If a retail clawback reconciliation is required, the 1999 Restructuring Legislation provided that the amount credited cannot exceed an amount equal to the number of residential or small commercial customers served by a T&D utility that are buying electricity from the affiliated REP at the price-to-beat rate on January 1, 2004, minus the number of new customers obtained outside the historical service territory, multiplied by $150. (The calculation of this credit was altered for TXU Energy in connection with the Settlement Plan discussed below.)

       Regulatory Settlement Plan -- On December 31, 2001, US Holdings filed a settlement plan (Settlement Plan) with the Commission. It resolved all major pending issues related to US Holdings' transition to competition pursuant to the 1999 Restructuring Legislation. The settlement (Settlement) provided for in the Settlement Plan does not remove regulatory oversight of Oncor's business nor does it eliminate TXU Energy's price-to-beat rates and related fuel adjustments. The Settlement was approved by the Commission in June 2002. In August 2002, the Commission issued a financing order, pursuant to the Settlement Plan, authorizing the issuance of securitization bonds relating to recovery of regulatory assets. The Commission's order approving the Settlement Plan and the financing order were appealed by certain nonsettling parties to the Travis County, Texas, District Court in August 2002. In January 2003, US Holdings concluded a settlement of these appeals and they were dismissed. Thus, the Settlement became final.

      The major elements of the Settlement are:

       Excess Mitigation Credit and Appeals Related to T&D Rates -- In 2002, Oncor began implementing an excess stranded cost mitigation credit in the amount of $350 million, plus interest, applied over a two-year period as a reduction to T&D rates charged to REPs. In June 2001, the Commission had issued an interim order that addressed Oncor's charges for T&D service when retail competition would begin. Among other things, that interim order, and subsequent final order issued in October 2001, required Oncor to reduce rates over the period from 2002-2008. The Commission's decision was appealed by US Holdings to the Travis County, Texas District Court. Finalization of the Settlement means US Holdings' appeal has been dismissed. Also, in July 2001, the staff of the Commission had notified US Holdings and the Commission that it disagreed with US Holdings' computation of the level of earnings in excess of the regulatory earnings cap for calendar year 2000. In August 2001, the Commission issued an order adopting the staff position. US Holdings appealed this matter to the Travis County, Texas, District Court, which affirmed the Commission's order and US Holdings then appealed that decision to the Third District Court of Appeals in Austin, Texas. This appeal has now been dismissed.

       Regulatory Asset Securitization -- In October 1999, US Holdings filed an application with the Commission for a financing order to permit the issuance by a special purpose entity of $1.65 billion of securitization bonds. In May 2000, the Commission signed an order rejecting such request and authorized only $363 million of such bonds. US Holdings filed an appeal with the Travis County, Texas, District Court and in September 2000, the Court issued a judgment that reversed part of the Commission's order and affirmed other aspects of the Commission's order. US Holdings and various other parties appealed this judgment directly to the Supreme Court of Texas, and in June 2001, it issued a ruling; in October 2001, it remanded the case to the Commission, which consolidated it into the Settlement Plan proceeding. In accordance with the Settlement, Oncor received a financing order authorizing it to issue securitization bonds in the aggregate principal amount of $1.3 billion to recover regulatory assets and other qualified costs. The Settlement provides that there can be an initial issuance of securitization bonds in the amount of up to $500 million, followed by a second issuance of the remainder after 2003. The Settlement resolves all issues related to regulatory assets and liabilities.

      Retail Clawback -- If, as currently expected, TXU Energy retains more than 60% of its historical residential and small commercial customers (representing such customers of US Holdings and TXU SESCO Company as of January 1, 2002) after the first two years of competition, the amount of the retail clawback credit will be equal to the number of residential and small commercial customers retained by TXU Energy in its historical service territory on January 1, 2004, less the number of new customers TXU Energy has added outside of its historical service territory as of January 1, 2004, multiplied by $90. This determination will be made separately for the residential and small commercial classes. The credit, if any, will be applied to T&D rates charged by Oncor to REPs, including TXU Energy, over a two-year period beginning January 1, 2004. Under the settlement agreement, TXU Energy will make a compliance filing with the Commission reflecting customer count as of January, 2004. In the fourth quarter of 2002, TXU Energy recorded a $185 million ($120 million after-tax) charge for the retail clawback, which represents the current best estimate of the amount to be funded to Oncor over the two-year period.

       Stranded Cost Resolution -- TXU Energy's stranded costs, not including regulatory assets, are fixed at zero. Accordingly, it will not have to conduct the stranded cost true-up in 2004 provided for in the 1999 Restructuring Legislation. The Settlement also precludes recovery by US Holdings of certain environmental improvement costs. In addition, the Settlement resulted in a resolution of the regulatory disallowance of amounts related to US Holdings' repurchase of minority owner interests in the Comanche Peak nuclear generating station. The Commission's final order in connection with US Holdings' January 1990 rate increase request had been ultimately reviewed by the Supreme Court of

Texas, and an aggregate of $909 million of disallowances with respect to US Holdings' reacquisitions of minority owners' interests in Comanche Peak, which had previously been recorded as a charge to earnings, was remanded to the District Court and then to the Commission for reconsideration. As a result of the Settlement, this remand has been dismissed.

      Fuel Cost Recovery -- The Settlement also provides that US Holdings will not seek to recover its unrecovered fuel costs which existed at December 31, 2001. Also, it will not conduct a final fuel cost reconciliation, which would have covered the period from July 1998 until the beginning of competition in January 2002.

      Provider of Last Resort -- Through calendar year 2002, TXU Energy was the provider of last resort (POLR) for residential and small non-residential customers in those areas of ERCOT where customer choice was available outside its historical service territory, and was the POLR for large non-residential customers in its historical service territory. TXU Energy's POLR contract expired on December 31, 2002. However, in August 2002, the Commission adopted new rules that significantly changed POLR service. Under the new POLR rules, instead of being transferred to the POLR, non-paying residential and small non-residential customers served by affiliated REPs are subject to disconnection. Non-paying residential and small non-residential customers served by non-affiliated REPs are transferred to the affiliated REP. Non-paying large non-residential customers can be disconnected by any REP if the customer's contract does not preclude it. Thus, within the new POLR framework, the POLR provides electric service only to customers who request POLR service, whose selected REP goes out of business, or who are transferred to the POLR by other REPs for reasons other than non-payment. No later than October 1, 2004, the Commission must decide whether all REPs should be permitted to disconnect all non-paying customers. The new POLR rules are expected to result in reduced bad debt expense beginning in 2003.

      Through a competitive bid process, the Commission selected a POLR to serve for a two-year term beginning January 1, 2003, for several areas within Texas. In areas for which no bids were submitted, the Commission selected the POLR by lottery. TXU Energy did not bid to be POLR, but was designated POLR through lottery for small business and residential customers in certain West Texas service areas and for small business customers in the Houston service area.

                              COMPETITIVE STRATEGY
                              --------------------
      TXU Corp. has developed a strategy designed to achieve operations of significant scale in selected regions which optimize a portfolio of assets, capabilities and customer relationships across multiple products and services. US Holdings plans to enhance its leading position in retail and wholesale electric sales and related services and electricity transmission and delivery in Texas. US Holdings' strategy involves establishing upstream positions (electricity generation through ownership or contracts and pipeline access to multiple supply sources and storage assets) and downstream retail customer relationships. US Holdings uses the knowledge gained from and the value of these positions through effective portfolio management capabilities to manage the risk and enhance the value of existing positions while adjusting the portfolio as needed to address market conditions. US Holdings intends to focus on operational excellence in its current operations, cost reductions, customer retention and debt reductions to strengthen its balance sheet and support future growth. US Holdings intends for its electric delivery business to continue to be a leader in the efficient and reliable transmission and distribution of electricity.

                               OPERATING SEGMENTS
                               ------------------
      Prior to January 1, 2002, US Holdings had no separate reportable operating segments. As a result of TXU Corp.'s reorganization as of January 1, 2002 (see discussion in Note 1 to Financial Statements under "Business Restructuring"), US Holdings realigned its operations into two reportable segments: Energy and Electric Delivery. Prior period amounts have been restated to conform to the new segments.

      Energy - operations, principally in the competitive Texas market, involving power production, wholesale energy sales, retail energy sales and services, as well as portfolio management, including risk management and certain trading activities.

      Electric Delivery - regulated operations in Texas involving the transmission and distribution of electricity.

      Reasonable allocation methodologies were used to unbundle the financial statements of US Holdings between its generation and T&D operations. Allocation of revenues reflected consideration of return on invested capital, which continues to be regulated for the T&D operations. US Holdings maintained expense accounts for each of its component operations. Costs of energy and expenses related to operations and maintenance and depreciation and amortization, as well as assets, such as property, plant and equipment, materials and supplies and fuel, were specifically identified by component operation and disaggregated. Various allocation methodologies were used to disaggregate common expenses, assets and liabilities between US Holdings' generation and T&D operations. Interest and other financing costs were determined based upon debt allocated. Allocations reflected in the financial information for 2001 and 2000 did not necessarily result in amounts reported in individual line items that are comparable to actual results in 2002. Had the unbundled operations of US Holdings actually existed as separate entities in a deregulated environment, their results of operations could have differed materially from those included in the historical financial statements included herein.

                                     ENERGY


      The Energy segment was created as a result of the deregulation of the electric utility industry in Texas, which became effective January 1, 2002. The Energy segment is an integrated operation that engages in power production, wholesale energy sales, retail energy sales and related services and portfolio management activities, primarily in the state of Texas. The Energy segment's operations are conducted principally through TXU Energy and its following subsidiaries: TXU Generation Holdings Company LLC; TXU Portfolio Management Company LP; TXU Energy Retail Company LP; TXU Energy Solutions Company LP; TXU Fuel Company; and two coal mining subsidiaries.

     TXU Energy is one of the largest competitive retailers of energy in the US. Regulatory restructuring in Texas has resulted in competitive markets within the state, thus presenting additional opportunities for growth accompanied by the introduction of competitive pressures.

      TXU Energy's strategy is to focus on operational excellence, customer retention and low risk growth from core operations in Texas. TXU Energy intends to accomplish this through the operation of a single, integrated energy business managing a portfolio of assets, capabilities and customer relationships. TXU Energy's portfolio of assets includes 19,140 megawatts of owned or leased power generating capacity, approximately 2,700 megawatts of power generating capacity under power purchase contracts and over 2.7 million retail electric customers. Early in 2002, TXU Energy intended to enhance its significant business portfolio in Texas through expansion into other regions in North America. However, the slowed pace of deregulation, the weaker economy, reduced liquidity in power markets and reduced developmental capital spending have resulted in TXU Energy delaying those growth objectives until competitive and regulatory environments develop and economic factors improve. TXU Energy is currently implementing plans to reduce operating costs.

      TXU Energy's power generating facilities provide TXU Energy with the capability to supply a significant portion of the wholesale power market demand in Texas, particularly the North Texas market, at competitive production costs. As part of TXU Energy's integrated business portfolio, much of the low cost power generation is available to supply the power demands of its retail customers and other competitive REPs.

      TXU Energy's portfolio management operation is responsible for managing the risks inherent in TXU Energy's portfolio of businesses and providing supply structuring, pricing and risk management services in connection with TXU Energy's unregulated retail energy activities. The portfolio management operation also is responsible for the commodity price risk management of the fuel supply needs of TXU Energy's generating plants as well as the dispatch and sale of power from those plants.

Power Production

      The power fleet in Texas consists of 22 owned or leased plants with generating capacity fueled as follows: 2,300 megawatts nuclear; 5,837 megawatts coal/lignite; and 10,881 megawatts gas/oil. TXU Energy has adequate power capacity to supply its retail customer base from its power fleet and purchases from third parties. TXU Energy believes that a key competitive advantage is its ability to produce electricity at low variable costs. The power generating plants and other important properties of TXU Energy are located primarily on land owned in fee simple.

      TXU Energy completed the acquisition of the Pedricktown, New Jersey, co-generation facility and wholesale energy production business in April 2002. The acquisition included a 122 megawatt combined-cycle power production facility and various contracts, including electric supply and gas transportation agreements. In May 2002, TXU Energy acquired a 260 megawatt combined-cycle power production facility in northwest Texas through a settlement agreement which dismissed a lawsuit previously filed related to the plant. TXU Energy previously purchased all of the electrical output of this plant under a long-term contract.

      In April 2002, TXU Energy completed the sale of its Handley and Mountain Creek power generating plants (total plant capacity of 2,334 megawatts). The Handley plant consists of five natural gas-fueled generating units with a total plant capacity of 1,441 megawatts. The Mountain Creek plant consists of five natural gas-fueled generating units with a total plant capacity of 893 megawatts. The transaction included a power purchase and tolling agreement for TXU Energy to purchase power during the summer months through 2006. TXU Energy from time to time may sell additional assets to reduce its position in the Texas market, to provide funds for other investments and to reduce debt.

      TXU Energy has been active in adding renewable energy to its portfolio. TXU Energy is one of the largest purchasers of wind-generated, renewable energy in Texas and the US. TXU Energy currently purchases renewable energy from over 382 megawatts of wind projects located in West Texas. TXU Energy expects to continue to add additional renewable supplies as commercial opportunities become available.

      Capacity Auction -- To encourage competition in the ERCOT region, each PGC with 400 megawatts or more of installed generating capacity that is unbundled from an integrated electric utility in Texas is required to sell at auction entitlements to 15% of the output of its installed generating capacity. The obligation of an affiliated PGC to sell capacity entitlements at auction continues until the earlier of January 1, 2007 or the date on which 40% of the electricity consumed by residential and small commercial customers initially transferred to the PGC's affiliated REP on January 1, 2002 is supplied by competing REPs. This capacity auction allows market participants to purchase power either through purchases in the wholesale power markets or through mandated capacity auctions. A REP cannot purchase entitlements sold by its affiliated PGC in mandated capacity auctions. The first auction in Texas was held in September 2001. There was significant interest in the entitlements being auctioned, and the auction of two-year, one-year and monthly entitlements required to be sold was successful. The second and third auctions were held in March and July of 2002, respectively. TXU Energy sold the monthly entitlements required at each of these auctions. The October 2002 auction offered one-year and monthly entitlements for 2003 only. Not all of the entitlements offered in the October auction were sold; however, TXU Energy will re-offer these unsold entitlements in subsequent auctions to be held through 2003.

      Nuclear Production Assets -- TXU Energy owns and operates two nuclear-fueled electricity generating units at the Comanche Peak plant, each of which is designed for a capacity of 1,150 megawatts.

      TXU Energy has on hand, or has contracted for, services it expects to need for its nuclear units through the years indicated: conversion (2003), enrichment
(2005), and fabrication (2011). TXU Energy is currently negotiating for the purchase of uranium for 2003, which is readily available on the open market. TXU Energy does not anticipate any difficulties procuring raw materials and services beyond these dates.

      TXU Energy's onsite spent nuclear fuel storage capability is sufficient to accommodate the operation of Comanche Peak through the year 2017, while maintaining the capability to off-load the core of one of the nuclear-fueled generating units.

      Under current regulatory licenses, nuclear decommissioning activities are projected to begin in 2030 for Comanche Peak Unit 1 and 2033 for Unit 2 and common facilities. Since January 1, 2002, projected decommissioning costs are being recovered from Oncor's customers through a non-bypassable charge based upon a 1997 site-specific study, adjusted for changes in the value of trust fund assets, through rates placed into effect under the 2001 Unbundled Cost of Service filing with the Commission.

      Lignite/Coal Production Assets -- Lignite is used as the primary fuel for two units at the Big Brown generating plant, three units at the Monticello generating plant, three units at the Martin Lake generating plant, and one unit at the Sandow generating plant, having an aggregate capacity of 5,837 MW. TXU Energy's lignite units have been constructed adjacent to surface minable lignite reserves. TXU Energy owns in fee or has under lease proven reserves dedicated to the Big Brown, Monticello and Martin Lake generating plants. TXU Energy utilizes owned and/or leased equipment to remove the overburden and recover the lignite. Approximately 77% of the fuel used at TXU Energy's lignite plants in 2002 was supplied from owned or leased lignite.

      TXU Energy supplements its lignite fuel at Big Brown, Monticello and Martin Lake with western coal from the Powder River Basin (PRB) in Wyoming. The coal is purchased from multiple suppliers under contracts of various lengths and is transported from the PRB to TXU Energy's generating plants by railcar. Approximately 23% of the fuel used at TXU Energy's lignite plants in 2002 was supplied from western coal under these contracts. Based on its current usage, which includes the use of western coal to supplement its lignite reserves, TXU Energy believes that it has sufficient lignite reserves and access to western coal resources for its generating needs in the foreseeable future.

      Gas/Oil Production Assets -- TXU Energy has eighteen gas/oil fueled plants (including Pedricktown, New Jersey) with a capacity of 11,003 megawatts. Gas/oil fuel requirements for 2002 were provided through a mix of contracts with producers at the wellhead and contracts with commercial suppliers. Fuel oil can be stored at 15 of the principally gas-fueled generating plants. At January 1, 2003, TXU Energy had fuel oil storage capacity sufficient to accommodate approximately 5.5 million barrels of oil and had approximately 0.9 million barrels of oil in inventory. A significant portion of the gas/oil generating plants have the ability to switch between gas and fuel oil.

      TXU Energy owns and operates an intrastate natural gas pipeline system with approximately 1,900 miles of pipeline facilities which extends from the gas-producing area of the Permian Basin in West Texas to the East Texas gas fields and southward to the Gulf Coast area. The pipeline facilities were originally built to serve US Holdings' generating plants. In keeping with deregulation principles, this network now offers transportation and storage service to TXU Energy as well as third parties at a competitive price.

      TXU Energy also owns and operates two underground gas storage facilities with a usable capacity of 14.0 billion cubic feet (Bcf). TXU Energy holds a portion of this storage capacity for use during periods of peak demand to meet seasonal and other fluctuations or interruption of deliveries by gas suppliers. Under normal operating conditions, up to 400 million cubic feet can be withdrawn each day for a ten-day period, with withdrawals at lower rates thereafter.

Products and Services

      On January 1, 2002, all of US Holdings' over 2.7 million retail electric service customers in Texas who did not choose a different REP automatically became customers of TXU Energy. TXU Energy's historical service territory is located in the north-central, eastern and western parts of Texas, with an estimated population in excess of 7 million, about one-third of the population of Texas. TXU Energy provides electric service in that service territory to customers in 92 counties and 370 incorporated municipalities, including Dallas, Fort Worth, Arlington, Irving, Plano, Waco, Mesquite, Rowlett, Grand Prairie, Wichita Falls, Odessa, Midland, Carrollton, Tyler, Richardson and Killeen. The area is a diversified commercial and industrial center with substantial banking, insurance, telecommunications, electronics, aerospace, petrochemical and specialized steel manufacturing, and automotive and aircraft assembly. The territory served includes major portions of the oil and gas fields in the Permian Basin and East Texas, as well as substantial farming and ranching sections of the state. TXU Energy also provides retail electric service in other areas of ERCOT now open to competition.

      TXU Energy's wholesale power sales are conducted through its portfolio management activities that are designed to integrate a portfolio of assets, capabilities and customer relationships. See "Portfolio Management" below. In February 2002, TXU Energy was awarded 1,000 megawatts of load in the New Jersey Statewide Basic Generation Service Electricity Supply Auction. However, plans for further expansion outside of Texas have been delayed until competitive and regulatory environments develop and economic factors improve.

      TXU Energy's natural gas operation in Texas includes pipelines, storage facilities, well-head production contracts, transportation agreements, storage leases, retail and wholesale customers and supply to gas fired generation plants. Service is primarily provided to TXU Energy's generation operations. Third party service, which is expected to increase in coming years, comprised approximately 15% of revenue for the pipeline system in 2002. TXU Energy's portfolio management operation integrates various techniques and resources to maximize value and manage the risks inherent in this natural gas operation. The main goal of portfolio management, in this regard, is to reduce costs and improve gross margin associated with the assets through storage, transportation and exchange and production contracts. Portfolio management must take into account market pricing, operational constraints and existing obligations in order to determine the best blend of resources.

Portfolio Management

      The portfolio management operation integrates, manages and creates value from TXU Energy's extensive portfolio of retail and production assets, capabilities and customer relationships. Specifically, portfolio management ensures supply availability and manages associated operating costs, provides competitively priced power, and maximizes the value of physical assets, capital and technological infrastructure to monitor, evaluate and anticipate gas and electric commodity market trends relating to fundamental supply, market demand and Texas deregulation. TXU Energy uses these capabilities to optimize the cash flows and earnings of its deregulated Texas portfolio. TXU Energy also offers similar portfolio management services to non-affiliated third parties.

      TXU Energy enters into both financial contracts as well as contracts that provide for physical delivery related to the purchase and sale of electricity and gas primarily in the wholesale markets in Texas and to a limited extent in selected regions elsewhere in North America. Competitive markets demand that a number of services be offered, including term contracts with interruptible and firm deliveries, risk management, aggregation of supply, nominations, scheduling of deliveries for both gas transportation capacity and gas storage, as well as power generating facilities. In the course of providing these comprehensive portfolio management services to its customer base, TXU Energy engages in energy price risk management activities. TXU Energy enters into short- and long-term physical contracts, financial contracts that are traded on exchanges and "over-the-counter", and bilateral contracts with customers. Speculative trading activities represent a small fraction of TXU Energy's portfolio management activities.

      TXU Energy manages its exposure to price risk from existing contractual commitments as well as other energy related assets and liabilities within established transactional policies and limits. TXU Energy ensures best practices in risk management and risk control by employing proven principles used by financial institutions. These controls have been structured so that they are practical in application and consistent with stated business objectives. Portfolio management revalues TXU Energy's exposures daily using integrated energy systems to capture value and mitigate the portfolio management risks. A risk management forum meets regularly to ensure that transactional practices comply with its prior approval of commodities, instruments, exchanges and markets. Transactional risks are monitored and limits are enforced to comply with established TXU Corp. policy requirements. Risk assessment is segregated and operated separately from compliance and enforcement to ensure independence, accountability and integrity of actions. TXU Corp. has a strict disciplinary program to address any violations of its risk management policy requirements. TXU Energy also periodically reviews these policies to ensure they are responsive to changing market and business conditions. These policies are designed to protect earnings, cash flows and credit ratings. For information regarding TXU Energy's risk management policies, please read MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - "Quantitative and Qualitative Disclosures about Market Risk - Risk Oversight."

Competition

      Texas -- Deregulation of the electric utility industry in Texas, effective January 1, 2002, allows retail consumers of independent operating utilities in the ERCOT region to choose a REP, which purchases its power from competing power producers. All customer switching is conducted through ERCOT, which acts as a clearinghouse and enforcement agent. Texas is one of the fastest growing states in the nation with a diverse and resilient economy and, as a result, has attracted several competitors into the retail electricity market. TXU Energy, as an active participant in this competitive market, is marketing its services in Texas to add new customers and to retain its existing customers.

      According to the latest data provided by the Commission (September 2002), customers at over 400,000 locations across ERCOT had elected to switch providers within their historical service territory. This number represents approximately 7% of all customers in ERCOT areas open to customer choice. Since December 2000, the Commission has certified a total of 54 REPs, and while some have dropped out, competition has remained strong.

      TXU Energy believes that the scale derived from a large retail portfolio provides the platform for a profitable operation by, among other things, reducing the cost of service and billing per customer. TXU Energy emphasizes its identification with the TXU brand and reputation. TXU Energy uses a value pricing approach by customizing its products to each customer segment with service enhancements that are known to be valued by customers in those segments. With its approach, TXU Energy intends to achieve substantially higher customer loyalty and enhanced profit margins, while reducing the costs associated with customers frequently switching suppliers.

      TXU Energy has invested in customer related infrastructure and uses its customer relationships, technology operating platforms, marketing, customer service operations and customer loyalty to actively compete to retain its initial customer base and to add customers.

      Because Texas began restructuring its wholesale electricity business in 1995, new generation was encouraged to enter the state. As a result, there have been approximately 60 new power plants added in the state since that time, providing the state with ample power resources. Capacity margins for ERCOT, based upon existing capacity and planned capacity with interconnection agreements, are expected to be 24% in 2003 and remain at or above 20% for the next several years. New gas-fired capacity is generally more efficient to operate than existing gas/oil-fired capacity due to technological advances. However, base-load nuclear, lignite and coal plants have lower variable production costs than even new gas-fired plants at current annual average market gas prices. Due to the higher variable operating and fuel costs of its gas/oil-fired units, as compared to its lignite/ coal and nuclear units, production from TXU Energy's gas/oil units is more susceptible to being displaced by the more efficient units being constructed. This positions TXU Energy's gas/oil units to run during intermediate and peak load periods when prices are higher and provides more opportunities for hedging activities and increased market liquidity.

      TXU Energy believes that the ERCOT region presents an attractive competitive electric service market due to the following factors:

     o gas-fired plants are expected to set the price of generation during a substantial portion of the year, providing an opportunity for TXU Energy to benefit from its nuclear and lignite/coal units fuel cost advantages;

     o    peak demand is expected to grow at an average rate of 2.8% per year;

     o it is a sizeable market with over 57 gigawatts (GW) of peak demand and 33 GW of average demand; and

     o    there is no mandatory power pool structure.

      Outside Texas -- Deregulation, although proceeding well in Texas, has not had similar success in other parts of the US. Federal legislation such as the Public Utility Regulatory Policy Act of 1978 and the Energy Policy Act, as well as initiatives in various states, were enacted to encourage wholesale competition among electric utility and non-utility power producers. Together with increasing customer demand for lower priced electricity and other energy services, these measures were expected to have accelerated the industry's movement toward a more competitive pricing and cost structure.

      Many states, faced with this increasing pressure from legislative bodies (federal and state) to become more competitive while adhering to certain continued regulatory requirements, along with changing economic conditions and rapid technological changes, put forth deregulation plans that have since been deferred or changed. The result is delayed deregulation. New entry by retailers as well as by merchant generators in states other than Texas has been slowed. The continued uncertainty regarding regional transmission organizations, (the Federal Energy Regulatory Commission's (FERC's) Order 2000) and more recently FERC's Notice of Proposed Rulemaking regarding Standard Market Design have delayed the opening of new retail markets and decreased the economic viability of merchant generation.

      Nature of Competition -- The level of competition in the energy industry is affected by a number of variables, including price, reliability of service, the cost of energy alternatives, new technologies and governmental regulations.

      TXU Energy competes with other energy providers based on the ability to aggregate supplies at competitive prices from different sources and locations and to efficiently utilize transportation from third-party pipelines and transmission from electric utilities. These operations also compete against other energy marketers on the basis of their relative skills, financial position and credit. Competition means energy customers, wholesale energy suppliers and transporters may seek financial guarantees and other assurances that their energy contracts will be satisfied. As pricing information becomes increasingly available in the energy business and when deregulation in the electricity markets begins to revive, the power generation and portfolio management operations of TXU Energy may experience greater competition.

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

      TXU Energy is subject to various federal, state and local regulations. (See discussion below under "Environmental Matters".)

      TXU Energy is an exempt wholesale generator under the Federal Power Act and is subject to the jurisdiction of the Nuclear Regulatory Commission (NRC) with respect to its nuclear power plant. NRC regulations govern the granting of licenses for the construction and operation of nuclear power plants and subject such plants to continuing review and regulation. TXU Energy also holds a power marketer license from FERC.


                                ELECTRIC DELIVERY

      The Electric Delivery segment consists primarily of the electricity transmission and distribution operations of Oncor. Electric Delivery provides the essential service of delivering electricity safely, reliably and economically to end-use customers.

Electric Transmission

      Oncor's electric transmission business is responsible for the real-time safe and reliable operations of its transmission network. These responsibilities consist of the construction and maintenance of transmission facilities and the monitoring, controlling and dispatching of high-voltage electricity within Oncor's control area.

      Oncor is a member of ERCOT, and the transmission business actively supports the operation of ERCOT and all market participants. The transmission business participates with ERCOT and other member utilities to plan, design and obtain regulatory approval for construction of new transmission lines necessary to increase bulk power transfer capability and to remove existing limitations and constraints on the ERCOT transmission grid.

      Transmission revenues are provided under tariffs approved by the Commission and FERC. Network transmission revenues are provided from the use of the transmission power lines for delivery of power over facilities operating at 60,000 volts and above. Transformation service revenues are provided from the use of distribution substation facilities that transform power from high-voltage transmission to distribution voltages below 60,000 volts. Other services offered by the transmission business include, but are not limited to: system impact studies, facilities studies and maintenance of substations and transmission lines owned by other non-retail parties.

      The principal generating facilities of TXU Energy, certain non-utility generators and the load centers of Oncor are connected by 4,522 circuit miles of 345-kilovolt (kV) transmission lines and 9,615 circuit miles of 138- and 69-kV transmission lines.

      Oncor is connected by eight 345-kV lines to CenterPoint Energy (formerly Reliant Energy Inc.); by four 345-kV, eight 138-kV and nine 69-kV lines to American Electric Power Company; by two 345-kV and eight 138-kV lines to the Lower Colorado River Authority; by four 345-kV and nine 138-kV lines to the Texas Municipal Power Agency; by two asynchronous high voltage direct current interconnections to American Electric Power Company in the Southwest Power Pool; and at several points with smaller systems operating wholly within Texas.

Electric Distribution

      Oncor's electricity distribution business is responsible for the overall safe and efficient operation of distribution facilities, including power delivery, power quality and system reliability. The Oncor distribution system supplies electricity to over 2.9 million points of delivery. The electricity distribution business consists of the ownership, management, construction, maintenance and operation of the distribution network within Oncor's certificated service area. Over the past five years, the number of Oncor's distribution system premises served has been growing an average of more than 2% a year.

      The 2.7 million formerly regulated electricity customers (retail customers who purchase and consume electricity) are free to choose from REPs who compete for their business. However, the REPs are now Oncor's customers. The changed character of customers, however, does not mean that the safe and reliable delivery of dependable power is any less critical to Oncor's success. Service quality, safety and reliability are of paramount importance to REPs, their customers, and Oncor. Oncor intends to continue to build on its inherited tradition of low cost and high performance.

      Oncor's distribution system receives electricity from the transmission system through power distribution substations and distributes electricity to end users and wholesale customers through 2,914 distribution feeders.

      The Oncor distribution network consists of 55,178 miles of overhead primary conductors, 22,073 miles of overhead secondary and street light conductors, 12,264 miles of underground primary conductors and 7,332 miles of underground secondary and street light conductors. The majority of the distribution system operates at 25-kV and 12.5-kV.

      Most of Oncor's power lines have been constructed over lands of others pursuant to easements or along public highways, streets and right-of-ways as permitted by law. Substantially all of Oncor's transmission and distribution systems are subject to liens under its mortgage indentures.

Customers

      Oncor's transmission customers consist of municipalities, electric cooperatives and other distribution companies. Oncor's distribution customers consist of approximately 35 REPs in Oncor's certified service area, including a subsidiary REP of TXU Energy. For the year ended December 31, 2002, delivery fee revenues from TXU Energy represented approximately 80% of Oncor's revenues. There are no individually significant unaffiliated customers upon which Oncor's business or results are highly dependent.

Regulation and Rates

      Regulatory Proceedings Affecting Restructuring -- See "Electric Restructuring" above for a description of the various regulatory proceedings relating to the restructuring of the Texas electric industry.

      Oncor is subject to various federal, state and local regulations. (See "Environmental Matters" below for information on environmental matters affecting Oncor.) As its operations are wholly within Texas, Oncor believes that it is not a public utility as defined in the Federal Power Act and has been advised by its counsel that it is not subject to general regulation under such Act.

      The Commission has original jurisdiction over transmission rates and services and over distribution rates and services in unincorporated areas and those municipalities that have ceded original jurisdiction to the Commission and has exclusive appellate jurisdiction to review the rate and service orders and ordinances of municipalities. Generally, the Public Utility Regulatory Act
(PURA) has prohibited the collection of any rates or charges by a public utility that does not have the prior approval of the Commission.

      Open-Access Transmission -- At the state level, the PURA, as amended, requires owners or operators of transmission facilities to provide open access wholesale transmission services to third parties at rates and terms that are non-discriminatory and comparable to the rates and terms of the utility's own use of its system. The Commission has adopted rules implementing the state open access requirements for utilities that are subject to the Commission's jurisdiction over transmission services, such as Oncor.

      On January 3, 2002, the Supreme Court of Texas issued a mandate affirming the judgment of the Court of Appeals which held that the pricing provisions of the Commission's open access wholesale transmission rules, which had mandated the use of a particular rate setting methodology, were invalid because they exceeded the statutory authority of the Commission. On January 10, 2002, Reliant Energy Incorporated, and the City Public Service Board of San Antonio each filed lawsuits in the Travis County, Texas, District Court against the Commission and each of the entities to whom they had made payments for transmission service under the invalidated pricing rules for the period January 1, 1997 through August 31, 1999, seeking declaratory orders that, as a result of the application of the invalid pricing rules, the defendants owe unspecified amounts. US Holdings and TXU SESCO Company are named defendants in both suits. US Holdings is unable to predict the outcome of any litigation related to this matter.

                              ENVIRONMENTAL MATTERS
                              ---------------------
      US Holdings and its subsidiaries are subject to various federal, state and local regulations dealing with air and water quality and related environmental matters.

      Air -- Under the Texas Clean Air Act, the Texas Commission on Environmental Quality (TCEQ) has jurisdiction over the permissible level of air contaminant emissions from, and permitting requirements for, generating, mining and gas delivery facilities located within the State of Texas. The New Jersey Department of Environmental Protection has jurisdiction over the emissions from TXU Energy's generation facility in New Jersey. In addition, the new source performance standards of the Environmental Protection Agency (EPA) promulgated under the Federal Clean Air Act, as amended (Clean Air Act), which have also been adopted by the TCEQ, are applicable to certain generating units. TXU Energy's generation plants and mining equipment operate in compliance with applicable regulations, permits and emission standards promulgated pursuant to these Acts.

      The Clean Air Act includes provisions which, among other things, place limits on the sulfur dioxide (SO2) emissions produced by certain generation plants. In addition to the new source performance standards applicable to SO2, the Clean Air Act requires that fossil-fueled plants have sufficient SO2 emission allowances and meet certain nitrous oxide (NOx) emission standards. TXU Energy's generation plants meet the SO2 allowance requirements and NOx emission rates.

      In December 2000, the EPA published a notice that it intends to regulate the emissions of hazardous air pollutants, including mercury, from fossil fuel-fired power plants in the future. Regulations on mercury are expected to be proposed in 2003, issued in 2004 and become effective in 2007. TXU Energy is unable to predict the effects of these regulations. The EPA has also issued rules for controlling regional haze; the impact of these rules is unknown at this time because the TCEQ has not yet implemented the regional haze requirements.

      The Bush Administration will address greenhouse gas emissions through a recently announced greenhouse gas emissions intensity reduction policy. The Bush Administration and the EPA have proposed the Clear Skies Initiative calling for additional reductions of SO2, NOx, and mercury from electricity generation facilities over a 15-year period. TXU Energy is unable to predict the impact of the Bush Administration proposal or related legislation.

      Major air pollution control provisions of the 1999 Restructuring Legislation require a 50% reduction in NOx emissions from "grandfathered" electric utility generation plants and a 25% reduction in SO2 emissions from "grandfathered" electric utility generation plants by May 1, 2003. The "grandfathered" plants must also obtain permits. This legislation also provides for an "opt-in" of permitted plants as an alternative to achieve the same reductions, and recovery of reasonable environmental improvement costs as stranded costs upon approval by the Commission (see Stranded Cost Resolution within ELECTRIC RESTRUCTURING section above). All permits required by the 1999 Restructuring Legislation have been obtained and TXU Energy has initiated a construction program to install control equipment to achieve the required reductions.

      In 2001, the Texas Clean Air Act was amended to require that "grandfathered" facilities, other than electric utility generation plants apply for permits. TXU Energy and Oncor anticipate that the permits can be obtained for their "grandfathered" facilities without significant effects on the costs for operating these facilities.

      The TCEQ has also adopted revisions to its State Implementation Plan rules that require an 89% reduction in NOx emissions from electric utility generation plants in the Dallas-Fort Worth ozone non-attainment area and a 51% reduction in NOx emissions from electric utility generation plants in East and Central Texas. The cost of compliance will be reduced due to emission trading provisions in the rules.

      Water -- The TCEQ and the EPA have jurisdiction over water discharges (including storm water) from all domestic facilities. TXU Energy's and Oncor's facilities are presently in compliance with applicable state and federal requirements relating to discharge of pollutants into the water. TXU Energy and Oncor hold all required waste water discharge permits from the TCEQ for facilities in operation and have applied for or obtained necessary permits for facilities under construction. TXU Energy and Oncor believe they can satisfy the requirements necessary to obtain any required permits or renewals. Recent changes to federal rules pertaining to Spill Prevention, Control and Countermeasure Plans for oil-filled electrical equipment and bulk storage facilities for oil will require updating of certain plants and facilities. Oncor is unable to predict at this time the impact of these changes. Clean Water Act
Section 316(b) regulations pertaining to existing water intake structures are being developed by the EPA with publication scheduled for early 2004. TXU Energy is unable to predict at this time the impacts of these regulations.

      Other -- Diversion, impoundment and withdrawal of water for cooling and other purposes are subject to the jurisdiction of the TCEQ. TXU Energy possesses all necessary permits for these activities from the TCEQ for its present operations.

      Treatment, storage and disposal of solid and hazardous waste are regulated at the state level under the Texas Solid Waste Disposal Act (Texas Act) and at the federal level under the Resource Conservation and Recovery Act of 1976, as amended, (RCRA) and the Toxic Substances Control Act (TSCA). The EPA has issued regulations under the RCRA and TSCA, and the TCEQ has issued regulations under the Texas Act applicable to TXU Energy and Oncor's facilities. TXU Energy has registered solid waste disposal sites and has obtained or applied for such permits as are required by such regulations.

      Under the federal Low-Level Radioactive Waste Policy Act of 1980, as amended, the State of Texas is required to provide, either on its own or jointly with other states in a compact, for the disposal of all low-level radioactive waste generated within the state. The State of Texas has agreed to a compact with the states of Maine and Vermont for a disposal facility that would be located in Texas. That compact was ratified by Congress and signed by the President in 1998. The State of Texas had proposed to license a disposal site in Hudspeth County, Texas, but in October 1998 the TCEQ denied that license application. No appeal was taken from the denial of the license application, and that denial is now final. The nature and extent of future efforts by the State of Texas to provide for a disposal site are presently uncertain. TXU Energy intends to continue to ship low-level waste material off-site for as long as an alternative disposal site is available. Should existing off-site disposal become unavailable, the low-level waste material will be stored on-site. TXU Energy's on-site storage capacity is expected to be adequate until other off-site facilities become available.

 Item 3.  LEGAL PROCEEDINGS

      In September 1999, Quinque Operating Company (Quinque) filed suit in the State District Court of Stevens County, Kansas against over 200 gas pipeline companies, including TXU Gas (named in the litigation as ENSERCH Corporation). The suit was removed to federal court; however, a motion to remand the case back to Kansas State District Court was granted in January 2001, and the case is now pending in Stevens County, Kansas. The plaintiffs amended their petition to join TXU Fuel Company (TXU Fuel), a subsidiary of TXU Energy, as a defendant in this litigation. Quinque has dismissed its claims and a new lead plaintiff has filed an amended petition in which the plaintiffs seek to represent a class consisting of all similarly situated gas producers, overriding royalty owners, working interest owners and state taxing authorities either from whom defendants had purchased natural gas or who received economic benefit from the sale of such gas since January 1, 1974. No class has been certified. The petition alleges that the defendants have mismeasured both the volume and heat content of natural gas delivered into their pipelines resulting in underpayments to plaintiffs. No amount of damages has been specified in the petition with respect to TXU Gas or TXU Fuel. While TXU Gas and TXU Fuel are unable to estimate any possible loss or predict the outcome of this case, TXU Gas and TXU Fuel believe these claims are without merit and intend to vigorously defend this suit.

      On November 21, 2000, the City of Denton, Texas and other Texas cities filed suit in the 134th Judicial District Court of Dallas County, Texas against TXU Gas, US Holdings and TXU Corp. The petition alleges claims for breach of contract, negligent representation, fraudulent inducement of contract, breach of duty of good faith and fair dealing and unjust enrichment related to the defendants' alleged exclusion of certain revenues from the cities' franchise fee base. No specified damages have been alleged. All of the plaintiff cities have now executed a settlement agreement to settle this suit. Such resolution will not have a material effect on US Holdings' financial position, results of operations or cash flows.

      Also see discussion above under "Regulation and Rates."

       General -- US Holdings and its subsidiaries are involved in various legal and administrative proceedings the ultimate resolution of which, in the opinion of each, should not have a material effect upon their financial position, results of operations or cash flows.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

                                     PART II

Item 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
               MATTERS

      All of US Holdings' common stock is owned by TXU Corp. Reference is made to Note 9 to Financial Statements regarding limitations upon payment of dividends on common stock of US Holdings.

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

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The information required hereunder for US Holdings is set forth under Statement of Responsibility, Independent Auditors' Report, Statements of Consolidated Income, Statements of Consolidated Comprehensive Income, Statements of Consolidated Cash Flows, Consolidated Balance Sheets, Statements of Consolidated Shareholders' Equity and Notes to Financial Statements included in Appendix A to this report.

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
               FINANCIAL DISCLOSURE

      None.

                                    PART III

Item 10.   DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

         Identification of Directors, business experience and other directorships:

                               Other Positions and
                                Offices Presently      Date First Elected as         Present Principal Occupation or
                              Held With US Holdings           Director                   Employment and Principal
                              (Current Term Expires    (Current Term Expires         Business (Preceding Five Years),
 Name of Director     Age         in May 2003)             in May 2003)                   Other Directorships
------------------   ----   -----------------------    ---------------------     --------------------------------------
Michael J. McNally      48             None              February 16, 1996       Executive Vice President of TXU Corp.
                                                                                   ; prior thereto, Executive Vice
                                                                                   President and Chief Financial
                                                                                   Officer of TXU Corp. and Executive
                                                                                   Vice President of US Holdings;
                                                                                   other directorships: Oncor, TXU
                                                                                   Energy, TXU Gas and TXU Europe
                                                                                   Limited.

Erle Nye                65    Chairman of the Board      September 17, 1982      Chairman of the Board and Chief
                               and Chief Executive                                 Executive of TXU Corp., Oncor, TXU
                                                                                   Energy, TXU Gas and US Holdings;
                                                                                   other directorships: TXU Corp.,
                                                                                   Oncor, TXU Energy, TXU Gas and TXU
                                                                                   Europe Limited.

Eric H. Peterson        42             None               November 1, 2002       Executive Vice President and General
                                                                                   Counsel of TXU Corp.; prior
                                                                                   thereto, Senior Vice President and
                                                                                   General Counsel of DTE Energy;
                                                                                   prior thereto, Partner in the law
                                                                                   firm of Worsham, Forsythe &
                                                                                   Wooldridge; other directorships:
                                                                                   Oncor, TXU Energy and TXU Gas.

R. A Wooldridge         65             None               January 1, 2002        Partner in the law firm of  Hunton &
                                                                                   Williams; other directorships:
                                                                                   Oncor, TXU Energy, TXU Gas and TXU
                                                                                   Europe Limited.

Directors of US Holdings receive no compensation in their capacity as Directors.


     Identification of Executive Officers and business experience:


                                 Positions and Offices      Date First Elected to
                                     Presently Held            Present Offices
                                 (Current Term Expires     (Current Term Expires           Business Experience
 Name of Officer      Age            in May 2003)              in May 2003)             (Preceding Five Years)
----------------     ----      ----------------------     ----------------------- ------------------------------------
Erle Nye               65        Chairman of the Board       February 20, 1987     Chairman of the Board and Chief
                                  and Chief Executive                                Executive of TXU Corp., Oncor,
                                                                                     TXU Energy,TXU Gas and US Holdings.

H. Dan Farell          53         Executive Vice               March 26, 2003      Executive Vice President and Chief
                                 President                                           Financial Officer of TXU Corp.
                                                                                     and Executive Vice President of
                                                                                     US Holdings; prior thereto,President
                                                                                     of TXU Gas and TXU Gas Distribution;
                                                                                     prior thereto, President of TXU Gas
                                                                                     Distribution and Oncor Distribution;
                                                                                     prior thereto, Executive Vice President
                                                                                     of TXU Electric,TXU Gas Distribution
                                                                                     and TXU SESCO; prior thereto,Chairman
                                                                                     of the Board of TXU Electricity Limited
                                                                                     and Managing Director of TXU Australia.

Brian N. Dickie        48        President, TXU Energy       December 12, 2001     Executive Vice President of TXU
                                                                                     Corp. and President of TXU
                                                                                     Energy; prior thereto, Executive
                                                                                     Vice President of TXU Corp. and
                                                                                     President of TXU Energy Group;
                                                                                     prior thereto, President and
                                                                                     Chief Operating Officer of
                                                                                     Booz Allen & Hamilton, Inc.;
                                                                                     prior thereto, President,
                                                                                     Worldwide Commercial Business of
                                                                                     Booz Allen & Hamilton, Inc.

T. L. Baker            57         Vice Chairman, Oncor        November 4, 2002     Executive Vice President of TXU
                                                                                     Corp. and Vice Chairman of Oncor
                                                                                     and TXU Gas; prior thereto,
                                                                                     President of Oncor and TXU Gas;
                                                                                     prior thereto, President of TXU
                                                                                     Electric Company; prior thereto,
                                                                                     President of Electric Service
                                                                                     Division of TXU Electric Company,
                                                                                     TXU Gas Distribution and TXU
                                                                                     SESCO.

M. S. Greene           57           President, Oncor          November 4, 2000     President of Oncor; prior thereto,
                                                                                     President of TXU Lone Star
                                                                                     Pipeline and Transmission
                                                                                     Division of Oncor; prior thereto,
                                                                                     Executive Vice President of TXU
                                                                                     Fuel and TXU Mining.

There is no family relationship between any of the above-named Directors and Executive Officers.

Item 11.   EXECUTIVE COMPENSATION

     US Holdings (the Company) and its affiliates have paid or awarded compensation during the last three calendar years to the executive officers named in the Summary Compensation Table for services in all capacities. Amounts reported in the Table as Bonus and LTIP Payouts for any calendar year reflect the performance of the individual and TXU Corp. in prior periods. Accordingly, amounts reported as Bonus in 2002 reflect performance in 2001 and amounts reported as LTIP Payouts in 2002 reflect performance for the three years ended in March 2002. Information relating to compensation provided in 2003 based on performance in 2002 is contained in the footnotes to the Table and in the Organization and Compensation Committee Report which follows the footnotes.

                                                   SUMMARY COMPENSATION TABLE
                                         Annual Compensation                  Long-Term Compensation
                                  ----------------------------------   --------------------------------------
                                                                               Awards            Payouts
                                                                       ------------------------  ------------
                                                           Other       Restricted  Securities                 All Other
                                                          Annual       Stock       Underlying       LTIP       Compen-
        Name and                   Salary      Bonus    Compen-sation   Awards      Options/       Payouts      sation
   Principal Position      Year      ($)      ($) (6)       ($)         ($) (7)     SARs (#)       ($) (8)     ($) (9)
-------------------------  ------ ---------- ---------- ------------   ----------  ------------  ------------ -----------
Erle Nye (1) (10)....      2002   1,037,500  1,950,000      ---        236,250         ---       4,286,400    299,985
  Chairman of the Board    2001     964,583    475,000      ---        694,375         ---         519,747    222,658
  and Chief Executive      2000     950,000    380,000      ---        593,750         ---         399,793    218,101
  of the Company


Brian N. Dickie (2) (10)   2002     856,667    625,000      ---        193,500         ---       1,071,600    122,629
   President, TXU Energy   2001     823,333    252,500      ---        441,500         ---           ---       83,229
                           2000     779,167    240,000      ---        420,000         ---           ---       64,672


Michael J. McNally (3)     2002     581,667    500,000      ---        132,750         ---       1,430,624     90,695
(10)Executive Vice         2001     523,333    200,000      ---        321,500         ---         264,327     62,847
    President              2000     466,667    150,000      ---        262,500         ---         190,094    129,159
    of the Company


T. L. Baker (4) (10).      2002     495,000    500,000      ---        112,500         ---       1,109,770    119,960
   Vice Chairman, Oncor    2001     449,167    125,000      ---        230,750         ---         111,800     89,374
                           2000     399,167    125,000      ---        219,500         ---          93,968     84,152


M. S. Greene (5) (10)      2002     326,667    200,000      ---         73,800         ---         351,516     82,420
  President, Oncor         2001     311,667     81,500      ---        153,500         ---          18,659     62,710
                           2000     283,333     75,000      ---        142,500         ---           6,021     59,487

-------------------------
(1)      Compensation amounts represent compensation paid by TXU Corp.

(2) Mr. Dickie was elected President of TXU Energy effective December 12, 2001. Compensation amounts represent compensation paid by TXU Energy.

(3) Mr. McNally was elected Executive Vice President of the Company effective January 1, 2002. Compensation amounts represent compensation paid by TXU Business Services.

(4) Mr. Baker was elected Vice Chairman of Oncor effective November 4, 2002. Compensation amounts represent compensation paid by Oncor.

(5) Mr. Greene was elected President of Oncor effective November 4, 2002. Compensation amounts represent compensation paid by Oncor.

(6) Amounts reported as Bonus in the Summary Compensation Table are attributable principally to the named executive officers' participation in the TXU Annual Incentive Plan (AIP). Amounts reported for 2002 resulted from performance in 2001; no AIP awards for 2002 performance were provided in 2003 to any officers. Under the current terms of the AIP, target incentive awards ranging from 20% to 75% of base salary, and a maximum award of 100% of base salary, are established. The percentage of the target or maximum actually awarded, if any, is dependent upon the attainment of performance measurement criteria established in advance by TXU Corp.'s Organization and Compensation Committee (Committee), as well as the Committee's evaluation of the participant's and TXU Corp.'s performance. Amounts reported for Mr. Nye as Bonus also include amounts provided in his employment contract as discussed in footnote (10) and an additional bonus of $750,000 awarded in February 2002 in recognition of his contributions to TXU Corp.'s performance in 2001.

(7) Amounts reported as Restricted Stock Awards in the Summary Compensation Table are attributable to the named officer's participation in the Deferred and Incentive Compensation Plan (DICP). Participants in the DICP may defer a percentage of their base salary not to exceed a maximum percentage determined by the Committee for each plan year and in any event not to exceed 15% of the participant's base salary. Salary deferred under the DICP is included in amounts reported as Salary in the Summary Compensation Table. TXU Corp. makes a matching award (Matching Award) equal to 150% of the participant's deferred salary. Prior to 2002, one-half of any AIP award (Incentive Award) was deferred and invested under the DICP. Matching Awards are subject to forfeiture under certain circumstances. Under the DICP, a trustee purchases TXU Corp. common stock with an amount of cash equal to each participant's deferred salary and Matching Award, and accounts are established for each participant containing performance units (Units) equal to such number of common shares. DICP investments, including reinvested dividends, are restricted to TXU Corp. common stock, and the value of each unit credited to participants' accounts equals the value of a share of TXU Corp. common stock and is at risk based on the performance of the stock. On the expiration of the five year maturity period, the value of the participant's maturing accounts are paid in cash based upon the then current value of the Units; provided, however, that in no event will a participant's account be deemed to have a cash value which is less than the sum of such participant's deferral together with 6% per annum interest compounded annually. Participants may elect to defer amounts that would otherwise mature under the DICP, under and subject to the provisions of the Salary Deferral Program (SDP) as discussed in footnote (9). The maturity period is waived if the participant dies or becomes totally and permanently disabled and may be extended under certain circumstances.

         Matching Awards that have been made under the DICP are included under Restricted Stock Awards in the Summary Compensation Table. As a result of these awards, undistributed Matching Awards and Incentive Awards made in prior years under DICP provisions that are no longer effective and dividends reinvested thereon, the number and market value at December 31, 2002 of such Units (each of which is equal to one share of common stock) held in the DICP accounts for Messrs. Nye, Dickie, McNally, Baker and Greene were 61,832 ($1,155,022), 32,994 ($616,328),
         23,966 ($447,685), 19,607 ($366,259) and 13,170 ($246,016),
         respectively.

(8) Amounts reported as LTIP Payouts in the Summary Compensation Table are attributable to the vesting and distribution of performance-based restricted stock awards under the Long-Term Incentive Compensation Plan (LTICP) and the distribution during the year of earnings on salaries previously deferred under the DICP.

         The LTICP is a comprehensive, stock-based incentive compensation plan providing for common stock-based awards, including performance-based restricted stock. Outstanding awards, as of December 31, 2002, of performance-based restricted stock to the named executive officers may vest at the end of a three-year performance period and provide for an ultimate distribution of from 0% to 200% of the number of the shares initially awarded, based on TXU Corp.'s total return to shareholders over such three-year period compared to the total returns provided by the companies comprising the Standard & Poor's Electric Utilities Index. Dividends on restricted shares are reinvested in TXU Corp. common stock and are paid in cash upon release of the restricted shares. Under the terms of the LTICP, the maximum amount of any award that may be paid in any one year to any of the named executive officers is the fair market value of 100,000 shares of TXU Corp.'s common stock determined as of the first day of such calendar year. The portion of any award that, based on such limitation, cannot be fully paid in any year is deferred until a subsequent year when it can be paid. For 2002, based on TXU Corp. achieving the 5th highest total return to shareholders of the returns provided by the companies comprising the Standard & Poor's Electric Utilities Index over the three-year period ending March 31, 2002, Messrs. Nye, Dickie, McNally, Baker and Greene each received 200% of the restricted shares awarded in May of 1999, which stock was valued at $4,286,400, $1,071,600, $1,393,080,
         $1,071,600 and $321,480, respectively.

         Amounts reported also include earnings distributed during the year on salaries previously deferred under the DICP for Messrs. McNally, Baker and Greene of $37,544, $38,170 and $30,036, respectively.

         As a result of restricted stock awards under the LTICP, and reinvested dividends thereon, the number of shares of restricted stock and the market value of such shares at December 31, 2002 held for Messrs. Nye, Dickie, McNally, Baker and Greene were 376,431 ($7,031,731), 48,613 ($908,091), 86,008 ($1,606,629), 68,207 ($1,274,107) and 22,620
         ($422,542), respectively.

         As noted, salaries deferred under the DICP are included in amounts reported as Salary in the Summary Compensation Table. Amounts shown in the table below represent the number of shares purchased under the DICP with those deferred salaries for 2002 and the number of shares awarded under the LTICP.

             LONG-TERM INCENTIVE PLANS - AWARDS IN LAST FISCAL YEAR

                       Deferred and Incentive
                      Compensation Plan (DICP)         Long-Term Incentive Compensation Plan (LTICP)
                      --------------------------   ----------------------------------------------------------

                     Number of    Performance                    Performance
                      Shares,       or Other       Number of      or Other
                     Units or     Period Until   Shares, Units   Period Until     Estimated Future Payouts
                     Other         Maturation      or Other      Maturation or   --------------------------
       Name          Rights(#)     or Payout        Right (#)       Payout       Minimum (#)     Maximum (#)
-----------------   ----------    ------------    ----------     -----------     -----------     -----------
Erle Nye...........    2,877          5 Years       150,000           3 Years          0          300,000

Brian N. Dickie....    2,356          5 Years        18,000           3 Years          0           36,000

Michael J. McNally.    1,616          5 Years        40,000           3 Years          0           80,000

T. L. Baker........    1,370          5 Years        40,000           3 Years          0           80,000

M. S. Greene.......      899          5 Years         9,000           3 Years          0           18,000


(9) Amounts reported as All Other Compensation in the Summary Compensation Table are attributable to the named executive officer's participation in certain plans and as otherwise described in this footnote.

         Under the TXU Thrift Plan (Thrift Plan) all eligible employees of TXU Corp. and any of its participating subsidiaries may invest a portion of their regular salary or wages in common stock of TXU Corp., or in a variety of selected mutual funds. Under the Thrift Plan, TXU Corp. matches a portion of an employee's contributions. Currently, TXU Corp.'s matching contribution is 75% of the first 6% of the employee's contribution for employees covered under the traditional defined benefit component of the TXU Retirement Plan, and 100% of the first 6% of the employee's contribution for employees covered under the cash balance component of the TXU Retirement Plan. All matching contributions are invested in common stock of TXU Corp. The amounts reported under All Other Compensation in the Summary Compensation Table include these matching amounts which, for Messrs. Nye, Dickie, McNally, Baker and Greene were $12,000, $9,000, $9,000, $9,000 and $9,000, respectively, during 2002.

         Under the Salary Deferral Plan (SDP) each employee of TXU Corp. and its participating subsidiaries whose annual salary is equal to or greater than an amount established under the SDP ($106,030 for the program year beginning January 1, 2002) may elect to defer up to 50% of annual base salary, and/or up to 100% of any bonus or incentive award and certain maturing DICP awards, for a period of seven years, for a period ending with the retirement of such employee, or for a combination thereof. TXU Corp. makes a matching award, subject to forfeiture under certain circumstances, equal to 100% of up to the first 8% of salary deferred under the SDP; provided that employees who first become eligible to participate in the SDP on or after January 1, 2002, who are also eligible, or become eligible, to participate in the DICP, are not eligible to receive any SDP matching award. Salaries and bonuses deferred under the SDP are included in amounts reported under Salary and Bonus, respectively, in the Summary Compensation Table. Deferrals are credited with earnings or losses based on the performance of investment alternatives under the SDP selected by each participant. At the end of the applicable maturity period, the trustee for the SDP distributes the deferrals and the applicable earnings in cash as a lump sum or in annual installments. TXU Corp. is financing the retirement option portion of the SDP through the purchase of corporate-owned life insurance on the lives of participants. The proceeds from such insurance are expected to allow TXU Corp. to fully recover the cost of the retirement option. During 2002, matching awards, which are included under All Other Compensation in the Summary Compensation Table, were made for Messrs. Nye, Dickie, McNally, Baker and Greene in the amounts of $103,000, $85,467, $57,667, $49,200 and $40,733, respectively.

         Under the TXU Split-Dollar Life Insurance Program (Insurance Program) split-dollar life insurance policies are purchased for eligible corporate officers of TXU Corp. and its participating subsidiaries. The death benefit of the participants' insurance policies are equal to two, three or four times their annual Insurance Program compensation depending on their category. Individuals who first became eligible to participate in the Insurance Program after October 15, 1996, vest in the policies issued under the Insurance Program over a six-year period. TXU Corp. pays the premiums for the policies and has received a collateral assignment of the policies equal in value to the sum of all of its insurance premium payments. Although the Insurance Program is terminable at any time, it is designed so that if it is continued, TXU Corp. will fully recover all of the insurance premium payments it has made either upon the death of the participant or, if the assumptions made as to policy yield are realized, upon the later of 15 years of participation or the participant's attainment of age 65. During 2002, the economic benefit derived by Messrs. Nye, Dickie, McNally, Baker and Greene from the term insurance coverage provided and the interest foregone on the remainder of the insurance premiums paid by the Company amounted to $184,985, $28,162, $24,028, $61,760 and $32,687, respectively.

(10) TXU Corp. has entered into employment agreements with Messrs. Nye, Dickie, McNally, Baker and Greene as hereinafter described in this footnote.

         Effective June 1, 2002, TXU Corp. entered into a new employment agreement with Mr. Nye, which supersedes his previous employment agreement. The new agreement provides for an initial term expiring May 31, 2005, and a secondary term expiring May 31, 2007. During the initial term, Mr. Nye will continue to serve as TXU Corp.'s Chairman of the Board and Chief Executive until such time as his successor is elected at which time Mr. Nye may continue as TXU Corp.'s Chairman of the Board and/or in such other executive position as he and TXU Corp. may mutually agree upon. During the secondary term, Mr. Nye will continue as an employee of TXU Corp. or, with TXU Corp.'s approval, he may retire and serve TXU Corp. in a consulting capacity through the expiration of the secondary term. Mr. Nye will, during the initial term, be entitled to a minimum annual base salary of $1,050,000, eligibility for an annual bonus under the terms of the AIP, and minimum annual restricted stock awards of 40,000 shares under the LTICP. The agreement also provides for a special one-time bonus of $1,000,000 in consideration for his entering into the new agreement. Such bonus is payable in equal annual installments over a five year period. During the secondary term, Mr. Nye will be entitled to an annual base salary equal to 75% of his base salary prior to expiration of the initial term and eligibility for a prorated bonus under the terms of the AIP for the 2005 AIP plan year. The agreement also provides Mr. Nye with certain benefits following his retirement, including administrative support, annual medical examinations and financial planning services. The agreement also reconfirms TXU Corp.'s prior agreement to fund the retirement benefit to which Mr. Nye will be entitled under TXU Corp.'s supplemental retirement plan. Additionally, the agreement entitles Mr. Nye to certain severance benefits in the event he dies, becomes disabled, is terminated without cause or resigns or retires with TXU Corp.'s approval during the term of the agreement, including the base salary and annual incentive awards he would have received; continued payment of the remaining special bonus annual installment payments; a payment in lieu of foregone and forfeited incentive compensation; and health care benefits. The agreement also provides for compensation and benefits under certain circumstances following a change-in-control of TXU Corp. during the initial term, including a payment equal to the greater of three times his annualized base salary and target bonus or the total base salary and bonus he would have received for the remainder of the term of the agreement; any unpaid portion of the special bonus; a payment in lieu of foregone and forfeited incentive compensation; health care benefits; and a tax gross-up payment to offset any excise tax which may result from such change-in-control payments.

         TXU Corp. entered into a new employment agreement with Mr. Dickie, effective December 3, 2002, which supersedes and replaces his previous employment agreement. The agreement provides for the continued service of Mr. Dickie through May 31, 2005 (Term). Under the terms of the agreement, Mr. Dickie will, during the Term, be entitled to a minimum annual base salary of $860,000, eligibility for an annual bonus under the AIP, and minimum annual restricted stock awards of 15,000 shares under the LTICP. The agreement also provides for certain special retirement compensation. The agreement provides for certain severance benefits in the event Mr. Dickie resigns during the Term, including a payment equal to annual base salary and target bonus, payments for otherwise forfeited incentive compensation, and health care benefits. The agreement entitles Mr. Dickie to certain severance benefits in the event he is terminated without cause during the Term, including a payment equal to the greater of the base salary and target bonus that Mr. Dickie would have received for the remainder of the Term or annual base salary and target bonus; a payment in lieu of foregone and forfeited incentive compensation; and health care benefits. The agreement also provides for compensation and benefits under certain circumstances following a change-in-control of TXU Corp. during the Term, including a payment equal to three times his annualized base salary and target bonus; a payment in lieu of foregone and forfeited incentive compensation; health care benefits; and a tax gross-up payment to offset any excise tax which may result from such change-in-control payments.

         TXU Corp. entered into an employment agreement with Mr. McNally effective July 1, 2000. The agreement, as amended, provides for the continued service by Mr. McNally through June 30, 2004 (Term). Under the terms of the agreement, Mr. McNally will, during the Term, be entitled to a minimum annual base salary of $500,000, eligibility for an annual bonus under the terms of the AIP, and minimum annual restricted stock awards of 20,000 shares under the LTICP. The agreement entitles Mr. McNally to certain severance benefits in the event he is terminated without cause during the Term, including a payment equal to the greater of his annual base salary and target bonus, or the total amount of base salary and target bonuses he would have received for the remainder of the Term; a payment in lieu of foregone and forfeited incentive compensation; and health care benefits. The agreement also provides for compensation and benefits under certain circumstances following a change-in-control of TXU Corp. during the Term, including a payment equal to three times his annualized base salary and target bonus; a payment in lieu of foregone and forfeited incentive compensation; health care benefits; and a tax-gross-up payment to offset any excise tax which may result from such change-in-control payments.

         TXU Corp. entered into an employment agreement with Mr. Baker effective July 1, 2000. The agreement, as amended, provides for the continued service by Mr. Baker through June 30, 2004 (Term). Under the terms of the agreement, Mr. Baker will, during the Term, be entitled to a minimum annual base salary of $420,000, eligibility for an annual bonus under the terms of the AIP, and minimum restricted stock awards of 12,000 shares under the LTICP. The agreement entitles Mr. Baker to certain severance benefits in the event he is terminated without cause during the Term, including a payment equal to the greater of his annualized base salary and target bonus, or the total amount of base salary and target bonuses he would have received for the remainder of the Term; a payment in lieu of foregone and forfeited incentive compensation; and health care benefits. The agreement also provides for compensation and benefits under certain circumstances following a change-in-control of TXU Corp. during the Term, including a payment equal to three times his annualized base salary and target bonus; a payment in lieu of foregone and forfeited incentive compensation; health care benefits and a tax gross-up payment to offset any excise tax which may result from such change-in-control payments.

         TXU Corp. entered into an employment agreement with Mr. Greene effective July 1, 2000. The agreement, as amended, provides for the continued service by Mr. Greene through June 30, 2004 (Term). Under the terms of the agreement, Mr. Greene will, during the Term, be entitled to a minimum annual base salary of $300,000, eligibility for an annual bonus under the terms of the AIP, and minimum restricted stock awards of 5,000 shares under the LTICP. The agreement entitles Mr. Greene to certain severance benefits in the event he is terminated without cause during the Term, including a payment equal to the greater of his annualized base salary and target bonus, or the total amount of base salary and target bonuses he would have received for the remainder of the Term; a payment in lieu of foregone and forfeited incentive compensation; and health care benefits. The agreement also provides for compensation and benefits under certain circumstances following a change-in-control of TXU Corp. during the Term, including a payment equal to three times his annualized base salary and target bonus; a payment in lieu of foregone and forfeited incentive compensation; health care benefits and a tax gross-up payment to offset any excise tax which may result from such change-in-control payments.

         TXU Corp. and its participating subsidiaries maintain retirement plans (Retirement Plan), which are qualified under applicable provisions of the Internal Revenue Code of 1986, as amended (Code). The Retirement Plan contains both a traditional defined benefit component and a cash balance component. Annual retirement benefits under the traditional defined benefit component, which applied during 2002 to each of the named officers other than Mr. Nye, are computed as follows: for each year of accredited service up to a total of 40 years, 1.3% of the first $7,800, plus 1.5% of the excess over $7,800, of the participant's average annual earnings during his or her three years of highest earnings. The Retirement Plan also contains a cash balance component, which covers all employees who first become eligible to participate in the Retirement Plan on or after January 1, 2002, and employees previously covered under the traditional defined benefit component who, during a one-time election period in

2001 (and for certain employees covered by collective bargaining agreements, during other specifically negotiated election periods) elected to convert the actuarial equivalent of their accrued traditional defined benefit to the cash balance plan component. Mr. Nye elected to convert to the cash balance plan during the 2001 election period. Under the cash balance component, hypothetical accounts are established for participants and credited with monthly contribution credits equal to a percentage of the participant's compensation (3.5%, 4.5%, 5.5% or 6.5% depending on the participant's combined age and years of accredited service) and interest credits based on the average yield of the 30-year Treasury bond for the 12 months ending November 30 of the prior year. Amounts reported under Salary for the named executive officers in the Summary Compensation Table approximate earnings as defined under the traditional defined benefit component of the Retirement Plan without regard to any limitations imposed by the Code. Benefits paid under the traditional defined benefit component of the Retirement Plan are not subject to any reduction for Social Security payments but are limited by provisions of the Code. Based on benefits accrued under the cash balance component of the Retirement Plan as of December 31, 2002, the estimated annual benefit payable to Mr. Nye under such component at normal retirement age is $1,138,269. As of December 31, 2002, years of accredited service under the Retirement Plan for Messrs. Nye, Dickie, McNally, Baker and Greene were 40, 4, 6, 32, and 32, respectively.

                             TXU PENSION PLAN TABLE

                                Years of Service
                      ------------------------------------------------------------------------------------------
    Remuneration            20               25                 30                 35                  40
  ------------------  --------------  ----------------  ------------------  -----------------  -----------------
       $ 50,000            $ 14,688          $ 18,360            $ 22,032           $ 25,704           $ 29,376
        100,000              29,688            37,110              44,532             51,954             59,376
        200,000              59,688            74,610              89,532            104,454            119,376
        400,000             119,688           149,610             179,532            209,454            239,376
        800,000             239,688           299,610             359,532            419,454            479,376
      1,000,000             299,688           374,610             449,532            524,454            599,376
      1,400,000             419,688           524,610             629,532            734,454            839,376
      1,800,000             539,688           674,610             809,532            944,454          1,079,376
      2,000,000             599,688           749,610             899,532          1,049,454          1,199,376

           TXU Corp.'s supplemental retirement plan (Supplemental Plan) provides for the payment of retirement benefits, which would otherwise be limited by the Code or the definition of earnings in the Retirement Plan, as well as retirement compensation not payable under the Retirement Plan which TXU Corp. or its participating subsidiaries are obligated to pay. Under the Supplemental Plan, retirement benefits are calculated in accordance with the same formula used under the qualified plan, except that, with respect to calculating the portion of the Supplemental Plan benefit attributable to service under the defined benefit component of the Retirement Plan, earnings also include AIP awards (for 2002, 100% of the AIP award, and for 2001 and 2000, 50% of the AIP awards, are reported under Bonus for the named officers in the Summary Compensation Table). The table set forth above illustrates the total annual benefit payable at retirement under the Retirement Plan inclusive of benefits payable under the Supplemental Plan, prior to any reduction for earlier-than-normal or a contingent beneficiary option which may be selected by participants.

      The following report and performance graph are presented herein for information purposes only. This information is not required to be included herein and shall not be deemed to form a part of this report to be "filed" with the Securities and Exchange Commission. The report set forth hereinafter is the report of the Organization and Compensation Committee of the Board of Directors of TXU Corp. and is illustrative of the methodology utilized in establishing the compensation of executive officers of US Holdings. References in the report to the "Company" are references to TXU Corp. and references to "this proxy statement" are references to TXU Corp.'s proxy statement in connection with TXU Corp.'s 2003 annual meeting of shareholders.

                 ORGANIZATION AND COMPENSATION COMMITTEE REPORT
                            ON EXECUTIVE COMPENSATION

     The Organization and Compensation Committee of the Board of Directors (Committee) is responsible for reviewing and establishing the compensation of the executive officers of the Company. The Committee consists of directors of the Company who are not employees or former employees of the Company and is chaired by J. E. Oesterreicher. The Committee has directed the preparation of this report and has approved its content and submission to the shareholders.

     As a matter of policy, the Committee believes that levels of executive compensation should be based upon an evaluation of the performance of the Company and its officers generally, as well as in comparison to persons with comparable responsibilities in similar business enterprises. Compensation plans should align executive compensation with returns to shareholders with due consideration accorded to balancing both long-term and short-term objectives. The overall compensation program should provide for an appropriate and competitive balance between base salaries and performance-based annual and long-term incentives. The Committee has determined that, as a matter of policy to be implemented over time, the base salaries of the officers will be established around the median, or 50th percentile, of the base salaries provided by comparable energy companies, or other relevant market, and that opportunities for total direct compensation (defined as the sum of base salaries, annual incentives and long-term incentives) to reach the 75th percentile, or above, of such market or markets will be provided through annual and long-term performance-based incentive compensation plans. Such compensation principles and practices have allowed, and should continue to allow, the Company to attract, retain and motivate its key executives.

     In furtherance of these policies, nationally recognized compensation consultants have been retained to assist the Committee in its periodic reviews of compensation and benefits provided to officers. The consultants' evaluations include comparisons to comparable utilities and energy companies as well as to general industry with respect both to the level and composition of officers' compensation.

     The compensation of the officers of the Company consists principally of base salaries, the opportunity to earn an incentive award under the Annual Incentive Plan (AIP), awards of performance-based restricted shares under the Long-Term Incentive Compensation Plan (Long-Term Plan) and the opportunity to participate in the Deferred and Incentive Compensation Plan (DICP). Awards under the AIP are directly related to annual performance as evaluated by the Committee. The ultimate value of any awards of performance-based restricted shares, if any, under the Long-Term Plan, as well as the value of future payments under the DICP are directly related to the future performance of the Company's common stock. It is anticipated that performance-based incentive awards under the AIP and the Long-Term Plan, will, in future years, continue to constitute a substantial percentage of the officers' total compensation.

     The AIP, which was first approved by the shareholders in 1995 and reapproved in 2000, is administered by the Committee and provides an objective framework within which annual performance can be evaluated by the Committee. Depending on the results of such performance evaluations, and the attainment of the per share net income goals established in advance, the Committee may provide annual incentive compensation awards to eligible officers. As amended in 2001 with respect to awards provided in 2002 and thereafter, the evaluation of each individual participant's performance may be based upon the attainment of a combination of corporate, group, business unit, function and/or individual objectives. The Company's annual performance is evaluated based upon its total return to shareholders, return on invested capital and earnings growth, as well as other measures such as competitiveness, service quality and employee safety. The combination of individual and Company results, together with the Committee's evaluation of the competitive level of compensation which is appropriate for such results, determines the amount, if any, actually awarded. Awards under the AIP constitute the principal annual incentive component of officers' compensation.

     The Long-Term Plan, which was first approved by the shareholders in 1997 and reapproved as amended in 2002, is also administered by the Committee and is a comprehensive stock-based incentive compensation plan under which all awards are made in, or based on the value of, the Company's common stock. The Long-Term Plan provides that, in the discretion of the Committee, awards may be in the form of stock options, stock appreciation rights, performance and/or restricted stock or stock units or in any other stock-based form. The purpose of the Long-Term Plan is to provide performance-related incentives linked to long-term performance goals. Such performance goals may be based on individual performance and/or may include criteria such as absolute or relative levels of total shareholder return, revenues, sales, net income or net worth of the Company, any of its subsidiaries, business units or other areas, all as the Committee may determine. Awards under the Long-Term Plan provided to the officers of the Company have been almost exclusively in the form of performance-based restricted stock as more fully described hereinafter. Awards under the Long-Term Plan constitute the principal long-term component of officers' compensation.

         In establishing levels of executive compensation, the Committee has reviewed various performance and compensation data, including the performance measures under the AIP and the reports of its compensation consultant. Information was also gathered from industry sources and other published and private materials which provided a basis for comparing comparable electric and gas utilities and other survey groups representing a large variety of business organizations. Included in the data considered were the comparative returns provided by the largest electric and gas utilities as represented by the returns of the Standard & Poor's Electric Utilities Index which are reflected in the graph on page 21. Compensation amounts were established by the Committee based upon its consideration of the above comparative data and its subjective evaluation of Company and individual performance at levels consistent with the Committee's policy relating to total direct compensation.

         Since its last report to shareholders which was published in the proxy statement for 2002, the Committee has considered officers' compensation matters at several meetings including those held in February and May of 2002 and in February of 2003. The results of Committee actions taken in February and May of 2002 are included in the Summary Compensation Table on page 9 of this proxy statement. Generally speaking, the actions taken at those meetings in 2002 reflected the Company's exemplary performance in 2001 (total return of 12.2%, the 2nd highest of the 10 largest utilities in the United States) and for the three years ended in March 2002 (total return of 57.9%, the 5th highest of the 28 companies comprising the Standard & Poor's Electric Utilities Index). Actions taken at its meeting in February 2003 reflect the Company's recent business reversals and include freezing executive officers' salaries and not providing any AIP awards for 2002 performance. Moreover, it is anticipated that awards of performance-based restricted stock under the Long-Term Plan which were provided in May 2000 will be forfeited as a result of recent performance, and that awards provided in 2001 and 2002 may also be completely or partially forfeited depending on returns during the remainder of the relevant performance periods.

         With respect to the base salaries of the officers, at its meeting in February of 2002, the Committee authorized certain increases in salaries, including the Chief Executive's. Those increases were intended to reflect competitive market comparisons and to establish base salaries around the median of such markets. Increases provided in February 2002 are reflected in the Summary Compensation Table. As noted earlier, at its meeting in February 2003 the Committee decided not to increase the base pay of any of the executive officers.

         AIP awards provided by the Committee in February 2002 were based upon the Company's strong performance in 2001 and are reflected in the Summary Compensation Table. Based upon the Company's performance in 2002, including its failure to achieve the earnings per share targets established in advance, the Committee, at its meeting in February 2003, determined not to provide AIP awards to any officers for 2002 performance. Discretionary cash bonuses were provided to a limited number of officers in February 2003 as the result of superior performance in certain business activities and other individual circumstances.

         At its meetings in February 2002 and February 2003, the Committee provided awards of performance-based restricted shares under the Long-Term Plan to certain officers, including the Chief Executive. Information relating to awards made to the named executive officers in 2002 is contained in the Table on page 11 of this proxy statement. The ultimate value of all of the awards, if any, will be determined by the Company's total return to shareholders over selected performance periods compared to the total returns for those periods of the companies comprising the Standard & Poor's Electric Utilities Index. Depending upon the Company's relative total return for such periods, the officers may earn from 0% to 200% of the original award, and their compensation is, thereby, directly related to shareholder value. All of the awards contemplate that 200% of the original award will be provided if the Company's total return is in the 81st percentile or above of the returns of the companies comprising the Standard & Poor's Electric Utilities Index and that such percentage of the original award will be reduced as the Company's return compared to the returns provided by the companies in the Index declines so that 0% of the original award will be provided if the Company's return is in the 40th percentile or below of returns provided by the companies comprising the Index. These awards, and any awards that may be made in the future, are based upon the Committee's evaluation of the appropriate level of long-term compensation consistent with its policy relating to total direct compensation.

         Additionally, with respect to the Long-Term Plan, the Committee, at its meeting in May 2002, considered the performance-based restricted stock awards provided to certain officers in May 1999. Based upon its review and comparison of the Company's total return to the returns provided by the companies comprising the Standard & Poor's Electric Utilities Index, the Committee determined that the Company's performance during the three-year performance period ending in March 2002 permitted the payment of 200% of such 1999 awards. As noted earlier, during the three-year performance period ending in March 2002, the Company's total return of 57.9% was the 5th highest (85th percentile) of the 28 companies comprising the index at that time. Payments of these awards were made in the form of the Company's stock and cash, and, for Messrs. Nye, Gibbs, Dickie and McNally and Ms. Curry, the value of such cash and stock at the date of distribution is included in the LTIP Payouts column of the Summary Compensation Table on page 9 of this proxy statement.

         With respect to the compensation of the Chief Executive, in February 2002 the Committee increased Mr. Nye's base salary as Chief Executive to an annual rate of $1,050,000 representing a $75,000 or 7.6% increase over the amount established for Mr. Nye in May of 2001. Based upon the Committee's evaluation of individual and Company performance in 2001, including the Company's total return of 12.2% which was the second highest of the 10 largest utilities in the United States, the Committee provided Mr. Nye with an AIP award of $1,000,000 and a special bonus award of $750,000 compared to the prior year's AIP award of $950,000. The Committee also awarded 150,000 shares of performance-based restricted stock to Mr. Nye. Under the terms of his award, Mr. Nye can earn from 0% to 200% of the original award, depending on the Company's total return to shareholders over a three-year period (April 1, 2002 through March 31, 2005) compared to the total return provided by the companies comprising the Standard & Poor's Electric Utilities Index. In addition, as previously noted in this report and based upon the Company's total return of 57.9% for the three years ended in March of 2002, the Committee in May of 2002 approved the payment of 200% of the 1999 performance-based restricted stock awards under the Long-Term Plan, which for Mr. Nye was 80,000 shares.

         Actions taken by the Committee in 2003 with respect to the Chief Executive's compensation reflect the Company's recent business reversals. In February 2003, the Committee established Mr. Nye's base salary at an annual rate of $1,050,000, which is the same rate as established in 2002. In recognition of the Company's cost reduction efforts, Mr. Nye has voluntarily reduced his base salary to a rate of $950,000 for one year. As noted earlier, the Committee did not provide AIP awards to any executive officers, including Mr. Nye, in 2003 based on 2002 performance. Additionally, in 2003 the Committee provided awards of performance-based restricted stock to Mr. Nye, the ultimate value of which will be determined by the Company's performance over two-year and three-year performance periods. Under the terms of his awards, Mr. Nye can earn from 0% to 200% of the original awards depending, with respect to 80,000 shares, on the Company's total return to shareholders over a two-year period (April 1, 2003 through March 31, 2005) and, with respect to 80,000 shares, on the Company's total return to shareholders over a three-year period (April 1, 2003 through March 31, 2006) compared to the total returns provided for the respective periods by the companies comprising the Standard & Poor's Electric Utilities Index. The level of compensation established for the Chief Executive in 2002 and in 2003 was based upon the Committee's subjective evaluation of the information contained in this report consistent with the Committee's policy relating to total compensation.

         As previously reported, the Company has entered into employment agreements, as approved by the Committee, with certain officers, including the Chief Executive. Mr. Nye's prior employment agreement was superceded, effective June 1, 2002, by a new agreement which was approved in May 2002. The terms of employment agreements with the named executive officers are described in Footnote 6 to the Summary Compensation Table on pages 12, 13 and 14 of this proxy statement.

         Certain of the Company's business units have developed separate annual incentive compensation plans. Those plans focus on the results achieved by those individual business units and the compensation opportunities provided by those plans are considered to be competitive in the markets in which those units compete. Generally, officers may not participate in both the traditional incentive compensation plans as discussed herein and the business unit plans. None of the named executive officers participate in the individual business unit plans.

         In discharging its responsibilities with respect to establishing officers' compensation, the Committee normally considers such matters at its February and May meetings. Although Company management may be present during Committee discussions of officers' compensation, Committee decisions with respect to the compensation of the Chief Executive are reached in private session without the presence of any member of Company management.

         Section 162(m) of the Code limits the deductibility of compensation which a publicly traded corporation provides to its most highly compensated officers. As a general policy, the Company does not intend to provide compensation which is not deductible for federal income tax purposes. Awards under the AIP and the Long-Term Plan are expected to be fully deductible. The DICP and the Salary Deferral Program have been amended to require the deferral of distributions of maturing amounts until the time when such amounts would be deductible. A portion of the special bonus amounts provided to Mr. Nye in 2002 are not expected to be deductible but such amounts are not material.

         Shareholder comments to the Committee are welcomed and should be addressed to the Secretary of the Company at the Company's offices.

                    Organization and Compensation Committee

   J. E. Oesterreicher, Chair        Jack E. Little
   Derek C. Bonham                   Margaret N. Maxey
   William M. Griffin                Charles R. Perry (retired February 2003)
   Kerney Laday                      Herbert H. Richardson

                                PERFORMANCE GRAPH

         The following graph compares the performance of TXU Corp.'s common stock to the S&P 500 Index and S&P Electric Utilities Index for the last five years. The graph assumes the investment of $100 at December 31, 1997 and that all dividends were reinvested. The amount of the investment at the end of each year is shown in the graph and in the table which follows.


                            Cumulative Total Returns
                        for the Five Years Ended 12/31/02




        Line graph inserted here that shows Cumulative Total Returns in dollars by years 1997-2002.





                                                    1997       1998         1999        2000        2001       2002
--------------------------------------------- ----------- ---------- ------------ ----------- ----------- ----------
TXU Corp................................             100        118           96         128         143         59
--------------------------------------------- ----------- ---------- ------------ ----------- ----------- ----------
S&P 500 Index...........................             100        129          156         141         125         97
--------------------------------------------- ----------- ---------- ------------ ----------- ----------- ----------
S&P Electric Utilities Index............             100        115           93         143         131        112
--------------------------------------------- ----------- ---------- ------------ ----------- ----------- ----------

Item 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
                 AND RELATED STOCKHOLDER MATTERS

Security ownership of certain beneficial owners at March 17, 2003:

                                                                 Amount and Nature
                                   Name and Address                Of Beneficial
       Title of Class            of Beneficial Owner                 Ownership              Percent of Class
    ----------------------     -------------------------       -----------------------     -------------------
        Common stock,                 TXU Corp.                  52,293,533 shares                 97.78%
     without par value,              Energy Plaza                    voting and
       of US Holdings             1601 Bryan Street               investment power
                                 Dallas, Texas 75201

    Common stock without              TXU Energy               524,329 shares voting                2.22%
       par value of US            Industries Company(a)                 and
          Holdings                   Energy Plaza                 investment power
                                  1601 Bryan Street
                                 Dallas, Texas 75201

(a)  A wholly-owned subsidiary of TXU Corp.

Security ownership of management at March 17, 2003:

         The following lists the common stock of TXU Corp. owned by the Directors and Executive Officers of US Holdings. The named individuals have sole voting and investment power for the shares of common stock reported. Ownership of such common stock by the Directors and Executive Officers, individually and as a group, constituted less than 1% of the outstanding shares at March 17, 2003. None of the named individuals own any of the preferred stock of US Holdings or the preferred securities of any subsidiaries of US Holdings.

                                                                   Number of Shares
                                     ----------------------------------------------------------------------------

                Name                      Beneficially Owned         Deferred Plan (1)                   Total
                ----                      ------------------         -------------                       -----
T. L. Baker.......................               91,588                    28,104                        119,692

Brian N. Dickie...................               49,682                    45,971                         95,653

M. S. Greene......................               30,632                    19,127                         49,759

Michael J. McNally................              127,344                    33,734                        161,078

Erle Nye..........................              420,366                    87,792                        508,158

Eric H. Peterson..................               26,443                         0                         26,443

R. A. Wooldridge..................                9,576                         0                          9,576
All Directors and Executive
  Officers as a group (7).........              755,631                   214,728                        970,359

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

Item 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         R. A. Wooldridge, a Director of US Holdings, is a partner of Hunton & Williams, which provides legal services to US Holdings.

Item 14.      CONTROLS AND PROCEDURES

      An evaluation was performed under the supervision and with the participation of US Holdings' management, including the principal executive officer and principal financial officer, of the effectiveness of the design and operation of the disclosure controls and procedures in effect within 90 days of the filing date of this annual report. Based on the evaluation performed, US Holdings' management, including the principal executive officer and principal financial officer, concluded that the disclosure controls and procedures were effective.

      There have been no significant changes in US Holdings' controls or in other factors that could significantly affect these controls subsequent to the evaluation referenced above.

                                     PART IV

Item 15.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

                                                                                               Page
                                                                                               ----
(a) Documents filed as part of this Report:

Financial Statements (included in Appendix A to this report):
Selected Financial Data - Consolidated Financial Statistics...........................        A-2
Management's Discussion and Analysis of Financial Condition
       and Results of Operations......................................................        A-3
Statement of Responsibility...........................................................        A-43
Independent Auditors' Report..........................................................        A-44
Statements of Consolidated Income for each of the three years in the
       period ended December 31, 2002.................................................        A-45
Statements of Consolidated Comprehensive Income for each of the
       three years in the period ended December 31, 2002..............................        A-45
Statements of Consolidated Cash Flows for each of the three years in
       the period ended December 31, 2002.............................................        A-46
Consolidated Balance Sheets, December 31, 2002 and 2001...............................        A-47
Statements of Consolidated Shareholders' Equity for each of the three years in
       the period ended December 31, 2002.............................................        A-48
Notes to Financial Statements.........................................................        A-49

         The consolidated financial statement schedules are omitted because of the absence of the conditions under which they are required or because the required information is included in the consolidated financial statements or notes thereto.

(b) Reports on Form 8-K:

    Reports on Form 8-K filed since September 30, 2002, are as follows:

    Date of Report      Item Reported
    -------------       -------------
    November 5, 2002    Item 2.  Disposition of Assets.
                        Item 7.  Financial Statements and Exhibits.

    November 21, 2002   Item 5.  Other Events and Regulation FD Disclosure.
                        Item 7.  Financial Statements and Exhibits.

    November 21, 2002   Item 5.  Other Events and Regulation FD Disclosure.
                        Item 7.  Financial Statements and Exhibits.

    November 22, 2002   Item 5.  Other Events and Regulation FD Disclosure.
                        Item 7.  Financial Statements and Exhibits.

    November 26, 2002   Item 5.  Other Events and Regulation FD Disclosure
                        Item 7.  Financial Statements and Exhibits.

    December 17, 2002   Item 5.  Other Events and Regulation FD Disclosure

    February 26, 2003   Item 5.  Other Events and Regulation FD Disclosure
                        Item 7.  Financial Statements and Exhibits.

(c) Exhibits:

        Included in Appendix B to this report.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, TXU US Holdings Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                             TXU US HOLDINGS COMPANY


Date:   March 27, 2003                                       By:         /s/  ERLE NYE
                                                                   ------------------------------
                                                                     (Erle Nye, Chairman of the Board and
                                                                               Chief Executive)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of TXU US
Holdings Company and in the capacities and on the date indicated.


                        Signature                                    Title                         Date
/s/                  ERLE NYE                               Principal Executive
----------------------------------------------------------- Officer and Director                  March 27, 2003
  (Erle Nye, Chairman of the Board and Chief Executive)


/s/                H. DAN FARELL                            Principal Financial
----------------------------------------------------------- Officer and Director                  March 27, 2003
                  (H. Dan Farell)



/s/                BIGGS C. PORTER                          Principal Accounting
----------------------------------------------------------- Officer and Director                  March 27, 2003
             (Biggs C. Porter, Controller)


/s/               MICHAEL J. McNALLY                        Director                              March 27, 2003
-----------------------------------------------------------
                 (Michael J. McNally)


/s/               ERIC H. PETERSON                          Director                              March 27, 2003
-----------------------------------------------------------
                 (Eric H. Peterson)


/s/               R. A. WOOLDRIDGE                          Director                              March 27, 2003
-----------------------------------------------------------
                 (R. A. Wooldridge)



                             TXU US HOLDINGS COMPANY
                              CERTIFICATION OF CEO


     I, Erle Nye, Chairman of the Board and Chief Executive of TXU US Holdings Company, certify that:

1.   I have reviewed this annual report on Form 10-K of TXU US Holdings Company;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: March 27, 2003               /s/Erle Nye
                             ---------------------------
                             Signature: Erle Nye
                             Title:  Chairman of the Board and Chief Executive

                             TXU US HOLDINGS COMPANY
                              CERTIFICATION OF PFO


     I, H. Dan Farell, Principal Financial Officer of TXU US Holdings Company, certify that:

1.   I have reviewed this annual report on Form 10-K of TXU US Holdings Company;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: March 27, 2003                       /s/H. Dan Farell
                                          ------------------------------
                                          Signature: H. Dan Farell
                                          Title: Principal Financial Officer


                                                                                                Appendix A


TXU US HOLDINGS COMPANY AND SUBSIDIARIES

INDEX TO FINANCIAL INFORMATION
December 31, 2002

                                                                                                    Page

Selected Financial Data - Consolidated Financial Statistics.................................         A-2

Management's Discussion and Analysis of Financial Condition and Results of Operations.......         A-3

Statement of Responsibility.................................................................         A-43

Independent Auditors' Report................................................................         A-44

Financial Statements:

   Statements of Consolidated Income and Comprehensive Income...............................         A-45

   Statements of Consolidated Cash Flows....................................................         A-46

   Consolidated Balance Sheets..............................................................         A-47

   Statements of Consolidated Shareholders' Equity..........................................         A-48

   Notes to Financial Statements............................................................         A-49

                    TXU US HOLDINGS COMPANY AND SUBSIDIARIES
                             SELECTED FINANCIAL DATA
                        CONSOLIDATED FINANCIAL STATISTICS

                                                                                   Year Ended December 31,


                                                                      2002     2001       2000       1999     1998
                                                                      ----     ----       ----       ----     ----
                                                                             (Millions of Dollars, except ratios)

Total assets -- end of year...................................      $24,519  $21,838    $23,011    $20,292  $20,897
------------------------------------------------------------------------------------------------------------------------
Property, plant and equipment - net-- end of year.............      $16,183  $16,156    $15,907    $15,775  $15,913
    Capital expenditures......................................          787      965        781        585      509
------------------------------------------------------------------------------------------------------------------------
Capitalization-- end of year
    Exchangeable subordinated notes (a) .......................       $ 750    $  -       $  -       $  -     $  -
    All other long-term debt, less amounts due currently.......       5,863    5,819      5,264      4,908    5,531
    TXU US Holdings Company obligated, mandatorily redeemable, preferred securities of subsidiary trusts holding solely
      junior subordinated debentures of TXU US Holdings Company
      (trust securities)........................................          -       -         829        824      823
    Preferred stock:
      Not subject to mandatory redemption.......................        115      115        115        115      115
      Subject to mandatory redemption...........................         21       21         21         21       21
    Common stock equity.........................................      6,587    7,349      7,336      7,147    7,021
                                                                    -------  -------    -------    -------  -------
         Total..................................................    $13,336  $13,304    $13,565    $13,015  $13,511
                                                                    =======  =======    =======    =======  =======

Capitalization ratios-- end of year
    Exchangeable subordinated notes (a)........................         5.6%      -%         -%         -%       -%
    All other long-term debt, less amounts due currently.......        44.0     43.8       38.8       37.7     40.9
    Trust securities...........................................          -        -         6.1        6.3      6.1
    Preferred stock............................................         1.0      1.0        1.0        1.1      1.0
    Common stock equity........................................        49.4     55.2       54.1       54.9     52.0
                                                                    -------    ------    ------     ------   ------
         Total.................................................       100.0%   100.0%     100.0%    100.0%    100.0%
                                                                    =======    =====     ======     ======    =====
------------------------------------------------------------------------------------------------------------------------
Embedded interest cost on long-term debt-- end of year (b).....         6.9%     6.1%       7.5%      7.4%      8.2%
Embedded distribution cost on trust securities-- end of year...          -        -         8.3%      8.4%      8.4%
Embedded dividend cost on preferred stock--end of year (c).....         7.5%     7.5%       8.1%     11.0%     13.5%

------------------------------------------------------------------------------------------------------------------------
Revenues ......................................................      $8,140   $8,020     $7,621     $6,324    $6,607
Net income available for common stock (d)......................         352      707        777        724       767
------------------------------------------------------------------------------------------------------------------------
Ratio of earnings to fixed charges.............................         2.4      3.3        3.1        2.9       3.1
Ratio of earnings to fixed charges and preferred dividends.....         2.3      3.3        3.0        2.8       3.0
------------------------------------------------------------------------------------------------------------------------

(a)  Classified as long-term debt.
(b) Represents the annual interest and amortization of any discounts, premiums, issuance costs and any deferred gains/losses on reacquisitions divided by the carrying value of the debt plus the unamortized balance of any discounts, premiums, issuance costs and gains/losses on reacquisitions at the end of the year.
(c) Includes the unamortized balance of the loss on reacquired preferred stock and associated amortization. The embedded dividend cost, excluding the effects of the loss on reacquired preferred stock, was 6.7% for 2002, 2001, 2000, 1999 and 1998.
(d) Net income available for common stock includes extraordinary charges of $134 million (after-tax) and $154 million (after-tax) for 2002 and 2001, respectively.

Certain previously reported financial statistics have been reclassified to conform to current classifications.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

BUSINESS

     TXU US Holdings Company (US Holdings) is an energy company that engages in power production (electricity generation), wholesale energy sales, retail energy sales and related services, portfolio management, including risk management and certain trading activities, and the delivery of electricity. US Holdings is a holding company that conducts its operations through its TXU Energy Company LLC (TXU Energy) and Oncor Electric Delivery Company (Oncor) subsidiaries.

     Use of the term "US Holdings," unless otherwise noted or indicated by the context, refers to US Holdings, a holding company, and/or its consolidated subsidiaries.

CRITICAL ACCOUNTING POLICIES

     All dollar amounts in Management's Discussion and Analysis of Financial Condition and Results of Operations and the tables therein are stated in millions of US dollars unless otherwise indicated.

     US Holdings' significant accounting policies are detailed in Note 2 to Financial Statements. US Holdings follows accounting principles generally accepted in the United States of America. In applying these accounting policies in the preparation of US Holdings' consolidated financial statements, management is required to make estimates and assumptions about future events that affect the reporting and disclosure of assets and liabilities at the balance sheet dates and revenue and expense during the periods covered. The following is a summary of certain critical accounting policies of US Holdings that are impacted by judgments and uncertainties and for which different amounts might be reported under a different set of conditions or using different assumptions.

     Financial Instruments and Mark-to-Market Accounting -- US Holdings enters into financial instruments, including options, swaps, futures, forwards and other contractual commitments primarily to manage market risks related to changes in commodity prices, including costs of fuel for generation of power, as well as changes in interest rates. These financial instruments are accounted for in accordance with Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities" and, prior to October 26, 2002, Emerging Issues Task Force (EITF) Issue No. 98-10, "Accounting for Contracts Involved in Energy Trading and Risk Management Activities." The majority of financial instruments entered into by US Holdings are derivatives as defined in SFAS No. 133.

     SFAS No. 133 requires the recognition of derivatives in the balance sheet, the measurement of those instruments at fair value and the recognition in earnings of changes in the fair value of derivatives. This recognition is referred to as "mark-to-market" accounting. SFAS No. 133 provides exceptions to this accounting if (a) the derivative is deemed to represent a transaction in the normal course of purchasing from a supplier and selling to a customer or (b) the derivative is deemed to be a cash flow or fair value hedge. In accounting for cash flow hedges, derivative assets and liabilities are recorded on the balance sheet at fair value with an offset in other comprehensive income. Any hedge ineffectiveness is recorded in earnings. Amounts are reclassified from other comprehensive income to earnings as the underlying transactions occur and realized gains and losses are recognized in earnings. US Holdings has no fair value hedges.

     US Holdings documents designated commodity, debt-related and other hedging relationships, including the strategy and objectives for entering into such hedge transactions and the related specific firm commitments or forecasted transactions. US Holdings applies hedge accounting in accordance with SFAS No. 133 for these non-trading transactions, providing the underlying transactions continue to be forecasted to occur. Effectiveness is assessed based on changes in cash flows of the hedges as compared to changes in cash flows of the hedged items.

     Pursuant to SFAS No. 133, the normal purchase or sale exception and the cash flow hedge designation are elections that can be made by management if certain strict criteria are met and documented. As these elections can reduce the volatility in earnings resulting from fluctuations in fair value, results of operations could be materially affected by such elections.

     Financial instruments entered into in connection with indebtedness to manage interest rate risks are generally accounted for as cash flow hedges in accordance with SFAS No. 133.

      EITF Issue No. 98-10 required mark-to-market accounting for energy-related contracts, whether or not derivatives under SFAS No. 133, that were deemed to be entered into for trading purposes as defined by that rule. The majority of commodity contracts and energy-related financial instruments entered into by US Holdings to manage commodity price risk represented trading activities as defined by EITF Issue No. 98-10 and were therefore marked-to-market. On October 25, 2002, the EITF rescinded EITF Issue No. 98-10. Pursuant to this rescission, only financial instruments that are derivatives under SFAS No. 133 will be subject to mark-to-market accounting. See discussion below under "Changes in Accounting Standards."

      In June 2002, in connection with the EITF's consensus on Issue No. 02-3, "Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities", additional guidance on recognizing gains and losses at the inception of a trading contract was provided. In November 2002, this guidance was extended to all derivatives. If the commercial and industrial (C&I) retail contracts that US Holdings enters into do not meet the requirements of the revised guidance, then income from such contracts will be recognized on a settlement basis. See discussion below under "Commodity Contracts and Mark-to-Market Activities."

      The majority of financial instruments entered into by US Holdings for the purpose of managing risk or optimizing margins in meeting the energy demands of customers are derivatives and will continue to be subject to SFAS No. 133.

      Mark-to-market accounting recognizes changes in the value of financial instruments as reflected by market price fluctuations. In the energy market, the availability of quoted market prices is dependent on the type of commodity (e.g., natural gas, electricity, etc.), time period specified and location of delivery. In computing the mark-to-market valuations, each market segment is split into liquid and illiquid periods. The liquid period varies by region and commodity. Generally, the liquid period is supported by broker quotes and frequent trading activity. In illiquid periods, little or no market information may exist, and the fair value is estimated through market modeling techniques.

      For those periods where quoted market prices are not available, forward price curves are developed based on the available information or through the use of industry accepted modeling techniques and practices based on market fundamentals (e.g., supply/demand, replacement cost, etc.). As a matter of policy, however, US Holdings generally does not recognize any income or loss from the illiquid periods.

      Revenue Recognition -- US Holdings generally records revenues under the accrual method, with the exception of certain large C&I retail contracts that are derivatives as defined in SFAS No. 133 and have therefore been marked-to-market. Retail electric revenues are recognized when the commodity is provided to customers on the basis of periodic cycle meter readings and include an estimated accrual for the value of the commodity consumed from the meter reading date to the end of the period. The unbilled revenue is estimated at the end of the period based on estimated daily consumption after the meter read date to the end of the period. Estimated daily consumption is derived using historical customer profiles adjusted for weather and other measurable factors affecting consumption. Electricity T&D revenues are recognized when delivery services are provided to customers on the basis of periodic cycle meter readings and include an estimated accrual for the delivery fee value of electricity provided from the meter reading date to the end of the period. The accrued revenue is based on actual daily revenues for the most recent metered period applied to the number of unmetered days through the end of the period.

      As a result of the opening of the Texas market to competition and related changes in systems and processes within the Electric Reliability Council of Texas (ERCOT), adjustments are recorded for accounts receivable from or payable to ERCOT related to system balancing and are recorded net in revenues. Such balances reflect estimates of volumetric data and are subject to adjustment as data is reconciled and final settlements are determined. Net accounts receivable from ERCOT totaled approximately $40 million at December 31, 2002, covering periods that date back to 2001.

      Revenues reflect unrealized gains and losses related to large C&I retail contracts, including unrealized gains recorded upon inception of these contracts, as discussed below under "Commodity Contracts and Mark-to-Market

Activities." Results of wholesale portfolio management activities, which represent realized and unrealized gains and losses from transacting in energy-related contracts, are also reported as a component of revenues. As discussed above under "Financial Instruments and Mark-to-Market Accounting," recognition of unrealized gains and losses involves a number of assumptions and estimates that could have a significant effect on reported revenues and earnings.

      The historical financial statements for periods prior to 2002 included adjustments made to revenues for over/under recovered fuel costs. To the extent fuel costs incurred exceeded regulated fuel factor amounts included in customer billings, US Holdings recorded revenues on the basis of its ability and intent to obtain regulatory approval for rate surcharges on future customer billings to recover such amounts. Conversely, to the extent fuel costs incurred were less than amounts included in customer billings, revenues were reduced. Following deregulation of the Texas market on January 1, 2002, any changes to the fuel factor component of regulatory rate amounts are applied prospectively.

      Accounting for Contingencies -- The financial results of US Holdings may be affected by judgments and estimates related to loss contingencies. Accruals for loss contingencies are recorded when management determines that it is probable that an asset has been impaired or a liability has been incurred and that such economic loss can be reasonably estimated. Such determinations are subject to interpretations of current facts and circumstances, forecasts of future events and estimates of the financial impacts of such events.

      A significant contingency that US Holdings accounts for is the loss associated with uncollectible trade accounts receivable. The determination of such bad debt expense is based on factors such as historical write-off experience, agings of current accounts receivable balances, changes in operating practices, regulatory rulings, general economic conditions and customers' behaviors. With the opening of the Texas electricity market to competition, many historical measures used to estimate bad debt experience may be less reliable. The changing environment, including effects of provider of last resort (POLR) rules (as discussed below under "Regulation and Rates"), billing delays due to new procedures within ERCOT and changes in systems and processes, and customer churn due to competitor actions has added a level of complexity to the estimation process. In 2002, US Holdings recorded bad debt expense of $163 million.

      In connection with the opening of the Texas market to competition, the Texas Legislature established a retail clawback provision intended to incent affiliated retail electric providers (REPs) of utilities to actively compete for customers outside their historical service territories. As discussed in Note 14 to Financial Statements, a retail clawback liability arises if TXU Energy retains more than 60% of US Holdings' and TXU SESCO Company's former residential and small business customers after the first two years of competition. The amount of the liability is based on the number of such customers as of January 1, 2004 less the number of new customers from outside the historical service territory multiplied by $90. In 2002, TXU Energy recorded a retail clawback accrual of $185 million ($120 million after-tax) reported in cost of energy sold and delivery fees in the statement of income. Over a two-year period beginning January 1, 2004, the liability would be paid to Oncor, which in turn would pass the credit to REPs, including TXU Energy, through reduced electricity delivery rates. The accrual reflects assumptions and estimates regarding the number of customers expected in and out of territory. The accrual is subject to further adjustment as the actual measurement date approaches.

      Impairment of Long-Lived Assets -- US Holdings evaluates long-lived assets for impairment whenever indications of impairment exist, in accordance with the requirement of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." One of those indications is a current expectation that "more likely than not" a long-lived asset will be sold or otherwise disposed of significantly before the end of its previously estimated useful life. The determination of the existence of this and other indications of impairment involves judgments that are subjective in nature and in some cases requires the use of estimates in forecasting future results and cash flows related to an asset or group of assets. Further, the unique nature of US Holdings' property, plant and equipment, which includes a fleet of generation assets using different fuels and individual plants that have varying utilization rates, requires the use of significant judgments in determining the existence of impairment indications and grouping assets for impairment testing.

      In 2002, US Holdings recorded an impairment charge of $237 million ($154 million after-tax) for the writedown of two generation plant construction projects as a result of current wholesale electricity market conditions and reduced planned developmental capital spending. Fair value was determined based on current appraisals of property and equipment. The charge is reported in other deductions in the statement of income. As the writedown is based on current estimates, the remaining carrying value of the projects of $113 million is subject to further adjustment should estimates of recoverable value change.

      Goodwill and Intangible Assets -- US Holdings evaluates goodwill for impairment at least annually in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets." US Holdings has performed impairment tests for its reporting units and no goodwill impairment charges were recorded.

      US Holdings primarily uses discounted cash flow analyses to test for goodwill impairment. Such analyses require a significant number of estimates and assumptions regarding future earnings, working capital requirements, capital expenditures, discount rate, terminal year growth factor and other modeling factors.

      Depreciation -- The depreciable lives of power generation plants are based on management's estimates/determinations of the plants' economically useful lives. To the extent that the actual lives differ from these estimates there would be an impact on the amount of depreciation charged to the financial statements.

      Regulatory Assets and Liabilities -- The financial statements of US Holdings' regulated business, represented by Oncor operations, reflect regulatory assets and liabilities under cost-based rate regulation in accordance with SFAS No. 71, "Accounting for the Effect of Certain Types of Regulation." As a result of the 1999 Restructuring Legislation, (see Note 14 to Financial Statements for further description), the electricity generation portion of US Holdings' business no longer meets the criteria to apply regulatory accounting principles. Accordingly, application of SFAS No. 71 to the generation portion of US Holdings' business was discontinued as of June 30, 1999. Oncor's operations continue to meet the criteria for recognition of regulatory assets and liabilities. The assumptions and judgments used by regulatory authorities continue to have an impact on the recovery of costs, the rate earned on invested capital and the timing and amount of assets to be recovered by rates. (See discussion in Note 17 to Financial Statements under "Regulatory Assets and Liabilities.")

      In 2002, US Holdings recorded an extraordinary loss of $134 million (net of income tax benefit of $72 million) principally to write down the regulatory asset related to securitization bonds to be issued in accordance with US Holdings' settlement plan with the Public Utility Commission of Texas (Commission) as described in Note 14 to Financial Statements. The regulatory asset carrying value is intended to represent the estimated amount of future cash flows to be recovered from REPs through increased rates; the determination of such amount is based on estimates. The writedown, which was taken as a result of the final approval of the settlement plan, reflects the impact of lower interest rates. As actual interest rates on the bonds may differ from current estimates, the regulatory asset carrying value, which was $1.7 billion at December 31, 2002, is subject to further adjustment.

      Defined Benefit Pension Plans and Other Postretirement Benefit Plans-- US Holdings is a participating employer in the TXU Retirement Plan (Retirement
Plan), a defined benefit pension plan sponsored by TXU Corp. US Holdings also participates with TXU Corp. and certain other affiliated subsidiaries of TXU Corp. to offer certain health care and life insurance benefits to eligible employees and their eligible dependents upon the retirement of such employees from TXU Corp. Reported costs of providing non-contributory defined pension benefits and other postretirement benefits (see Note 11 to Financial Statements) are dependent upon numerous factors, assumptions and estimates.

      For example, these costs are impacted by actual employee demographics (including age, compensation levels, and employment periods), the level of contributions made to the plan, and earnings on plan assets. The Retirement Plan's assets are primarily made up of equity and fixed income investments. Changes made to the provisions of the plan may also impact current and future pension costs. Fluctuations in actual equity market returns as well as changes in general interest rates may result in increased or decreased pension costs in future periods. Pension costs may also be significantly affected by changes in key actuarial assumptions, including anticipated rates of return on plan assets and the discount rates used in determining the projected benefit obligation and pension costs.

      In accordance with SFAS No. 87, "Employers' Accounting for Pensions," changes in pension obligations associated with these factors may not be immediately recognized as pension costs on the income statement, but generally are recognized in future years over the remaining average service period of plan participants. As such, significant portions of pension costs recorded in any period may not reflect the actual level of cash benefits provided to plan participants.

      As of December 31, 2002, key assumptions of the Retirement Plan and other postretirement benefit plans were revised, including decreasing the expected return on plan assets from 9% to 8.5% and decreasing the assumed discount rate from 7.5% to 6.75%. In selecting assumed discount rates, TXU Corp. considered fixed income security yield rates for AA rated portfolios as reported by Moody's. In selecting an assumed rate of return on plan assets, TXU Corp. considered past performance and economic forecasts for the types of investments held by the plan. The market value of the Retirement Plan assets has been affected by sharp declines in equity markets since the first quarter of 2000. Plan asset values have declined $151 million and $49 million in 2002 and 2001, respectively. The projected benefit obligation has increased by $165 million as a result of the change in the discount rate. Further, based on the current assumptions and available information, in 2003 funding requirements for US Holdings are expected to increase approximately $3 million and pension expense is expected to increase, as a result of such changed assumptions and other actions, a total of approximately $29 million over 2002 amounts. Pension cost and cash funding requirements could increase in future years.

      As a result of the Retirement Plan asset return experience, at December 31, 2002, US Holdings was required to recognize its portion of an additional minimum liability as prescribed by SFAS No. 87 and SFAS No. 132, "Employers' Disclosures about Pensions and Postretirement Benefits." The liability, which totaled to $57 million ($37 million after-tax) for US Holdings, was recorded as a reduction to shareholders' equity through a charge to Other Comprehensive Income, and did not affect net income for 2002. The charge to Other Comprehensive Income will be reversed in future periods to the extent the fair value of trust assets exceeds the accumulated benefit obligation.

      The amounts provided above for funding requirements, pension expense and minimum liability adjustment mentioned above, represent allocations of the TXU Corp. Retirement Plan to US Holdings.

RESULTS OF OPERATIONS

OVERVIEW

     The results of operations and the related management's discussion of those results for all periods presented reflect the change in format of the statements of consolidated income and the impact of EITF Issue No. 02-3 as discussed below. (See Note 2 to Financial Statements for description of new line items.)

     Changes in Accounting Standards -- In June 2002, the EITF reached a consensus on certain aspects of EITF Issue No. 02-3 regarding the presentation of trading activities in the statement of income. The new rules were effective on July 1, 2002, and required that all trading contracts (as defined by EITF Issue No. 98-10), whether or not physically settled, be recorded net upon settlement, rather than gross as a sale and cost of sale. US Holdings has historically recorded financial contracts net, but has recorded those contracts that provide for physical delivery gross upon settlement. Prior period amounts have been reclassified to conform to this new reporting requirement. Transactions affected by the new reporting requirements represent contracts that provided for physical delivery but were settled financially without delivery, as well as contracts physically settled but classified as trading activities. The new reporting requirements had no impact on US Holdings' gross margin, net income or cash provided by operating activities.

     The table below summarizes the impact on US Holdings' operating revenues and costs of energy sold and delivery fees for prior years of the new reporting rules under EITF Issue No. 02-3.

                                                                        Years Ended December 31,
                                                                        ------------------------
                                                                              2001       2000
                                                                              ----       ----
Operating revenues before reclassification.......................          $13,179    $12,939
Cost of energy sold and delivery fees netted with revenues.......           (5,159)    (5,318)
                                                                           -------    -------
Operating revenues after reclassification........................         $  8,020    $ 7,621
                                                                           =======    =======


Cost of energy sold and delivery fees before reclassification....         $  8,210    $ 8,510
Cost of energy sold and delivery fees netted with revenues.......           (5,159)    (5,318)
                                                                            ------    -------
Cost of energy sold and delivery fees after reclassification.....          $ 3,051    $ 3,192
                                                                            ======    =======

      On October 25, 2002, the EITF rescinded EITF Issue No. 98-10, which required mark-to-market accounting for all trading activities. Pursuant to this rescission, only financial instruments that are derivatives under SFAS No. 133 will be subject to mark-to-market accounting. Financial instruments that may not be derivatives under SFAS No. 133, but were marked-to-market under EITF Issue No. 98-10, consist primarily of gas transportation and storage agreements, power tolling, full requirements and capacity contracts. This new accounting rule was effective for new contracts entered into after October 25, 2002. Non-derivative contracts entered into prior to October 26, 2002, continued to be accounted for at fair value through December 31, 2002; however, effective January 1, 2003, such contracts were required to be accounted for on a settlement basis. Accordingly, a charge of approximately $100 million ($65 million after-tax) is expected to be reported as a cumulative effect of an accounting change in the first quarter of 2003. The expected cumulative effect adjustment represents net gains previously recognized for these contracts under mark-to-market accounting.

      See Note 2 to Financial Statements for discussion of other changes in accounting standards.

2002 compared to 2001

      Reference is made to comparisons of results by business segment presented below.

      US Holdings' operating revenues increased $120 million, or 1%, to $8.1 billion in 2002. The increase reflected a decline in the Electric Delivery segment of $320 million and an increase in the Energy segment of $280 million, the net effect of which was more than offset by a lower intercompany sales elimination between the two segments. The lower elimination reflected the inception of the Electric Delivery segment providing services to unaffiliated retail electric providers (REPs). The offsetting changes in the segments' revenues reflected certain activities reported in the Electric Delivery segment in 2001 that are reflected in the Energy segment's revenues in 2002, due to changes in responsibility for such activities. Revenues in the Energy segment reflected significantly higher wholesale sales volumes and a 9% decline in retail electric sales volumes, reflecting the opening of the Texas market to competition.

Gross Margin

                                                                                Year Ended December 31,
                                                                -----------------------------------------------
                                                                               % of                       % of
                                                                  2002        Revenue          2001      Revenue
                                                                  ----        -------          ----      -------

Operating revenues.....................................          $ 8,140         100%        $  8,020       100%
Cost and expenses:
     Cost of energy sold and delivery fees.............            3,214          40%           3,051        38%
      Operating costs..................................            1,420          17%           1,300        16%
     Depreciation and amortization related to operating
         assets........................................              650           8%             629         8%
                                                                 -------       -----         --------    ------
Gross margin...........................................          $ 2,856          35%        $  3,040        38%
                                                                 =======       =====         ========    ======

         Gross margin decreased $184 million, or 6%, to $2.9 billion in 2002. This decline was driven by a $185 million ($120 million after-tax) accrual for regulatory-related retail clawback (see discussion above under "Accounting for Contingencies"), as the effect of lower retail electric volumes and higher operating costs was offset by the effect of lower average electricity costs and increased wholesale electric sales. Mark-to-market accounting for commodity contracts reduced revenues and gross margin by $72 million in 2002 (as compared to accounting on a settlement basis), and increased results by $314 million in 2001. (See discussion below under "Commodity Contracts and Mark-to-Market Activities.") Operating costs rose $120 million, or 9%, to $1.4 billion due to costs of refueling two units, compared to one in 2001, at the nuclear-powered generation plant, costs associated with a consumer energy efficiency program, mandated by the Commission, and higher transmission costs paid to other utilities.

      An increase in depreciation and amortization, other than goodwill (including amounts shown in the gross margin table above), of $67 million, or 11%, to $702 million reflected investments in computer systems to support the restructuring of the Texas electricity market, expansion of office facilities and normal growth and replacements of operating facilities.

      Selling, general and administrative (SG&A) expense increased $289 million, or 38%, to $1.1 billion in 2002. The increase was driven by higher staffing and other administrative expenses associated with expanded retail sales and wholesale portfolio management operations, as well as higher bad debt expense, all due largely to the opening of the Texas electricity market to competition. With the completion of the transition to competition in Texas, the industry-wide decline in portfolio management activities and the expected deferral of deregulation of energy markets in other states, US Holdings initiated several cost savings actions in 2002 that are expected to continue in 2003. Such actions resulted in $31 million ($21 million after-tax) in severance charges in 2002, which contributed to the increase in SG&A expense. In addition, new POLR rules established by the Commission are expected to result in reduced bad debt expense. (See discussion in Note 14 to Financial Statements under "Provider of Last Resort"). With the anticipated lower staffing and related administrative expenses and reduced bad debts expense, SG&A expenses are expected to decline in 2003.

      Franchise and revenue-based taxes decreased $31 million, or 7%, to $411 million in 2002. This decline was due to the effect of lower revenues on which state and local gross receipts taxes are assessed.

        Other income increased $26 million to $38 million in 2002. The 2002 period included $32 million of gains on dispositions of property.

        Other deductions increased $127 million to $250 million in 2002. The 2002 period included a $237 million ($154 million after-tax) writedown of an investment in generation plant construction projects (see discussion above under "Impairment of Long-Lived Assets"). The 2001 period included a recoverable charge of $73 million related to the regulatory restructuring of the Texas electricity market, a $22 million nonrecoverable regulatory asset write-off pursuant to a regulatory order and $18 million in various asset writedowns.

      Interest income declined $33 million, or 85%, to $6 million in 2002, due largely to the recovery of under-collected fuel revenue on which interest income had been accrued under regulation in Texas in 2001.

      Interest expense and other charges decreased $31 million, or 7%, to $441 million in 2002, reflecting a $65 million decrease due to lower interest rates, partially offset by a $24 million increase due to higher debt levels and a $10 million increase due to lower capitalized interest.

      Goodwill amortization of $15 million in 2001 ceased in 2002, reflecting the discontinuance of goodwill amortization pursuant to the adoption of SFAS No. 142.

        The effective income tax rate on income before extraordinary loss was 28.4% in 2002 compared to 31.3% in 2001. The decrease reflected the effect of comparable (to 2001) tax benefit amounts of depletion allowances and amortization of investment tax credits on a lower income base in 2002. (See Note 10 to Financial Statements for an analysis of the effective tax rate.)

      Income before extraordinary loss decreased $376 million, or 43%, to $495 million in 2002. This performance reflected a decline of $393 million in the Energy segment, reflecting the writedown of generation projects of $154 million after-tax, the accrual of regulatory-related retail clawback of $120 million after-tax and the severance charges of $21 million after-tax. This decline was partially offset by growth of $17 million in the Electric Delivery segment. These performances are discussed below. Net pension and postretirement benefit costs reduced net income by $38 million in 2002 and $21 million in 2001.

        Extraordinary loss in 2002 includes a $134 million (net of income tax benefit of $72 million) regulatory-related charge, principally to write down regulatory assets related to securitization bonds to be issued in the future in accordance with the regulatory settlement plan (See discussion in Note 3 to Financial Statements under "Loss on Settlement") The regulatory asset writedown reflects the difference between the carrying value of the asset and the cash flows associated with the securitization bonds expected to be recovered through higher electricity delivery rates. This difference reflects the decline in interest rates. The extraordinary loss in 2001 of $154 million (net of income tax benefit of $115 million) consisted of $97 million (net of $52 million income tax benefit) of charges related to the early extinguishment of debt under the debt restructuring and refinancing plan pursuant to the requirements of the 1999 Restructuring Legislation and $57 million (net of $63 million income tax benefit) of net charges related to the settlement with the Commission to resolve all major open issues related to the transition to deregulation. (See Notes 3 and 14 to Financial Statements for further information concerning the settlement of deregulation issues.)

2001 compared to 2000

      Reference is made to comparisons of results by business segment presented below.

      US Holdings' operating revenues increased $399 million, or 5%, to $8 billion in 2001. The increase in revenue was primarily driven by higher recoverable costs in regulated retail electric operations. Electricity sales volumes declined 1% due to milder, more normal weather and a slowing economy, the effects of which were partially offset by 2% growth in the number of customers.

Gross Margin

                                                                               Year Ended December 31,
                                                                 ----------------------------------------------
                                                                               % of                      % of
                                                                   2001       Revenue         2000      Revenue
                                                                   ----       -------         ----      -------
Operating revenues.....................................          $ 8,020         100%        $ 7,621        100%
Costs and expenses:
     Cost of energy sold and delivery fees.............            3,051          38%          3,192         42%
     Operating costs...................................            1,300          16%          1,224         16%
     Depreciation and amortization related to operating
         assets........................................              629           8%            619          8%
                                                                 -------       -----         -------     ------
Gross margin...........................................          $ 3,040          38%        $ 2,586         34%
                                                                 =======       =====         =======     ======

      Gross margin increased $454 million, or 18%, to $3.0 billion in 2001. The growth was driven by an increase in wholesale portfolio management activity, in anticipation of the opening of the Texas market to competition, and the higher revenues in retail electric operations. Mark-to-market accounting for commodity contracts increased revenues and gross margin by $314 million (as compared to accounting on a settlement basis). Operating costs rose $76 million, or 6%, to $1.3 billion reflecting higher generation plant maintenance costs, transmission costs paid to other utilities and property taxes.

      An increase in depreciation and amortization, other than goodwill (including amounts shown in the gross margin table above) of $14 million, or 2%, to $635 million was due to investments in computer systems, expansion of office facilities and normal growth and replacements of operating facilities.

      SG&A expense rose $162 million, or 27%, to $766 million in 2001. The increase was due largely to higher costs to support expanded retail sales and portfolio management operations, largely in anticipation of the introduction of competition in the Texas electricity market, as well as higher bad debt expense driven by the effect on customer electricity billings of higher weather-related gas costs in late 2000 and early 2001.

      Franchise and revenue-related taxes increased $98 million, or 28%, to $442 million in 2001. This increase was driven by higher gross receipts taxes due to higher revenues on which such taxes are based. As discussed above, higher weather-related gas costs drove higher electric revenues in late 2000 and early 2001.

      Other income decreased $28 million to $12 million in 2001. The 2000 period included a $28 million gain on sale of land.

      Other deductions increased $64 million to $123 million in 2001. The 2001 period includes a $73 million recoverable charge related to regulatory restructuring of the Texas electricity market, a $22 million non-recoverable regulatory asset write-off and $18 million in various asset writedowns. The 2000 period includes a $52 million recoverable write-off of regulatory assets.

      Interest income increased $32 million to $39 million in 2001. The higher interest income related primarily to interest on under-recovered fuel costs under regulation.

      Interest expense and other charges decreased $12 million, or 2%, to $472 million in 2001, reflecting a $23 million decrease due to interest rates and a $12 million decrease due to higher capitalized interest partially offset by a $23 million increase due to higher debt levels.

      The effective tax rate on income before extraordinary loss was 31.3% in 2001 compared to 30.0% in 2000, reflecting higher state income taxes.

      Income before extraordinary loss increased $84 million, or 11%, to $871 million in 2001. The increase in earnings reflects an increase of $82 million in the Energy segment and an increase of $2 million in the Electric Delivery segment. The analysis of each business segment's performance is presented below.

      The extraordinary loss in 2001 of $154 million (net of $115 million income tax benefit) consisted of $97 million (net of $52 million income tax benefit) of charges related to the reacquisition of debt under the debt restructuring and refinancing plan pursuant to the requirements of the 1999 Restructuring Legislation and $57 million (net of $63 million income tax benefit) of net charges related to the settlement with the Commission to resolve all major open issues related to the transition to deregulation. (See discussion in Note 3 to Financial Statements under "Loss on Settlement.")

     Commodity Contracts and Mark-to-Market Activities

      The table below summarizes the changes in commodity contract assets and liabilities for the years ended December 31, 2002 and 2001. The net change in these assets and liabilities, excluding "other activity" as described below, represents the net unrealized gains/(losses) recognized under mark-to-market accounting. Mark-to-market accounting reduced pre-tax earnings by $72 million in 2002 (as compared to accounting on a settlement basis), and increased pre-tax earnings by $314 million in 2001. There were no material changes in valuation methodologies in 2002 or 2001.

                                                                                        2002         2001
                                                                                        ----         ----

   Balance of net commodity contract assets at beginning of year.................        $371       $  27

   Settlements of positions included in the opening balance (1) .................        (230)        (54)

   Unrealized mark-to-market valuations of positions held at end of period (2)...         158         368

   Changes in fair value attributable to changes in valuation techniques.........           -           -

   Other activity (3)............................................................          17          30
                                                                                         ----        ----
   Balance of net commodity contract assets at end of year ......................        $316        $371
                                                                                         ====        ====

         --------------------------
         (1) Represents unrealized mark-to-market valuations of these positions recognized in earnings as of the beginning of the year.

         (2) Includes unrealized gains recognized upon origination of retail electric contracts in accordance with SFAS No. 133, as discussed below, and $14 million in origination gains on nonderivative wholesale contracts entered into prior to July 1, 2002.

         (3) Represents net options paid and a commodity contract transferred from TXU Gas in the current period. Also includes $71 million of unsettled liabilities to Enron Corporation reclassified to other current liabilities in 2002. These activities have no effect on unrealized mark-to-market valuations.

         Origination Gains -- With the implementation of the 1999 Restructuring Legislation in Texas, retail electric contracts are no longer subject to rate regulation and are negotiated between the various REPs and the customer. This has resulted in an especially competitive environment for power contracts with large C&I customers. The contracts are derivatives as defined in SFAS No. 133 and, therefore, have been marked-to-market upon execution. Origination gains of $40 million and $88 million were recorded in 2002 and 2001, respectively. The decline reflected fewer contracts executed in 2002. The average term of a C&I contract is approximately 18 months.

        The C&I contracts are typically standard contracts that provide for the delivery of power at fixed prices up to the expected load. Within the ERCOT system, a competitive, liquid wholesale market exists. Given US Holdings' inherent asset position of base load generation coupled with the ability to transact competitively in the wholesale market, a "dealer profit" is recognized. US Holdings is able to validate the forward price curve of the commodity given the short term nature of the retail contracts and the existence of a wholesale market in ERCOT. (See discussion in Note 2 to Financial Statements under "Financial Instruments and Mark-to-Market Accounting.")

      Maturity Table -- Of the net commodity contract asset balance above at December 31, 2002, the amount representing unrealized mark-to-market net gains that have been recognized in current and prior years' earnings is $336 million. The remaining $20 million of the December 31, 2002, balance is comprised principally of amounts representing current and prior years' net payments of cash or other consideration, including option premiums, associated with contract positions, net of any amortization. The following table presents the unrealized mark-to-market balance at December 31, 2002, scheduled by contractual settlement dates of the underlying positions.


                                     Maturity dates of unrealized net mark-to-market balances at December 31, 2002
                                     -----------------------------------------------------------------------------
                                         Maturity                                          Maturity in
                                         less than      Maturity of      Maturity of 4-      Excess of
    Source of fair value                   1 year         3 years          5 years             5 years      Total
    ----------------------               ----------     -----------      --------------      ---------      -----
    Prices actively quoted...........        $ (4)             $-             $ -            $ -           $  (4)
    Prices provided by other
        external sources.............         125              87              25              6             243
    Prices based on models...........          62              25               4              6              97
                                             ----            ----             ---            ---            ----
    Total............................         183             112              29             12             336
    Less estimated cumulative effect
      of an accounting change -
      EITF 98-10 rescission).........          56              25               9             10             100
                                             ----            ----             ---            ---           -----
    Adjusted total...................        $127             $87             $20            $ 2            $236
                                             ====            ====             ===            ===            ====
    %- before EITF 98-10 rescission..         54%             33%              9%             4%            100%
    %- after  EITF 98-10 rescission..         54%             37%              8%             1%            100%

      As the above table indicates, approximately 91% of the remaining unrealized mark-to-market valuations at December 31, 2002, as adjusted for the estimated cumulative effect of an accounting change to be recorded in the first quarter of 2003 for the rescission of EITF Issue No. 98-10, mature within three years. This is reflective of the terms of the positions and the methodologies employed in valuing positions for periods where there is less market liquidity and visibility. The "prices actively quoted" category reflects only exchange traded contracts with active quotes available through 2005. The "prices provided by other external sources" category represents forward commodity positions at locations for which over-the-counter (OTC) broker quotes are available. OTC quotes for power and natural gas generally extend through 2005 and 2012, respectively. This category also includes values of large C&I retail sales contracts. The "prices based on models" category contains the value of all non-exchange traded options, valued using industry accepted option pricing models. In addition, this category contains other contractual arrangements which may have both forward and option components. In many instances, these contracts can be broken down into their component parts and modeled by US Holdings as simple forwards and options based on prices actively quoted. As the modeled value is ultimately the result of a combination of prices from two or more different instruments, it has been included in this category.

      Portfolio Management -- The use of commodity contracts to manage risks, generally referred to as trading activities, is one of several responsibilities of the "portfolio management" operations of US Holdings. Portfolio management refers to risk management and value creation activities undertaken to balance the demand for energy by customers with the supply of energy in an economically efficient and effective manner. These activities include:

     o Managing the utilization of generation assets through "make or buy" decisions.
     o Forecasting volume demands and scheduling supply resources. o Entering into short- and long-term contracts to balance energy supply and demand. o Arranging physical sales of energy to wholesale customers.
     o Buying and selling energy-related contracts to minimize the cost of fuel used to generate electricity and to maximize the margin earned on wholesale and retail sales of energy. These activities are sometimes broadly characterized as "trading". However, speculative trading, whereby energy-related financial instruments are bought and sold outside of the supply/demand balancing process with the objective of generating profits on anticipated price changes, represents a small fraction of US Holdings' portfolio management activities.

      In this Management's Discussion and Analysis of Financial Condition and Results of Operations, analyses of revenue and gross margin performance refer to results of wholesale portfolio management activities. Such results represent net realized and unrealized gains and losses from transacting in energy-related contracts as described in the last point above, which are reported as a component of revenues.

Energy
------
Financial Results

                                                                           Year Ended December 31,
                                                                  ----------------------------------------
                                                                        2002         2001*        2000*
                                                                        ----         ----         ----
                                                                            (Millions of Dollars)

Operating revenues.......................................             $7,738       $ 7,458      $ 7,449
                                                                      ------       -------      -------

Costs and expenses:

     Cost of energy sold and delivery fees...............              4,803         4,802        5,101

     Operating costs.....................................                747           708          673

     Depreciation and amortization, other than goodwill..                438           397          390

     Selling, general and administrative expenses........                842           389          284

     Franchise and revenue-based taxes ..................                139            15           16

     Other income .......................................                (33)           (3)         (32)

     Other deductions....................................                254            50            6

     Interest income.....................................                (29)          (71)         (52)

     Interest expense and other charges .................                248           237          270

     Goodwill amortization...............................                 --            14           14
                                                                      ------       -------      -------

         Total costs and expenses........................              7,409         6,538        6,670
                                                                      ------       -------      -------

Income before income taxes and extraordinary loss........                329           920          779

Income tax expense.......................................                 79           277          218
                                                                      ------       -------      -------

Income before extraordinary loss.........................             $  250       $   643      $   561
                                                                      ======       =======      =======

-----------------
    The Energy segment includes the electricity generation, wholesale and retail energy sales, and portfolio management operations of TXU Energy, operating principally in the competitive Texas market.

* Prior period data is included above for the purpose of providing historical financial information about the Energy segment after giving effect to the restructuring transactions and unbundling allocations described in the Notes to Financial Statements. Allocations reflected in prior period data did not necessarily result in amounts reported in individual line items that are comparable to actual results in 2002. Had the Energy segment existed as a separate segment, its results of operations and financial position could have differed materially from those reflected above. Additionally, future results of the Energy segment's operations and financial position could differ materially from the historical information presented.

Energy
------

Operating Data


                                                                            Year Ended December 31,
                                                                       -------------------------------
                                                                       2002         2001*         2000*
                                                                       ----         ----          ----
Operating statistics:

Retail electric sales volumes (Gigawatt hours-GWh)..........         90,581        99,151       100,493

Wholesale electric sales volumes (GWh)......................         29,578         6,409         6,154

Retail customers (end of period and in thousands):
  Electric (based on number of meters)......................          2,737         2,728         2,672
  Gas.......................................................              2             3             4
                                                                     ------        ------        ------
     Total customers........................................          2,739         2,731         2,676
                                                                     ======        ======        ======

Operating revenues (millions of dollars):

Retail electric:
  Residential..............................................          $3,108        $3,255        $3,263
  Commercial and industrial ...............................           3,415         3,837         4,025
                                                                     ------       -------       -------
     Total.................................................           6,523         7,092         7,288
Wholesale electric ........................................             845            96           168
Wholesale portfolio management activities..................             211           258            44
Other revenues.............................................             159            46           254
Mitigation.................................................               -           (34)         (305)
                                                                     ------        ------        ------
     Total operating revenues..............................          $7,738        $7,458        $7,449
                                                                     ======        ======        ======

Weather (average for service territory)**
 Percent of normal:
     Cooling degree days...................................           99.9%        100.5%        119.1%
     Heating degree days...................................          101.6%         97.5%         94.6%

--------------------------
*   See footnote on previous page.
** Weather data is obtained from Meteorlogix, a private company that collects weather data from reporting stations of the National Oceanic and Atmospheric Administration (a federal agency under the US Department of Commerce).

      The financial information for 2001 and 2000 for the Energy segment includes information derived from the historical financial statements of US Holdings. Reasonable allocation methodologies were used to unbundle the financial statements of US Holdings between its generation and transmission and distribution (T&D) operations. Allocation of revenues reflected consideration of return on invested capital, which continues to be regulated for the T&D operations. US Holdings maintained expense accounts for each of its component operations. Costs of energy and expenses related to operations and maintenance and depreciation and amortization, as well as assets, such as property, plant and equipment, materials and supplies and fuel, were specifically identified by component operation and disaggregated. Various allocation methodologies were used to disaggregate common expenses, assets and liabilities between US Holdings' generation and T&D operations. Interest and other financing costs were determined based upon debt allocated. Allocations reflected in the financial information for 2001 and 2000 did not necessarily result in amounts reported in individual line items that are comparable to actual results in 2002. Had the unbundled operations of US Holdings actually existed as separate entities in a deregulated environment, their results of operations could have differed materially from those included in the historical financial statements included herein.

      Effective January 1, 2002, TXU Energy incurs electricity delivery fees charged by Oncor and other T&D utilities. Rates charged by TXU Energy to its customers are intended to recover the costs of delivery. Electricity delivery fees have been included in the Energy segment's revenues and cost of energy for 2001 and 2000. The Energy segment's gross margin for 2001 and 2000 is not affected by the inclusion of these electricity delivery fees.

2002 compared to 2001

      The Energy segment's operating revenues increased $280 million, or 4%, to $7.7 billion in 2002. Wholesale electric revenues increased $749 million to $845 million, reflecting the substantial increase in wholesale sales volumes due to the opening of the Texas market to competition. Retail electric revenues declined $569 million, or 8%, to $6.5 billion, reflecting a $613 million reduction due to lower volumes partially offset by a $44 million increase due to higher average pricing. The price variance reflects a shift in customer mix, partially offset by the effect of lower rates. A 9% decline in overall retail electric sales volumes was primarily due to the effects of increased competitive activity in the small business and large C&I markets. Year-end residential electric customer counts, reflecting losses in the historical service territory and gains in new territories due to competition, were about even with the prior year. The increase in revenues also reflects certain revenues and related retail and generation expenses that were the responsibility of the Electric Delivery segment in 2001, but are included in Energy revenues in 2002.

Gross Margin

                                                                              Year Ended December 31,
                                                                  -----------------------------------------------
                                                                               % of                        % of
                                                                    2002      Revenue          2001       Revenue
                                                                    ----      -------          ----       -------

Operating revenues.....................................          $ 7,738         100%        $ 7,458        100%
Costs and expenses:
      Cost of energy sold and delivery fees.............           4,803          62%          4,802         64%
      Operating costs..................................              747          10%            708         10%
      Depreciation and amortization related to generation
         assets........................................              396           5%            391          5%
                                                                 -------       ------        -------     -------
Gross margin...........................................          $ 1,792          23%        $ 1,557         21%
                                                                 =======       ======        =======     =======

      Gross margin increased $235 million, or 15%, to $1.8 billion in 2002. The increase was driven by lower average costs of electricity and delivery fees and significant growth in wholesale electric sales in the newly deregulated ERCOT market, partially offset by the effect of lower retail electric volumes. Gross margin in 2002 was negatively affected by the accrual of $185 million for retail clawback (see discussion above under "Accounting for Contingencies"), which is reported in cost of energy sold and delivery fees. Results of wholesale portfolio management activities were down $47 million from the prior year primarily due to hedge ineffectiveness. Mark-to-market accounting for wholesale and retail commodity contracts reduced revenues and gross margin by $72 million in 2002 (as compared to accounting on a settlement basis), and increased results in 2001 by $314 million. Operating costs rose $39 million, or 6%, to $747 million primarily due to the costs of refueling two units, compared to one in 2001, at the nuclear-powered generation plant.

      The following table analyzes the Energy segment's gross margin between its realized and unrealized components:

                                                                          Year Ended December 31,
                                                                          -----------------------
                                                                              2002        2001
                                                                              ----        ----

Gross margin................................................                $1,792       $1,557
Noncash items:
   Unrealized mark-to-market (gain) loss....................                    72         (314)
   Retail clawback accrual..................................                   185            -
   Depreciation and amortization related to generation assets                  396          391
   Cash flow hedge ineffectiveness..........................                    41           (4)
   Other noncash items included in cost of energy sold......                   (31)          86
   Mitigation...............................................                     -           34
   Over-recovered fuel costs................................                     -          568
                                                                            ------       ------
       Gross margin on a cash basis.........................                $2,455       $2,318
                                                                            ======       ======

      An increase in depreciation and amortization, other than goodwill (including amounts shown in the gross margin table above), of $41 million, or 10%, to $438 million was primarily due to investments in computer systems required to operate in the newly deregulated market and expansion of office facilities.

      An increase in SG&A expenses of $453 million, or 116%, to $842 million reflected the effect of retail customer support costs and bad debt expense of approximately $150 million that were the responsibility of the Electric Delivery segment in 2001. The increase in SG&A expenses also reflected $199 million in higher staffing and other administrative costs, related to expanded retail sales operations and portfolio management activities, and higher bad debt expense of $90 million, all due largely to the opening of the Texas electricity market to competition. With the completion of the transition to competition in Texas, the industry-wide decline in portfolio management activities, and the expected deferral of deregulation of energy markets in other states, TXU Energy initiated several cost savings initiatives in 2002 that are expected to continue in 2003. Such actions resulted in $31 million in severance charges in 2002, which contributed to the increase in SG&A expense. In addition, new POLR rules established by the Commission (see discussion in Note 14 to Financial Statements under "Provider of Last Resort") are expected to result in reduced bad debt expense. With the anticipated lower staffing and related administrative expenses and improvement in bad debt experience, SG&A expenses are expected to decline in 2003.

      Franchise and revenue-based taxes rose $124 million to $139 million due to state gross receipts taxes that were the responsibility of the Electric Delivery segment in 2001. Effective in 2002, state gross receipts taxes related to electricity revenues are an expense of the Energy segment, while local gross receipts taxes are an expense of the Electric Delivery segment.

      Other income increased by $30 million to $33 million, reflecting amortization of $30 million of a gain on the sale in 2002 of two generation plants.

      Other deductions increased by $204 million to $254 million, reflecting a $237 million writedown in 2002 of an investment in two generation plant construction projects (see discussion above under "Impairment of Long-Lived Assets"). Amounts in 2001 included a $22 million regulatory asset write-off pursuant to a regulatory order and $18 million in various asset writedowns.

      Interest income declined by $42 million, or 59%, to $29 million primarily due to the recovery of under-collected fuel revenue on which interest income had been accrued under regulation in 2001.

      Interest expense and other charges increased $11 million, or 5%, to $248 million. Of the change, $106 million was due to higher rates and an $8 million decrease in capitalized interest, partially offset by $103 million due to lower average debt levels.

      The effective tax rate decreased to 24.0% in 2002 from 30.1% in 2001. The decrease was driven by the effect of comparable (to 2001) tax benefit amounts of depletion allowances and amortization of investment tax credits on a lower income base in 2002. (See Note 10 to Financial Statements for an analysis of the effective tax rate.)

      Income before extraordinary loss decreased $393 million, or 61%, to $250 million in 2002. The decline was driven by an increase in SG&A expenses, the impairment charge reported in other deductions and higher franchise and revenue-based taxes, partially offset by the improved gross margin (net of the effect of the retail clawback accrual). Net pension and postretirement benefit costs reduced net income by $21 million in 2002 and $13 million in 2001.

2001 compared to 2000

      The Energy segment's operating revenues of $7.5 billion for 2001 were essentially even with the prior year. This performance reflected lower retail electricity revenues of approximately $200 million, or 3%, largely offset by increased wholesale portfolio management activities, due in large part to the anticipated opening of the Texas market to competition, as well as increased wholesale activity in markets outside of Texas. Lower retail electricity revenues reflected both volume declines and lower fuel revenues, due to lower fuel (primarily natural gas) costs in generation operations, partially offset by a lower adjustment for earnings in excess of the regulatory earnings cap (mitigation). Retail electricity volumes declined 1% due to milder, more normal weather, partially offset by the effect of 2% growth in number of customers.

Gross Margin

                                                                           Year Ended December 31,
                                                                 -----------------------------------------------
                                                                                % of                       % of
                                                                    2001       Revenue          2000      Revenue
                                                                    ----       -------          ----      -------
Operating revenues.......................................          $ 7,458         100%        $ 7,449        100%
Costs and expenses:
      Cost of energy sold and delivery fees..............            4,802          64%          5,101         69%
      Operating costs....................................              708          10%            673          9%
      Depreciation and amortization related to generation
         assets..........................................              391           5%            390          5%
                                                                   -------       -----         -------      -----
Gross margin.............................................          $ 1,557          21%        $ 1,285         17%
                                                                   =======       =====         =======      =====

      Gross margin increased $272 million, or 21%, to $1.6 billion in 2001. The improved results reflected growth in wholesale portfolio management activities, arising primarily in anticipation of the opening of the Texas market to competition, partially offset by an increase in operating costs. Mark-to-market accounting for commodity contracts increased revenues and gross margin by $314 million in 2001 (as compared to accounting on a settlement basis). This amount reflects $88 million in origination gains recorded upon execution of retail contracts with large C&I customers. Such contracts are derivatives and are marked-to-market in accordance with SFAS No. 133. Operating costs increased $35 million, or 5%, to $708 million in 2001 primarily reflecting higher generation plant maintenance costs.

      The increase in depreciation and amortization, other than goodwill (including amounts shown in the gross margin table above) of $7 million, or 2%, to $397 million was primarily due to investments in computer systems and expansion of office facilities.

      The increase in SG&A expense of $105 million, or 37%, to $389 million reflected higher spending for staffing and computer systems to support expanded retail sales and portfolio management operations, largely in anticipation of deregulation of the Texas electricity market, as well as increased bad debt expense. The increase in bad debts was primarily due to the rise in fuel costs in late 2000 and early 2001 and the related impact on electricity customer billings.

      Other income decreased by $29 million to $3 million, reflecting a $28 million gain on the sale of land in 2000.

      Other deductions increased $44 million to $50 million, reflecting a $22 million write-off of regulatory assets pursuant to a regulatory order and $18 million in various asset writedowns, both in 2001.

      Interest income increased $19 million, or 37%, to $71 million primarily due to interest income on under-recovered fuel costs under regulation.

      Interest expense and other charges declined $33 million, or 12%, to $237 million due primarily to lower interest rates and a $9 million increase in capitalized interest.

      The effective tax rate increased to 30.1% in 2001 from 28.0% in 2000, primarily due to higher state income taxes.

      Income before extraordinary loss increased $82 million, or 15%, to $643 million in 2002. The increase was driven by the higher gross margin, partially offset by higher SG&A expenses.

Electric Delivery
-----------------

Financial Results

                                                                           Year Ended December 31,
                                                                  ----------------------------------------
                                                                        2002         2001*        2000*
                                                                        ----         ----         ----


Operating revenues.......................................             $1,994       $ 2,314      $ 2,081
                                                                      ------       -------      -------
Costs and  expenses:

    Operating costs......................................                676           594          551

    Depreciation and amortization, other than goodwill...                264           238          231

    Selling, general and administrative expenses.........                213           376          320

    Franchise and revenue-based taxes ...................                272           427          328

    Other income ........................................                 (9)           (9)          (8)

    Other deductions.....................................                 --            73           53

    Interest income .....................................                (49)             --         (1)

    Interest expense and other charges ..................                265           267          260

    Goodwill amortization................................                 --             1            1
                                                                      ------       -------      -------

        Total costs and expenses.........................              1,632         1,967        1,735
                                                                      ------       -------      -------

Income before income taxes and extraordinary loss........                362           347          346

Income tax expense.......................................                117           119          120
                                                                      ------       -------      -------

Income before extraordinary loss.........................             $  245       $   228      $   226
                                                                      ======       =======      =======

------------------------
    The Electric Delivery segment includes the electricity T&D business of Oncor which is subject to regulation by Texas authorities.

* Prior period data is included above for the purpose of providing historical financial information about the Electric Delivery segment after giving effect to the restructuring transactions and allocations described in the Notes to Financial Statements. Allocations reflected in prior period data did not necessarily result in amounts reported in individual line items that are comparable to actual results in 2002. Had the Electric Delivery segment existed as a separate segment, its results of operations and financial position could have differed materially from those reflected above. Additionally, future results of the Electric Delivery segment's operations and financial position could differ materially from the historical information presented.

Electric Delivery
-----------------

Operating Data

                                                                                Year Ended December 31,
                                                                           ----------------------------
                                                                            2002        2001*        2000*
                                                                            ----        ----         ----


Operating statistics:
Delivered electricity volumes (GWh).................................     104,785      99,139      100,545

Electric points of delivery (end of period and in thousands)........       2,909       2,844        2,796

Operating revenues (millions of dollars):
Electricity delivery:
     Energy.........................................................      $1,586      $2,314       $2,081
     Non-affiliated REPs............................................         408          -           -
                                                                          ------      ------       ------
            Total  operating revenues...............................      $1,994      $2,314       $2,081
                                                                          ======      ======       ======

--------------------------
* See footnote on previous page.

      The financial information for 2001 and 2000 for the electric delivery operations included in the Electric Delivery segment includes information derived from the historical financial statements of US Holdings. Reasonable allocation methodologies were used to unbundle the financial statements of US Holdings between its generation and T&D operations. Allocation of revenues reflected consideration of return on invested capital, which continues to be regulated for the T&D operations. US Holdings maintained expense accounts for each of its component operations. Costs of energy and expenses related to operations and maintenance and depreciation and amortization, as well as assets, such as property, plant and equipment, materials and supplies and fuel, were specifically identified by component operation and disaggregated. Various allocation methodologies were used to disaggregate revenues, common expenses, assets and liabilities between US Holdings' generation and T&D operations. Interest and other financing costs were determined based upon debt allocated. Allocations reflected in the financial information for 2001 and 2000 did not necessarily result in amounts reported in individual line items that are comparable to actual results in 2002. Had the unbundled operations of US Holdings actually existed as separate entities in a deregulated environment, their results of operations could have differed materially from those included in the historical financial statements included herein.

2002 compared to 2001

      Operating revenues decreased $320 million, or 14%, to $2.0 billion in 2002. Revenues in 2001 included amounts associated with generation and retail expenses that were the responsibility of the Electric Delivery segment, but in 2002 such revenues and expenses are the responsibility of the Energy segment. Excluding the impact of such revenues in 2001, electric delivery revenues rose 3% on a 6% increase in electricity volumes delivered. Because the fees to REPs for their large C&I customers are fixed for specified ranges of volumes, changes in distribution volumes do not necessarily result in comparable changes in reported revenues.

Gross Margin

                                                                           Year Ended December 31,
                                                                  ---------------------------------------------
                                                                              % of                        % of
                                                                    2002     Revenue           2001      Revenue
                                                                    ----     -------           ----      -------
Operating revenues.....................................          $ 1,994         100%        $ 2,314        100%
Cost and expenses:
      Operating costs..................................              676          34%            594         26%
      Depreciation and amortization (related to transmission
          and distribution assets).....................              254          13%            238         10%
                                                                 -------       -----         -------     ------
Gross margin...........................................          $ 1,064          53%        $ 1,482         64%
                                                                 =======       =====         =======     ======

      Gross margin decreased $418 million, or 28% to $1.1 billion in 2002. The decrease reflects the impact of revenues allocated to the Electric Delivery segment in 2001, as discussed above, and higher operating costs in 2002. The increase in operating costs of $82 million, or 14%, to $676 million primarily reflects costs associated with a consumer energy efficiency program, mandated by the Commission, and higher transmission costs paid to other utilities.

      Depreciation and amortization, other than goodwill (including amounts shown in the gross margin table above), increased $26 million, or 11%, to $264 million. The increase reflected investments in computer systems to support the restructuring of the Texas electricity market, as well as normal growth and replacements of delivery facilities.

      SG&A expenses decreased by $163 million, or 43%, to $213 million due primarily to lower bad debt expense and customer support costs of approximately $150 million, as the retail sales function is now reflected in the Energy segment. In addition, information technology costs were higher in 2001 due to system changes made in preparation of unbundling the delivery business from the generation and retail operations.

      Franchise and revenue-based taxes decreased $155 million, or 36%, to $272 million in 2002 due to state gross receipts taxes that are reported in the Energy segment in 2002. Effective in 2002, local gross receipts taxes related to electricity revenue are an expense of the Electric Delivery segment while state gross receipts taxes are an expense of the Energy segment.

      Other deductions decreased by $73 million reflecting a recoverable charge in 2001 of $73 million related to regulatory restructuring of the Texas electricity market.

      Interest income of $49 million in 2002 reflected the reimbursement, effective in 2002, from the Energy segment for carrying costs on regulatory assets.

      Interest expense and other charges declined by $2 million, or 1%, to $265 million. The decline reflected $25 million due to lower average debt levels, largely offset by $21 million of interest expense related to the regulatory liability for the excess mitigation credit to REPs and a $2 million decrease in capitalized interest.

      Goodwill amortization of $1 million in 2001 ceased, reflecting the discontinuance of goodwill amortization pursuant to the adoption of SFAS No. 142.

      The effective tax rate was 32.3% in 2002 compared to 34.3% in 2001. The decline reflected nonrecurring regulatory-driven adjustments recorded in 2001 relating to prior years.

      Income before extraordinary loss increased $17 million, or 7%, to $245 million reflecting the declines in SG&A expenses and franchise and revenue-based taxes, as well as higher interest income, partially offset by lower gross margin. Net pension and postretirement benefit costs reduced net income by $17 million in 2002 and $8 million in 2001.

2001 compared to 2000

      Operating revenues rose $233 million, or 11%, to $2.3 billion in 2001. This increase is primarily due to the impact on reported revenues of regulation, reflecting higher recoverable costs. Electricity volumes delivered in 2001 declined 1% due to milder, more normal weather and a slowing economy, the effects of which were partially offset by 2% growth in number of customers.

Gross Margin

                                                                             Year Ended December 31,
                                                                  -----------------------------------------------
                                                                               % of                      % of
                                                                    2001      Revenue          2000      Revenue
                                                                   ----       -------           ----     -------

Revenues...............................................          $ 2,314         100%        $ 2,081        100%
Costs and expenses:
   Operating expenses..................................              594          26%            551         27%
   Depreciation and amortization (related to transmission
     and distribution assets)..........................              238          10%            231         11%
                                                                 -------       -----         -------     ------
Gross margin...........................................          $ 1,482          64%        $ 1,299         62%
                                                                 =======       =====         =======     ======

      Gross margin increased by $183 million, or 14%, to $1.5 billion in 2001. This increase is primarily due to the higher revenues partially offset by higher operating expenses and depreciation and amortization. Operating expenses increased $43 million, or 8%, to $594 million primarily due to higher transmission costs paid to other utilities and property taxes.

      Depreciation and amortization, other than goodwill (including amounts shown in the gross margin table above), increased $7 million, or 3%, to $238 million primarily due to normal growth and replacements of delivery facilities.

      SG&A expenses increased $56 million, or 18%, to $376 million.
The increase reflected higher bad debt expense, driven by higher fuel charges to customers in late 2000 and early 2001 and computer systems costs incurred in 2001 to prepare for the restructuring of the Texas electricity market.

      Franchise and revenue-based taxes increased $99 million, or 30%, to $427 million in 2001. The increase reflected higher state and local gross receipts taxes as a result of the rise in revenues, driven by higher fuel costs, in late 2000 and early 2001.

      Other deductions increased by $20 million to $73 million in 2001. The 2001 period included a regulatory-related recoverable charge of $73 million related to the opening of the Texas market to competition The 2000 period included a similar recoverable charge of $52 million.

      Interest expense and other charges increased $7 million, or 3% to $267 million in 2001 due to higher average debt balances, including advances from affiliates.

      The effective tax rate was 34.3% in 2001 compared to 34.7% in 2000.

      Income before extraordinary loss rose $2 million, or 1%, to $228 million in 2001. The increase was driven by higher gross margin partially offset by higher franchise and revenue-based taxes and SG&A expenses.

COMPREHENSIVE INCOME

      Minimum pension liability adjustments for 2002, 2001 and 2000 were losses of $57 million ($37 million after-tax), $1 million and none, respectively. The minimum pension liability represents the difference between the excess of the accumulated benefit obligation over the pension plans' assets and the liability reflected in the balance sheet. Further, based on the current assumptions and available information, funding requirements in 2003 related to the pension plans are expected to increase by $3 million and pension expense is expected to increase approximately $29 million over the 2002 amounts. The recording of the liability did not affect US Holdings financial covenants in any of its credit agreements.

      US Holdings adopted SFAS No. 133 effective January 1, 2001, and recorded a $1 million charge to other comprehensive income to reflect the fair value of derivatives effective as cash flow hedges at transition. US Holdings has historically used, and will continue to use, derivative financial instruments that are highly effective in offsetting future cash flow volatility related to interest rates and energy commodity prices. The amounts included in other comprehensive income are expected to offset the impact of future rate or price changes on related payments. Amounts in other comprehensive income include (i) the value of the cash flow hedges, based on current market conditions, and (ii) the value of dedesignated and terminated cash flow hedges at the time of such dedesignation, less amortization, providing the transaction that was hedged is still forecasted. The effects of the hedge will be recorded in the statement of income as the hedged transactions are actually settled.

      During 2002 and 2001, changes in the fair value of derivatives effective as cash flow hedges reflected losses of $235 million ($153 million after-tax) and gains of $25 million ($16 million after-tax), respectively. Losses in 2002 were due to decreases of $135 million ($88 million after-tax) in the fair value of interest rate hedges because of lower interest rates, and decreases of $100 million ($65 million after-tax) in the fair value of commodity hedges. Gains in 2001 were related to increases in the fair value of commodity hedges.

      During 2002, other comprehensive income hedge gains recognized in income were $20 million ($13 million after-tax), with $1 million in losses recognized in 2001, primarily related to commodity hedges.

      See also Note 13 to Financial Statements.

FINANCIAL CONDITION

Liquidity and Capital Resources

      US Holdings expects to satisfy its liquidity needs from existing cash balances, cash flows from operations, advances from affiliates, renewal of existing credit facilities, successful remarketing of mandatorily tendered securities, issuance of additional securities and dispositions of non-strategic assets.

      Cash Flows -- Cash flows provided by operating activities for the year ended December 31, 2002 were $1.3 billion compared to $1.8 billion and $1.3 billion for the years ended December 31, 2001 and 2000, respectively. The decrease in cash flows provided by operating activities in 2002 of $517 million, or 29%, reflected the effect of a return in 2001 of $227 million in margin deposits related to portfolio management activities (in exchange for letters of credit) and lower cash earnings (net income adjusted for the significant noncash items identified in the statement of cash flows). The net working capital (accounts receivable, accounts payable and inventories) increase of $395 million in 2002 was comparable to 2001. However, this performance reflected higher unbilled retail accounts receivable of approximately $200 million and higher wholesale accounts receivable, both related to the opening of the Texas electricity market to competition. Higher accounts receivable balances reflected the effects of a new ERCOT protocol that allows five days to clear meter-read data through ERCOT, as well as other changes in billing processes. The higher accounts receivable was offset by favorable changes in accounts payable, reflecting more purchases of power (as opposed to power generated by TXU Energy) and the payments in 2001 for high gas purchase prices experienced in late 2000.

      The increase in cash flows in 2001 from 2000 of $497 million reflected higher cash earnings, including the effect of under-recovered fuel costs, reflecting high gas prices in 2000 that reduced cash flows in 2000 as the gas costs were incurred, but increased cash flows in 2001 as the costs were recovered from customers. The cash flow comparison was favorably affected by the year-over-year effect of margin deposit payments in 2000 and the return of those deposits in 2001. However, this effect was largely offset by unfavorable net working capital changes, reflecting the timing of payments and recoveries associated with the temporary increase in gas costs in late 2000.

        Cash flows provided by financing activities in 2002 were $774 million. Debt-related activities in 2002 provided cash of $1.7 billion, reflecting issuances of long-term debt and borrowings under credit facilities, partially offset by retirements and repayments of long-term debt, net payments of advances from affiliates and debt-related discounts and costs. Cash distributions to TXU Corp. totaled $927 million in 2002. As a result of the unbundling of US Holdings, there were also substantial issuances and repayments of long-term debt and retirements of equity securities in 2001. Cash flows used in financing activities were $787 million in 2001 and $374 million in 2000, which included repurchases of common stock from TXU Corp. of $859 million and $802 million in 2001 and 2000, respectively, and the redemption of $837 million in preferred stock in 2001.

     Cash flows used in investing activities totaled $599 million, $994 million and $893 million during 2002, 2001 and 2000, respectively. Proceeds in 2002 from the sale of the Handley and Mountain Creek power plants in the Dallas-Fort Worth area were $443 million. Acquisitions in 2002 included $36 million for a cogeneration and wholesale production business in New Jersey. Capital expenditures declined to $787 million in 2002 from $965 million in 2001. Nuclear fuel spending of $51 million reflected refuelings at the Comanche Peak nuclear generation plant. Other investing activities in 2002 included $137 million for terminations of out-of-the-money cash flow hedges, primarily reflecting declines in interest rates.

     Depreciation and amortization expense reported in the statement of cash flows for 2002 exceeds the amount reported in the statement of income by $84 million. This difference reflected $60 million of amortization of nuclear fuel, which is reported as cost of energy sold in the statement of income consistent with industry practice, and $24 million of amortization of regulatory assets, which is reported as operating costs in the statement of income.

Investing Activities - Acquisitions and Dispositions

      Acquisitions -- In May 2002, TXU Energy acquired a 260 megawatt combined-cycle power generation facility in northwest Texas through a settlement agreement which dismissed a lawsuit previously filed related to the plant and included a nominal cash payment. TXU Energy previously purchased all of the electrical output of this plant under a long-term contract.

      US Holdings acquired the Pedricktown, New Jersey, power business in April 2002 and accounted for the acquisition as a purchase business combination. The results of operations of the acquired company is reflected in the consolidated financial statements from its acquisition date.

      In April 2002, TXU Energy completed the sale of its Handley and Mountain Creek generating plants in the Dallas-Fort Worth area with total plant capacity of 2,334 megawatts for $443 million in cash. Concurrent with the sale, TXU Energy entered into a tolling agreement to purchase power during the summer months through 2006. The terms of the tolling agreement include above-market pricing, representing a fair value liability of $190 million. A pretax gain on the sale of $146 million, net of the effects of the tolling agreement, was deferred and is being recognized in other income during summer months over the five-year term of the tolling agreement. Both the value of the tolling agreement and the deferred gain are reported in other liabilities in the balance sheet.

      US Holdings may pursue potential investment opportunities from time to time when it concludes that such investments are consistent with its business strategies and will dispose of nonstrategic assets to allow redeployment of resources into faster growing opportunities in an effort to enhance the long-term return to its shareholders.

      Future Capital Expenditures -- Capital expenditures are estimated at approximately $870 million for 2003, substantially all of which are for maintenance and organic growth of existing operations, and are expected to be funded by cash flows from operations. Approximately 62% is planned for the Electric Delivery segment, and 38% for the Energy segment.

Financing Activities

      Capitalization -- US Holdings capitalization consists of common and preferred stock and long-term debt securities, including exchangeable debt. The capitalization ratios of US Holdings at December 31, 2002, consisted of 1% preferred stock, 6% exchangeable subordinated notes, 44% other long-term debt, less amounts due currently and 49% common stock equity. Not reflected in these ratios is restricted cash of $210 million included in other investments that is held in trust for the defeasance of long-term debt.

      Exchangeable Subordinated Debt -- In November 2002, TXU Energy issued $750 million of exchangeable subordinated notes in a private placement. The notes will mature in November 2012, bear interest at the annual rate of 9% and permit the deferral of interest payments. TXU Corp. has granted the holders the right to exchange the notes for TXU Corp. common stock. The notes currently may be exchanged, subject to certain restrictions, at any time for up to approximately 57 million shares of TXU Corp. common stock at an exercise price of $13.1242 per share. The number of shares of TXU Corp. common stock that may be issuable upon the exercise of the exchange right is determined by dividing the principal amount of notes to be exchanged by the exercise price. The exercise price and the number of shares to be issued are subject to anti-dilution adjustments. The proceeds from the issuance of the notes were used for the repayment of two standby credit facilities that expired in November 2002. TXU Energy has recognized a capital contribution from TXU Corp. and a corresponding discount on the notes of $266 million, for the value of the exchange right as TXU Corp. granted an irrevocable right to exchange the notes for shares of TXU Corp. common stock. This discount amount is being amortized to interest expense over the term of the debt. At the time of any exchange of the notes for common stock, the unamortized discount will be proportionately written off as a charge to earnings. (See Note 6 to Financial Statements.)

         The exchangeable notes are subordinated in bankruptcy to all other TXU Energy obligations. TXU Energy has the right until May 2003 to require the holders of the notes to exchange their interest in the notes for a preferred equity interest in TXU Energy with economic and other terms substantially identical to the notes. The original purchasers of the notes have the right to nominate one member to the board of directors of TXU Corp., and such member has been appointed to fill a vacancy. This right exists so long as the original purchasers hold at least 30% of their original investment in the form of common stock and/or notes, but no later than November 2012 or, if later, the date no notes remain outstanding. The holders of the notes are restricted from actions that would increase their control of TXU Corp. TXU Energy and the holders characterize the notes as preferred equity interests for federal and state income tax purposes with the result that TXU Energy is treated as a partnership.

          Registered Financing Arrangements -- US Holdings may issue and sell additional debt and equity securities as needed, including issuances of up to $25 million of cumulative preferred stock and up to an aggregate of $924 million of additional cumulative preferred stock, debt securities and/or preferred securities of subsidiary trusts, all of which are currently registered with the Securities and Exchange Commission (SEC) for offering pursuant to Rule 415 under the Securities Act of 1933.

       Long-Term Debt -- During the year ended December 31, 2002, US Holdings and its subsidiaries issued, redeemed, reacquired or made scheduled principal payments on long-term debt as follows:
                                                      Issuances   Retirements
                                                     ---------   -----------
Oncor:
      First mortgage bonds..........................   $    -      $1,012
      Senior secured notes..........................    2,050           -
      Medium term notes.............................        -          73
      Fixed rate debentures.........................    1,000           -

TXU Energy:
      Exchangeable subordinated notes...............      750           -
      Pollution control revenue bonds...............       61          61
      Floating rate debentures......................        -       1,500
      Other long-term debt..........................        -         122

      US Holdings...................................        -           4
                                                       ------      ------

       Total........................................   $3,861      $2,772
                                                       ======      ======

        In early March 2003, TXU Energy issued $1.25 billion aggregate principal amount of senior unsecured notes in two series in a private placement with registration rights. One series of $250 million is due March 15, 2008, and bears interest at the annual rate of 6.125%, and the other series of $1 billion is due March 15, 2013, and bears interest at the annual rate of 7%. Net proceeds from the issuance will be used for general corporate purposes, including the repayment of advances from affiliates.

        See Notes 5, 6, 7 and 9 to Financial Statements for further detail of debt issuance and retirements, financing arrangements, trust securities and capitalization.

      At December 31, 2002, US Holdings had credit facilities (some of which provide for long-term borrowings) as follows:

                                                                                          At December 31, 2002
                                                                            --------------------------------------------------
                                                         Authorized          Facility    Letters of     Cash
Facility                               Expiration Date   Borrowers             Limit       Credit    Borrowings   Availability
--------                               ---------------   ---------             -----       ------    ----------   ------------
364-Day Revolving Credit Facility      April 2003        US Holdings, TXU
                                                           Energy, Oncor      $ 1,000      $  122      $  878       $   --
364-Day Senior Secured Credit          December 2003     Oncor
   Facility                                                                       150          --          --          150
Five -Year Revolving Credit Facility   February 2005     US Holdings            1,400         474         926           --
                                                                              -------      ------      ------       ------
      Total                                                                   $ 2,550      $  596      $1,804       $  150
                                                                              =======      ======      ======       ======

     In October 2002, US Holdings, Oncor and TXU Energy borrowed approximately $2.6 billion in cash against their available credit facilities, the total of which represented the remaining availability after $549 million was used to support outstanding letters of credit at that time. Of the borrowings, $800 million was repaid in November 2002 upon expiration of certain facilities. These funds and other available cash were used, in part, to repay outstanding commercial paper upon maturity. As of December 31, 2002, the remaining facilities were fully drawn and were reflected in notes payable-banks on the balance sheet. Excess cash of approximately $1.5 billion at December 31, 2002, was invested in liquid short-term marketable securities earning current market rates. In late March 2003, cash borrowings under the credit facilities totaling $1.24 billion were repaid.

      In October 2002, Oncor entered into a commitment for a secured credit facility of up to $1 billion. The facility was intended to fund interim refinancings of approximately $700 million of maturing secured debt should market conditions not support a timely, cost effective refinancing. The balance was to be available for general corporate purposes at Oncor. In December 2002, Oncor issued $850 million of senior secured notes, reducing the commitment to $150 million. Oncor subsequently converted the commitment to a $150 million 364-day senior secured credit facility, expiring in December 2003, all of which was available at December 31, 2002.

      In April 2002, US Holdings, TXU Energy and Oncor entered into the joint $1.0 billion 364-day revolving credit facility with a group of banks that terminates in April 2003; borrowings outstanding at any time can be extended for one year. This facility is used for working capital and general corporate purposes. Up to $1.0 billion of letters of credit may be issued under the facility.

      With respect to the 364-day revolving credit facility in the above table, US Holdings is pursuing various alternatives for renewing this facility. US Holdings has the option under the agreement of converting the outstanding borrowings at expiration to a 364-day term loan.

      In the second quarter of 2002, each of TXU Energy and Oncor began issuing commercial paper to fund its short-term liquidity requirements. The commercial paper programs allowed each of TXU Energy and Oncor to issue up to $2.4 billion and $1.0 billion of commercial paper, respectively. The credit facilities provided back-up for the commercial paper issuances. The TXU Corp. commercial paper program was discontinued in July 2002, and at that time, TXU Corp. was removed as a borrower under the $1.4 billion five-year revolving credit facility. As of December 31, 2002, there was no outstanding commercial paper under these programs. In October 2002, US commercial paper markets became inaccessible to TXU Energy and Oncor. Commercial paper borrowings are expected to resume as market concerns regarding the liquidity of US Holdings and its subsidiaries are mitigated.

      Sale of Receivables -- Certain subsidiaries of TXU Corp. sell trade accounts receivable to TXU Receivables Company, a wholly-owned bankruptcy remote subsidiary of TXU Corp., which sells undivided interests in accounts receivable it purchases to financial institutions. As of December 31, 2002, TXU Energy (through certain subsidiaries), Oncor and TXU Gas are qualified originators of accounts receivable under the program. TXU Receivables Company may sell up to an aggregate of $600 million in undivided interests in the receivables purchased from the originators under the program. As of December 31, 2002, $1.14 billion face amount of US Holdings' receivables were sold to TXU Receivables Company under the program in exchange for cash of $368 million and $744 million in subordinated notes, with $29 million of losses on sales for the year ended December 31, 2002, that principally represent the interest costs on the underlying financing. These losses approximated 5% of the cash proceeds from the sale of undivided interests in accounts receivable on an annualized basis. Funding under the program decreased from $579 million at September 30, 2002, to $368 million at December 31, 2002, primarily due to billing and collection delays arising from new systems and processes in TXU Energy and ERCOT for clearing customer switching and billing data, as well as seasonality of the business.

      Upon termination, cash flows to the originators would be delayed as collections of sold receivables would be used by TXU Receivables Company to repurchase the undivided interests of the financial institutions instead of purchasing new receivables. The level of cash flows would normalize in approximately 16 to 31 days. TXU Business Services Company, a subsidiary of TXU Corp., services the purchased receivables and is paid a market based servicing fee by TXU Receivables Company. The subordinated notes receivable from TXU Receivables Company represent TXU Corp.'s subsidiaries' retained interests in the transferred receivables and are recorded at book value, net of allowances for bad debts, which approximates fair value due to the short-term nature of the subordinated notes, and are included in accounts receivable in the consolidated balance sheet.

      In October 2002, the program was amended to extend the program to July 2003, to provide for reserve requirement adjustments as the quality of the portfolio changes and to provide for adjustments to reduce receivables in the program by the related amounts of customer deposits held by originators. In February 2003, the program was further amended to allow receivables that are 31-90 days past due into the program.

      Contingencies Related to Receivables Program -- Although TXU Receivables Company expects to be able to pay its subordinated notes from the collections of purchased receivables, these notes are subordinated to the undivided interests of the financial institutions in those receivables, and collections might not be sufficient to pay the subordinated notes. The program may be terminated if either of the following events occurs:

  o the credit rating for the long-term senior debt securities of all originators and the parent guarantor, if any, declines below BBB- by S&P or Baa3 by Moody's; or
  o the delinquency ratio (delinquent for 31 days) for the sold receivables, the default ratio (delinquent for 91 days or deemed uncollectible), the dilution ratio (reductions for discounts, disputes and other allowances) or the days collection outstanding ratio exceed stated thresholds.

     The delinquency and dilution ratios exceeded the relevant thresholds at various times during 2002 and in January 2003, but waivers were granted. These ratios were affected by issues related to the transition to deregulation. Certain billing and collection delays arose due to implementation of new systems and processes within TXU Energy and ERCOT for clearing customer switching and billing data. The resolution of these issues as well as the implementation of new POLR rules by the Commission are expected to bring the ratios in consistent compliance with the program. (See discussion in Note 15 to Financial Statements under "Provider of Last Resort.")

     Credit Ratings of TXU Corp. and its US Subsidiaries-- The current credit ratings for TXU Corp., US Holdings, Oncor and TXU Energy are presented below:


                                          TXU Corp.          US Holdings         Oncor              TXU Energy
                                          --------          ------------        -------             ----------
                                     (Senior Unsecured)   (Senior Unsecured)    (Secured)       (Senior Unsecured)
Standard & Poor's (S&P).........           BBB-                 BBB-              BBB                  BBB


Moody's.........................           Ba1                  Baa3              Baa1                 Baa2

Fitch...........................           BBB-                 BBB-              BBB+                 BBB

      Moody's currently maintains a negative outlook for TXU Corp. and a stable outlook for US Holdings, TXU Energy and Oncor. Fitch currently maintains a stable outlook for each such entity. S&P currently maintains a negative outlook for each such entity.

      These ratings are investment grade, except for Moody's rating of TXU Corp.'s senior unsecured debt, which is one notch below investment grade.

      A rating reflects only the view of a rating agency and it is not a recommendation to buy, sell or hold securities. Any rating can be revised upward or downward at any time by a rating agency if such rating agency decides that circumstances warrant such a change.

      Financial Covenants, Credit Rating Provisions and Cross-Default Provisions -- The terms of certain financing arrangements of US Holdings and its consolidated subsidiaries contain financial covenants that require maintenance of specified fixed charge coverage ratios, shareholders' equity to total capitalization ratios and leverage ratios and/or contain minimum net worth covenants. TXU Energy's exchangeable subordinated notes also limit its incurrence of additional indebtedness unless a leverage ratio and interest coverage test are met on a pro forma basis. As of December 31, 2002, US Holdings and its subsidiaries were in compliance with all such applicable covenants.

      Certain financing and other arrangements of US Holdings and its subsidiaries contain provisions that are specifically affected by changes in credit ratings and also include cross-default provisions. The material provisions are described below:

      Credit Rating Provisions
      ------------------------

       TXU Energy has provided a guarantee of the obligations under TXU Corp.'s lease (approximately $140 million at December 31, 2002) for its headquarters building. In the event of a downgrade of TXU Energy's credit rating to below investment grade, a letter of credit would need to be provided within 30 days of any such ratings decline.

      TXU Energy has entered into certain commodity contracts and lease arrangements that in some instances give the other party the right, but not the obligation, to request TXU Energy to post collateral in the event that its credit rating falls below investment grade.

      Based on its current commodity contract positions, if TXU Energy were downgraded below investment grade by any specified rating agency, counterparties would have the option to request TXU Energy to post additional collateral of approximately $150 million.

      In addition, TXU Energy has a number of other contractual arrangements where the counterparties would have the right to request TXU Energy to post collateral if its credit rating was downgraded below investment grade by any specified rating agency. The amount TXU Energy would post under these transactions depends in part on the value of the contracts at that time. Based on current market conditions, the maximum TXU Energy would post for these transactions is $246 million. Of this amount, $190 million relates to an arrangement that would require TXU Energy to be downgraded to below investment grade by all three rating agencies before collateral would be required to be posted.

      TXU Energy is also the obligor on leases aggregating $167 million. Under the terms of those leases, if TXU Energy's credit rating was downgraded to below investment grade by any specified rating agency, TXU Energy could be required to sell the assets, assign the leases to a new obligor that is investment grade, post a letter of credit or defease the leases.

      ERCOT also has rules in place to assure adequate credit worthiness for parties that schedule power on the ERCOT System. Under those rules, if TXU Energy's credit rating was downgraded to below investment grade by any specified rating agency, TXU Energy could be required to post collateral of approximately $31 million.

      Under the receivables sale program, all originators are required to maintain a `BBB-' (S&P) and a `Baa3' (Moody's) rating or better (or supply a parent guarantee with a similar rating). A downgrade below the required ratings for an originator would prevent that originator from selling its accounts receivables under the program. If all originators are downgraded so that there are no eligible originators, the facility would terminate.

      Other agreements of US Holdings and its subsidiaries, including some of the credit facilities discussed above, contain terms pursuant to which the interest rates charged under the agreements may be adjusted depending on the credit ratings of US Holdings or its subsidiaries.

      Cross-Default Provisions
      ------------------------

      Certain financing arrangements of US Holdings and its subsidiaries contain provisions that would result in an event of default if there is a failure under other financing arrangements to meet payment terms or to observe other covenants that would result in an acceleration of payments due. Such provisions are referred to as "cross-default" provisions. Most agreements have a cure period of up to 30 days from the occurrence of the specified event during which the company is allowed to rectify or correct the situation before it becomes an event of default.

      A default by US Holdings or any subsidiary thereof on financing arrangements of $50 million or more would result in a cross default under the $1.0 billion joint US Holdings/TXU Energy/Oncor 364-day revolving credit facility, the $1.4 billion US Holdings 5-year revolving credit facility, two letter of credit back-up facilities ($68.1 million and $54.2 million currently outstanding) and the $103 million TXU Mining Company LP senior notes (which have a $1 million threshold). Under the joint US Holdings/TXU Energy/Oncor $1.0 billion 364-day revolving credit facility a default by TXU Energy or any subsidiary thereof would cause the maturity of outstanding balances under such facility to be accelerated as to TXU Energy and US Holdings, but not as to Oncor. Also, under this credit facility, a default by Oncor or any subsidiary thereof would cause the maturity of outstanding balances to be accelerated under such facility as to Oncor and US Holdings, but not as to TXU Energy. Further, under this credit facility, a default by US Holdings would cause the maturity of outstanding balances under such facility to be accelerated as to US Holdings, but not as to Oncor or TXU Energy. Under the Oncor $150 million credit facility, a default by Oncor or any subsidiary thereof would cause the maturity of outstanding balances under such facility to be accelerated.

      The accounts receivable program described above contains a cross-default provision with a threshold of $50 million applicable to each of the originators under the program. TXU Receivables Company and TXU Business Services Company each have a cross-default threshold of $50 thousand. If either an originator, TXU Business Services Company or TXU Receivables Company defaults on indebtedness of the applicable threshold, the facility could terminate.

      TXU Energy has entered into certain mining and equipment leasing arrangements aggregating $226 million that would terminate upon the default on any other obligations of TXU Energy owed to the lessor. In the event of a default by TXU Mining Company LP, a subsidiary of TXU Energy, on indebtedness in excess of $1 million, a cross default would result under the $31 million TXU Mining Company LP leveraged lease and the lease would terminate.

      TXU Energy enters into energy-related contracts, the master forms of which contain provisions whereby an event of default would occur if TXU Energy were to default under an obligation in respect of borrowings in excess of thresholds stated in the contracts, which thresholds vary.

      TXU Corp. and its subsidiaries have other arrangements, including interest rate agreements and leases with cross-default provisions, the triggering of which would not result in a significant effect on liquidity.

       Regulatory Asset Securitization -- The regulatory settlement plan approved by the Commission provides Oncor with a financing order authorizing it to issue securitization bonds in the aggregate principal amount of $1.3 billion to monetize and recover generation-related regulatory assets. The settlement plan provides that there will be an initial issuance of securitization bonds in 2003 in the amount of up to $500 million followed by a second issuance for the remainder after 2003. (See discussion in Note 14 to Financial Statements under "Regulatory Asset Securitization.")

      Long-Term Contractual Obligations and Commitments -- The following table summarizes the contractual cash obligations of US Holdings for each of the periods presented (see Notes 6, 7 and 15 to Financial Statements for additional disclosures regarding terms of these obligations).

                                                                 Payment Due
                                      -------------------------------------------------------------------
Contractual  Cash Obligations           2003       2004       2005       2006       2007     Thereafter
-----------------------------           ----       ----       ----       ----       ----     ----------
Long-term debt....................       $396       $225       $127      $   6       $216     $6,327
Mandatorily redeemable preferred
  securities and preferred
  stock of subsidiaries...........         10         10          1          -          -          -
Capital lease obligations ........          1          1          2          2          2          6
Operating leases .................         69         70         75         70         73        535
Capacitypayments-electricity
  contracts ......................        315        163        146        117         17          -
Coal contracts ...................         94         79         23         18          -          -
Pipeline transportation and storage
  reservation fees................         14          6          6          6          4          6
                                         ----       ----       ----       ----       ----     ------
Total contractual cash obligations       $899       $554       $380       $219       $312     $6,874
                                         ====       ====       ====       ====       ====     ======

--------------------------
      Guarantees -- US Holdings has entered into contracts that contain guarantees to outside parties that could require performance or payment under certain conditions. These guarantees have been grouped based on similar characteristics and are described in detail below.

      Project Development Guarantees -- In 1990, US Holdings repurchased an electric co-op's minority ownership interest in the Comanche Peak generation plant and assumed the co-op's indebtedness to the US government for the facilities. US Holdings is making principal and interest payments to the co-op in an amount sufficient for the co-op to make payments on its indebtedness. US Holdings guaranteed the co-op's payments, and in the event that the co-op fails to make its payments on the indebtedness, the US government would assume the co-op's rights under the agreement, and such payments would then be owed directly by US Holdings. At December 31, 2002, the balance of the indebtedness was $140 million with maturities of principal and interest extending to December 2021. The indebtedness is secured by a lien on the purchased facilities.

      Residual Value Guarantees in Operating Leases -- US Holdings is the lessee under various operating leases that obligate it to guarantee the residual values of the leased facilities. At December 31, 2002, the aggregate maximum amount of residual values guaranteed was approximately $275 million with an estimated residual recovery of approximately $211 million. The average life of the lease portfolio is approximately nine years.

      Shared Saving Guarantees -- US Holdings has guaranteed that certain customers will realize specified annual savings resulting from energy management services it has provided. In the aggregate, the average annual savings has exceeded the annual savings guaranteed. The maximum potential annual payout is approximately $4 million and the maximum total potential payout is approximately $19 million. The average remaining life of the portfolio is approximately five years.

      Standby Letters of Credit -- US Holdings has entered into various agreements that require letters of credit for financial assurance purposes. Approximately $523 million of letters of credit are outstanding to support existing floating rate pollution control revenue bond financings on existing debt of approximately $433 million. The letters of credit are available to fund the payment of such debt obligations. These letters of credit have expiration dates in 2003; however, US Holdings intends to provide from either existing or new facilities for the extension, renewal or substitution of these letters of credit to the extent required for such floating rate debt or their remarketing as fixed rate debt.

      US Holdings has provided for the posting of letters of credit in the amount of $183 million to support portfolio management margin requirements in the normal course of business. As of December 31, 2002, approximately 82% of the obligations supported by these letters of credit mature within one year, and substantially all of the remainder mature in the second year.

      US Holdings has entered into contracts with public agencies to purchase cooling water for use in the generation of electric energy and has agreed, in effect, to guarantee the principal, $16 million at December 31, 2002, and interest on bonds issued by the agencies to finance the reservoirs from which the water is supplied. The bonds mature at various dates through 2011 and have interest rates ranging from 5-1/2% to 7%. US Holdings is required to make periodic payments equal to such principal and interest, including amounts assumed by a third party and reimbursed to US Holdings, of $4 million annually for 2003, $7 million for 2004 and $1 million for 2005 and 2006. Annual payments made by US Holdings, net of amounts assumed by a third party under such contracts, were $4 million for each of the last three years. In addition, US Holdings is obligated to pay certain variable costs of operating and maintaining the reservoirs. US Holdings has assigned to a municipality all its contract rights and obligations of US Holdings in connection with $19 million remaining principal amount of bonds at December 31, 2002, issued for similar purposes, which had previously been guaranteed by US Holdings. US Holdings is, however, contingently liable in the unlikely event of default by the municipality.

Off Balance Sheet Arrangements

      See discussion above under "Sale of Receivables".

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

      Market risk is the risk that US Holdings may experience a loss in value as a result of changes in market factors such as commodity prices and interest rates, which US Holdings is exposed to in the ordinary course of business. US Holdings' exposure to market risk is affected by a number of variables, including the size, duration and composition of its energy and financial portfolio, as well as volatility and liquidity of markets. US Holdings enters into financial instruments, including cash flow hedges to manage interest rate risks related to its indebtedness, as well as exchange traded, OTC contracts and other contractual commitments to manage commodity price risk in its portfolio management activities.

Risk Oversight

      US Holdings' portfolio management operations manage the market, credit and operational risk of the unregulated energy business within limitations established by senior management and in accordance with TXU Corp.'s overall risk management policies. Market risks are monitored daily by risk management groups that operate and report independently of the portfolio management operations, utilizing industry accepted practices and analytical methodologies. These techniques measure the risk and change in value of the portfolio of contracts and the hypothetical effect on this value from changes in market conditions and include, but are not limited to, Value at Risk (VaR) methodologies.

      TXU Corp. has a corporate risk management organization that is headed by a chief risk officer. The chief risk officer, through his designees, enforces the VaR limits by region, including the respective policies and procedures to ensure compliance with such limits and evaluates the risks inherent in the various businesses of TXU Corp. and their associated transactions. Key risk control activities include, but are not limited to, credit review and approval, operational and market risk measurement, validation of transactions, portfolio valuation and daily portfolio reporting, including mark-to-market valuation, VaR and other risk measurement metrics.

Commodity Price Risk

      US Holdings is subject to the inherent risks of market fluctuations in the price of electricity, natural gas and other energy-related products marketed and purchased. Through its portfolio management operations, US Holdings actively manages its portfolio of owned generation, fuel supply and retail load to mitigate the impacts of these risks on its results of operations.

      In managing energy price risk, US Holdings enters into short- and long-term physical contracts, financial contracts that are traded on exchanges and "over-the-counter", and bilateral contracts with customers. Speculative trading activities represent a small fraction of the portfolio management process. The portfolio management operation continuously monitors the valuation of identified risks and adjusts the portfolio based on current market conditions. Valuation adjustments or reserves are established in recognition that certain risks exist until full delivery of energy has occurred, counterparties have fulfilled their financial commitments and related financial instruments have either matured or are closed out.

      VaR Methodology -- A VaR methodology is used to measure the amount of current and prospective risk that exists within a portfolio under a variety of market conditions. The VaR process produces an estimate of a portfolio's potential for loss given a specified confidence level and considers among other things, market movements utilizing standard statistical techniques given historical and projected market prices and volatilities. Stress testing of market variables is also conducted to simulate and address abnormal market conditions.

      The use of this method requires a number of key assumptions, such as use of (i) an assumed confidence level; (ii) an assumed holding period (i.e. the time necessary for management action, such as to liquidate positions); and (iii) historical estimates of volatility and correlation data.

      VaR for Energy Contracts Subject to Mark-to-Market Accounting -- This measurement estimates the maximum potential loss in value, due to price risk, of all energy-related contracts subject to mark-to-market accounting, based on a specific confidence level and an assumed holding period. Assumptions in determining this VaR include using a 95% confidence level and a five-day holding period. A probabilistic simulation methodology is used to calculate VaR, and is considered by management to be the most effective way to estimate changes in a portfolio's value based on assumed market conditions for liquid markets.


                                                           2002     2001(a)
                                                           ----     -------

       Year-end VaR..................................     $23.2      $38.7


       Average VaR...................................     $38.0      $  -


(a) Comparable information on an average VaR basis is not available for the full year of 2001 because during part of 2001, VaR was calculated using different assumptions than in 2002 and an average VaR for 2001 would therefore not be comparable.

      Portfolio VaR -- Represents the estimated maximum potential loss in value, due to price risk, of the entire energy portfolio, including owned assets and all contractual positions (the portfolio assets). Assumptions in determining this VaR include using a 95% confidence level and a five-day holding period and includes both mark-to-market and accrual positions expiring over the next ten years.


                                                        2002      2001(a)
                                                        ----      ------

       Year-end Portfolio VaR......................   $143.5       $  -

(a) Prior to deregulation in Texas, which became effective January 1, 2002, the portfolio assets included in the Portfolio VaR were regulated assets and not subject to market risk. As a result, there is no Portfolio VaR at year-end 2001 and no average Portfolio VaR for either 2001 or 2002.

      Other Risk Measures -- The metrics appearing below provide information regarding the effect of energy price risk on earnings and cash flow.

      Earnings at Risk (EaR) -- EaR measures the estimated maximum shortfall in fiscal year projected margin (revenues less cost of energy sold), due to price risk. EaR metrics include the portfolio assets except for accrual positions expected to be settled beyond the fiscal year. Assumptions include using a 95% confidence level over a five-day holding period under normal market conditions. As of December 31, 2002, the EaR for TXU Energy was $27.7 million. As this measure is stated on the last business day of 2002, it represents the EaR measure for fiscal year 2003.

      Cash Flow at Risk (CFaR) -- CFaR measures the estimated maximum shortfall of projected cash flow over the next six months, due to price risk. CFaR metrics include all portfolio positions that impact cash flow during the next six months. Assumptions include using a 99% confidence level over a 125 business-day holding period under normal market conditions. As of December 31, 2002, the CFaR, based on a contract settlement period of six months, was $177.5 million.

Interest Rate Risk

      The table below provides information concerning US Holdings' financial instruments as of December 31, 2002 and 2001, that are sensitive to changes in interest rates, which include debt obligations, interest rate swaps and trust securities. US Holdings has entered into interest rate swaps under which it has agreed to exchange the difference between fixed-rate and variable-rate interest amounts calculated with reference to specified notional principal amounts at dates that generally coincide with interest payments. For trust securities, the table presents cash flows based on December 31, 2002, book value and the related weighted average rate by expected redemption date. The weighted average rate is based on the rate in effect at the reporting date. Capital leases and the effects of unamortized premiums and discounts and fair value hedges on long-term debt are excluded from the table. See Note 6 to Financial Statements for a discussion of changes in debt obligations.

                                       Expected Maturity Date
                            ----------------------------------------------
                                                                                     2002                2001
                                                                   There-   2002     Fair      2001      Fair
                            2003    2004    2005    2006    2007   After    Total    Value    Total     Value
                            ----    ----    ----    ----    ----   -----    -----    -----    -----     -----
Long-term debt
(including current
maturities)
  Fixed rate (a)            $ 396  $  225  $  127   $  6    $ 216   $5,893  $6,863   $6,909   $3,875    $3,943
    Average interest rate   6.98%   7.19%   6.87%   8.96%   5.21%    6.85%   6.81%      --     6.77%       --
  Variable rate              --      --       --       --    --     $  434  $  434   $  434   $2,334    $2,334
    Average interest rate    --      --       --       --    --      1.46%   1.46%      --     3.86%        --

Preferred stock of
subsidiary subject to
mandatory redemption
  Fixed rate                $  10  $   10  $   1       --     --       --    $  21   $   15    $   21    $   21
    Average interest rate   6.68%   6.68%   6.98%      --     --       --    6.69%       --     6.69%       --

---------------------------------------------------------------------------------------------------------------

(a) Reflects the maturity date and not the remarketing date for certain debt which is subject to mandatory tender for remarketing prior to maturity. See Note 6 to Financial Statements for details concerning long-term debt subject to mandatory tender for remarketing.

Credit Risk

      Credit risk relates to the risk of loss associated with non-performance by counterparties. US Holdings maintains credit risk policies with regard to its counterparties to minimize overall credit risk. These policies require an evaluation of a potential counterparty's financial condition, credit rating, and other quantitative and qualitative credit criteria and specify authorized risk mitigation tools, including but not limited to use of standardized agreements that allow for netting of positive and negative exposures associated with a single counterparty. US Holdings has standardized documented processes for monitoring and managing its credit exposure, including methodologies to analyze counterparties' financial strength, measurement of current and potential future credit exposures and standardized contract language that provides rights for netting and set-off. Credit enhancements such as parental guarantees, letters of credit, surety bonds and margin deposits are also utilized. Additionally, individual counterparties and credit portfolios are managed to preset limits and stress tested to assess potential credit exposure. This evaluation results in establishing credit limits or collateral requirements prior to entering into an agreement with a counterparty that creates credit exposure to US Holdings. Additionally, US Holdings has established controls to determine and monitor the appropriateness of these limits on an ongoing basis. Any prospective material adverse change in the financial condition of a counterparty or downgrade of its credit quality will result in the reassessment of the credit limit with that counterparty. This process can result in the subsequent reduction of the credit limit or a request for additional financial assurances.

Concentration of Credit Risk

      US Holdings' gross exposure to credit risk represents trade accounts receivable, commodity contract assets and derivative assets.

      A large share of gross assets subject to credit risk represents accounts receivable from the retail sale of electricity to residential and small commercial customers. The risk of material loss from non-performance from these customers is unlikely based upon historical experience. Reserves for uncollectible accounts receivable are established for the potential loss from non-payment by these customers based on historical experience and market or operational conditions. The restructuring of the electric industry in Texas effective January 1, 2002, increases the risk profile of US Holdings in relation to these customers; however, US Holdings has the ability to take actions to mitigate such customer risk, particularly with the change in the POLR rules (see discussion in Note 14 to Financial Statements under "Provider of Last Resort"). In addition, Oncor has exposure to credit risk as a result of non-performance by nonaffiliated REPs.

      Most of the remaining trade accounts receivable are with large C&I customers. US Holdings' wholesale commodity contract counterparties include major energy companies, financial institutions, gas and electric utilities, independent power producers, oil and gas producers and energy trading companies.

      The following table presents the distribution of credit exposure as of December 31, 2002, for commodity contract assets, and derivative assets and trade accounts receivable from large C&I customers, by investment grade and noninvestment grade, credit quality and maturity.

                                                                                Exposure by Maturity
                                                                    ----------------------------------------
                                Exposure
                                 before                                                     Greater
                                 Credit       Credit                  Less than             than 5
                               Collateral   Collateral  Net Exposure   2 years   2-5 years    years    Total
                               ---------    ----------  ------------  ---------  ---------  -------   ------
Investment grade                 $  821        $  (4)      $  817       $  763       $50       $4     $  817
Noninvestment grade                 518         (151)         367          346        21        -        367
                                 ------        -----       ------       ------       ---       --     ------
      Totals                     $1,339        $(155)      $1,184       $1,109       $71       $4     $1,184
                                 ======        =====       ======       ======       ===       ==     ======
Investment grade                     61%           3%          69%
Noninvestment grade                  39%          97%          31%

      The exposure to credit risk from these customers and counterparties, excluding credit collateral, as of December 31, 2002, is $1.3 billion net of standardized master netting contracts and agreements which provide the right of offset of positive and negative credit exposures with individual customers and counterparties. When considering collateral currently held by US Holdings (cash, letters of credit and other security interests), the net credit exposure is $1.2 billion. Of this amount, approximately 69% of the associated exposure is with investment grade customers and counterparties, as determined using publicly available information including major rating agencies' published ratings and US Holdings' internal credit evaluation process. Those customers and counterparties without an S&P rating of at least BBB- or similar rating from another major rating agency, are rated using internal credit methodologies and credit scoring models to estimate an S&P equivalent rating. US Holdings routinely monitors and manages its exposure to credit risk to these customers and counterparties on this basis.

      US Holdings had no exposure to any one customer or counterparty greater than 10% of the net exposure of $1.2 billion at December 31, 2002. Additionally, approximately 93% of the credit exposure, net of collateral held, has a maturity date of less than two years. US Holdings does not anticipate any material adverse effect on its financial position or results of operations as a result of non-performance by any customer or counterparty.

Regulation and Rates

      Restructuring Legislation -- See Note 14 to Financial Statements for a description of the significant provisions of the legislation passed by the Texas Legislature regarding the restructuring of the Texas electricity market to provide for a transition to competition. The opening of the Texas market to competition was effective January 1, 2002.

      TXU Energy -- Under Commission rules, affiliated REPs of utilities were allowed to petition the Commission twice per year for an increase in the fuel factor component of their price-to-beat rates if the average price of natural gas futures increased more than 4% from the level used to set the previous price-to-beat fuel factor rate. In March 2003, the Commission amended its rules to require that natural gas prices increase more than 5% (10% if the petition is filed after November 15 of any year) before allowing petitions for adjustments to the fuel factor component. On August 23, 2002, the Commission approved TXU Energy's request to increase the fuel factor component of its price-to-beat rates. The fuel factor increase went into effect for the billing cycle that began August 26, 2002. As a result, average monthly residential bills rose approximately 5%. In January 2003, TXU Energy filed a request with the Commission to increase the fuel factor component of its price-to-beat rates based upon significant increases in the market price of natural gas. This request was approved on March 5, 2003. The fuel factor increase went into effect for the billing cycle that began March 6, 2003. As a result, average monthly residential bills will rise approximately 12%.

      Through calendar year 2002, TXU Energy was the POLR for residential and small non-residential customers in those areas of ERCOT where customer choice was available outside its historical service territory and was the POLR for large non-residential customers in its historical service territory. TXU Energy's POLR contract expired on December 31, 2002. However, in August 2002, the Commission adopted new rules that significantly changed POLR service. Under the new POLR rules, instead of being transferred to the POLR, non-paying residential and small non-residential customers served by affiliated REPs are subject to disconnection. Non-paying residential and small non-residential customers served by non-affiliated REPs are transferred to the affiliated REP. Non-paying large non-residential customers can be disconnected by any REP if the customer's contract does not preclude it. Thus, within the new POLR framework, the POLR provides electric service only to customers who request POLR service, whose selected REP goes out of business, or who are transferred to the POLR by other REPs for reasons other than non-payment. No later than October 1, 2004, the Commission must decide whether all REPs should be permitted to disconnect all non-paying customers. The new POLR rules are expected to result in reduced bad debt expense beginning in 2003.

      Through a competitive bid process, the Commission selected a POLR to serve for a two-year term beginning January 1, 2003, for several areas within Texas. In areas for which no bids were submitted, the Commission selected the POLR by lottery. TXU Energy did not bid to be POLR, but was designated POLR through lottery for small business and residential customers in certain West Texas service areas and for small business customers in the Houston service area.

      Summary -- Although US Holdings cannot predict future regulatory or legislative actions or any changes in economic and securities market conditions, no changes are expected in trends or commitments, other than those discussed in this report, which might significantly alter its basic financial position, results of operations or cash flows.

Risk Factors That May Affect Future Results

      The following risk factors are being presented in consideration of industry practice with respect to disclosure of such information in filings under the Securities Exchange Act of 1934, as amended.

     Some important factors, in addition to others specifically addressed in this MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, that could have a material impact on US Holdings' operations, financial results and financial condition, and could cause US Holdings' actual results or outcomes to differ materially from forward-looking statements (see "Forward-Looking Statements" below), include:

      The competitive electric market in Texas is new. US Holdings, the Commission, ERCOT and other market participants have limited operating history under the market framework created by the 1999 Restructuring Legislation. ERCOT is the independent system operator that is responsible for maintaining reliable operations of the bulk electric power supply system in the ERCOT region. Its responsibilities include ensuring that information relating to a customer's choice of REP is conveyed in a timely manner to anyone needing the information. Some operational difficulties were encountered in the pilot program conducted in 2001 and are currently being experienced. Problems in the flow of information between ERCOT, the T&D utilities and the REPs have resulted in delays in switching customers from one REP to another and delays in billings to and payments from consumers and REPs. While the flow of information is improving, operational problems in the new system and processes are still being worked out.

      Existing laws and regulations governing the market structure in Texas, including the provisions of the 1999 Restructuring Legislation, could be reconsidered, revised or reinterpreted, or new laws or regulations could be adopted.

      US Holdings' businesses operate in changing market environments influenced by various legislative and regulatory initiatives regarding deregulation, regulation or restructuring of the energy industry, including deregulation of the production and sale of electricity. US Holdings will need to adapt to these changes and may face increasing competitive pressure.

      US Holdings' businesses are subject to changes in laws (including the Texas Public Utility Regulatory Act, as amended, Texas Gas Utility Regulatory Act, as amended, Federal Power Act, as amended, Atomic Energy Act, as amended, Public Utility Regulatory Policies Act of 1978, as amended, and Public Utility Holding Company Act of 1935, as amended) and changing governmental regulatory policy and actions (including those of the Public Utility Commission of Texas, Railroad Commission of Texas, Federal Energy Regulatory Commission, and U.S. Nuclear Regulatory Commission) with respect to matters including, but not limited to, operation of nuclear power facilities, construction and operation of other power generation facilities, construction and operation of transmission facilities, acquisition, disposal, depreciation, and amortization of regulated assets and facilities, recovery of purchased gas costs, decommissioning costs, and return on invested capital for US Holdings' regulated businesses, and present or prospective wholesale and retail competition.

      US Holdings is subject to the effects of new, or changes in, income tax rates or policies and increases in taxes related to property, plant and equipment and gross receipts and other taxes. Further, US Holdings is subject to audit and reversal of its tax positions by the Internal Revenue Service and other taxing authorities.

      US Holdings is not guaranteed any rate of return on its capital investments in its unregulated businesses. US Holdings markets and trades power, including from its own power production facilities, as part of its wholesale energy sales business and portfolio management operation. US Holdings' results of operations are likely to depend, in large part, upon prevailing retail rates, which are set, in part, by regulatory authorities, and market prices for electricity, gas and coal in its regional markets and other competitive markets. Market prices may fluctuate substantially over relatively short periods of time. Demand for electricity can fluctuate dramatically, creating periods of substantial under- or over-supply. During periods of over-supply, prices might be depressed. Also, at times there may be political pressure, or pressure from regulatory authorities with jurisdiction over wholesale and retail energy commodity and transportation rates, to impose price limitations, bidding rules and other mechanisms to address volatility and other issues in these markets.

      Oncor is subject to cost-of service regulation and annual earrings oversight. Oncor's rates are regulated by the Commission based on an analysis of Oncro's costs, as reviewed and approved in a regulatory proceeding. As part of the regulatory settlement plan, US Holdings has agreed not to seek to increase its distribution rates prior to 2004. Thus, the rates US Holdings is allowed to charge may or may not match its related costs and allowed return on T&D invested capital at any given time. While rate regulation is premised on the full recovery of prudently incurred costs and a reasonable rate of return on invested capital, there can be no assurance that the Commission will judge all of US Holdings' T&D costs to have been prudently incurred or that the regulatory process in which rates are determined will always result in rates that will produce full recovery of US Holdings' T&D costs and the return on invested capital allowed by the Commission.

      Some of the fuel for US Holdings' power production facilities is purchased under short-term contracts or on the spot market. Prices of fuel, including natural gas, may also be volatile, and the price US Holdings can obtain for power sales may not change at the same rate as changes in fuel costs. In addition, US Holdings markets and trades natural gas and other energy related commodities, and volatility in these markets may affect US Holdings' costs incurred in meeting its obligations.

      Volatility in market prices for fuel and electricity may result from:

o        severe or unexpected weather conditions,

o        seasonality,

o        changes in electricity usage,

o the current diminished liquidity in the wholesale power markets as well as any future illiquidity in these or other markets,

o transmission or transportation constraints, inoperability or inefficiencies,

o        availability of competitively priced alternative energy sources,

o        changes in supply and demand for energy commodities,

o        changes in power production capacity,

o outages at US Holdings' power production facilities or those of its competitors,

o changes in production and storage levels of natural gas, lignite, coal and crude oil and refined products,

o natural disasters, wars, sabotage, terrorist acts, embargoes and other catastrophic events, and

o federal, state, local energy, environmental and other regulation and legislation.

      All but one of US Holdings' facilities for power production are located in the ERCOT region, a market with limited interconnections to other markets. Electricity prices in the ERCOT region are related to gas prices because gas fired plant is the marginal cost plant unit during the majority of the year in the ERCOT region. Accordingly, the contribution to earnings and the value of US Holdings' base-load plant is dependent in significant part upon the price of gas. US Holdings cannot fully hedge the risk associated with dependency on gas because of the expected useful life of US Holdings' power production assets and the size of its position relative to market liquidity.

      To manage its financial exposure related to commodity price fluctuations, US Holdings routinely enters into contracts to hedge portions of its purchase and sale commitments, weather positions, fuel requirements and inventories of natural gas, lignite, coal, crude oil and refined products, and other commodities, within established risk management guidelines. As part of this strategy, US Holdings routinely utilizes fixed-price forward physical purchase and sales contracts, futures, financial swaps and option contracts traded in the OTC markets or on exchanges. However, US Holdings cannot cover the entire exposure of its assets or its positions to market price volatility, and the coverage will vary over time. To the extent US Holdings has unhedged positions, fluctuating commodity prices can impact US Holdings' results of operations and financial position, either favorably or unfavorably. For additional information regarding the accounting treatment for US Holdings' hedging and portfolio management activities, see Notes 2 and 13 to Financial Statements. For additional information regarding the types of contracts and activities of US Holdings' wholesale energy sales business and portfolio management operation, see the discussion above under "Financial Condition, Liquidity and Capital Resources - Qualitative and Quantitative Disclosures about Market Risk."

      Although US Holdings devotes a considerable amount of management time and effort to the establishment of risk management procedures as well as the ongoing review of the implementation of these procedures, the procedures it has in place may not always be followed or may not always work as planned and cannot eliminate all the risks associated with these activities. As a result of these and other factors, US Holdings cannot predict with precision the impact that its risk management decisions may have on its businesses, results of operations or financial position. For information regarding US Holdings' risk management policies, see the discussion above under "Financial Condition, Liquidity and Capital Resources - Quantitative and Qualitative Disclosures about Market Risk - Risk Oversight."

      In connection with US Holdings' portfolio management activities, US Holdings has guaranteed or indemnified the performance of a portion of the obligations of its portfolio management subsidiaries. Some of these guarantees and indemnities are for fixed amounts, others have a fixed maximum amount and others do not specify a maximum amount. The obligations underlying certain of these guarantees and indemnities are recorded on US Holdings' consolidated balance sheet as both current and noncurrent commodity contract liabilities. These obligations make up a significant portion of these line items. US Holdings might not be able to satisfy all of these guarantees and indemnification obligations if they were to come due at the same time.

      US Holdings' portfolio management activities are exposed to the risk that counterparties which owe US Holdings money, energy or other commodities as a result of market transactions will not perform their obligations. The likelihood that certain counterparties may fail to perform their obligations has increased due to financial difficulties, brought on by improper or illegal accounting and business practices, affecting some participants in the industry. Some of these financial difficulties have been so severe that certain industry participants have filed for bankruptcy protection or are facing the possibility of doing so. Should the counterparties to these arrangements fail to perform, US Holdings might be forced to acquire alternative hedging arrangements or honor the underlying commitment at then-current market prices. In such event, US Holdings might incur losses in addition to amounts, if any, already paid to the counterparties. For information regarding US Holdings' credit risk, see the discussion above under "Financial Condition, Liquidity and Capital Resources - Quantitative and Qualitative Disclosure About Market Risk - Credit Risk" and
Note 17 to Financial Statements.

      The current credit ratings for TXU Corp.'s and its subsidiaries' long-term debt are investment grade, except for Moody's credit rating for long-term debt of TXU Corp. (the holding company), which is one notch below investment grade. A rating reflects only the view of a rating agency, and it is not a recommendation to buy, sell or hold securities. Any rating can be revised upward or downward at any time by a rating agency if such rating agency decides that circumstances warrant such a change. If S&P, Moody's or Fitch were to downgrade TXU Corp.'s and/or its subsidiaries' long-term ratings, particularly below investment grade, borrowing costs would increase and the potential pool of investors and funding sources would likely decrease.

      Most of US Holdings' large customers, suppliers and counterparties require sufficient creditworthiness in order to enter into transactions. If US Holdings' subsidiaries' ratings were to decline to below investment grade, costs to operate the power business would increase because counterparties may require the posting of collateral in the form of cash-related instruments, or counterparties may decline to do business with US Holdings' subsidiaries.

      In addition, as discussed elsewhere in this Annual Report on Form 10-K, the terms of certain financing and other arrangements contain provisions that are specifically affected by changes in credit ratings and could require the posting of collateral, the repayment of indebtedness or the payment of other amounts.

      The operation of power production and delivery facilities involves many risks, including start up risks, breakdown or failure of facilities, lack of sufficient capital to maintain the facilities, the dependence on a specific fuel source or the impact of unusual or adverse weather conditions or other natural events, as well as the risk of performance below expected levels of output or efficiency, the occurrence of any of which could result in lost revenues and/or increased expenses. A significant portion of US Holdings' facilities was constructed many years ago. In particular, older generating equipment, even if maintained in accordance with good engineering practices, may require significant capital expenditures to keep it operating at peak efficiency. This equipment is also likely to require periodic upgrading and improvement. The increased starting and stopping of equipment due to the volatility of the competitive market is likely to increase maintenance and capital expenditures. US Holdings is subject to costs associated with any unexpected failure to produce power, including failure caused by breakdown or forced outage, as well as repairing damage to facilities due to storms, natural disasters, wars, terrorist acts and other catastrophic events. Further, US Holdings' ability to successfully and timely complete capital improvements to existing facilities or other capital projects is contingent upon many variables and subject to substantial risks. Should any such efforts be unsuccessful, US Holdings could be subject to additional costs and/or the write-off of its investment in the project or improvement.

      Insurance, warranties or performance guarantees may not cover any or all of the lost revenues or increased expenses, including the cost of replacement power. Likewise, US Holdings' ability to obtain insurance, and the cost of and coverage provided by such insurance, could be affected by events outside its control.

      The ownership and operation of nuclear facilities, including US Holdings' ownership and operation of the Comanche Peak generation plant, involve certain risks. These risks include: mechanical or structural problems; inadequacy or lapses in maintenance protocols; the impairment of reactor operation and safety systems due to human error; the costs of storage, handling and disposal of nuclear materials; limitations on the amounts and types of insurance coverage commercially available; and uncertainties with respect to the technological and financial aspects of decommissioning nuclear facilities at the end of their useful lives. The following are among the more significant of these risks:

  o Operational Risk - Operations at any nuclear power production plant could degrade to the point where the plant would have to be shut down. If this were to happen, the process of identifying and correcting the causes of the operational downgrade to return the plant to operation could require significant time and expense, resulting in both lost revenue and increased fuel and purchased power expense to meet supply commitments. Rather than incurring substantial costs to restart the plant, the plant may be shut down.

  o Regulatory Risk - The NRC may modify, suspend or revoke licenses and impose civil penalties for failure to comply with the Atomic Energy Act, the regulations under it or the terms of the licenses of nuclear facilities. Unless extended, the NRC operating licenses for Comanche Peak Unit 1 and Unit 2 will expire in 2030 and 2033, respectively. Changes in regulations by the NRC could require a substantial increase in capital expenditures or result in increased operating or decommissioning costs.

  o Nuclear Accident Risk - Although the safety record of Comanche Peak and nuclear reactors generally has been very good, accidents and other unforeseen problems have occurred both in the US and elsewhere. The consequences of an accident can be severe and include loss of life and property damage. Any resulting liability from a nuclear accident could exceed US Holdings' resources, including insurance coverage.

      US Holdings will be required to apply a credit to its electricity delivery charges (retail clawback) to REPs in Texas beginning in early 2004 unless the Commission determines that, on or prior to January 1, 2004, 40% or more of the amount of electric power that was consumed in 2000 by residential or small commercial customers, as applicable, within its and TXU SESCO Company's historical service territories is committed to be served by REPs other than TXU Corp. Under the Settlement Plan, if the 40% test is not met and a credit is required, the amount of these credits would be $90 multiplied by the number of residential or small commercial customers, as the case may be, that US Holdings serves on January 1, 2004, in its and TXU SESCO Company's historical service territories less the number of new retail electric customers US Holdings serves in other areas of Texas. As of December 31, 2002, US Holdings had approximately
2.7 million residential and small commercial customers in its and TXU SESCO Company's historical service territories. Based on assumptions and estimates regarding the number of customers expected in and out of territory, US Holdings recorded an accrual for retail clawback in 2002 of $185 million ($120 million after-tax). This accrual is subject to adjustment as the actual measurement date approaches.

      US Holdings is subject to extensive environmental regulation by governmental authorities. In operating its facilities, US Holdings is required to comply with numerous environmental laws and regulations, and to obtain numerous governmental permits. US Holdings may incur significant additional costs to comply with these requirements. If US Holdings fails to comply with these requirements, it could be subject to civil or criminal liability and fines. Existing environmental regulations could be revised or reinterpreted, new laws and regulations could be adopted or become applicable to US Holdings or its facilities, and future changes in environmental laws and regulations could occur, including potential regulatory and enforcement developments related to air emissions.

      US Holdings may not be able to obtain or maintain all required environmental regulatory approvals. If there is a delay in obtaining any required environmental regulatory approvals or if US Holdings fails to obtain, maintain or comply with any such approval, the operation of its facilities could be stopped or become subject to additional costs. Further, at some of US Holdings' older facilities it may be uneconomical for US Holdings to install the necessary equipment, which may cause US Holdings to shut down those facilities.

      In addition, US Holdings may be responsible for any on-site liabilities associated with the environmental condition of facilities that it has acquired or developed, regardless of when the liabilities arose and whether they are known or unknown. In connection with certain acquisitions and sales of assets, US Holdings may obtain, or be required to provide, indemnification against certain environmental liabilities. Another party could fail to meet its indemnification obligations to US Holdings.

      On January 1, 2002, most retail customers in Texas of investor-owned utilities, and those of any municipal utility and electric cooperative that opted to participate in the competitive marketplace, became able to choose their REP. On January 1, 2002, US Holdings began to provide retail electric services to all customers who did not take action to select another REP.

      US Holdings will not be permitted to offer electricity to residential and small commercial customers in its and TXU SESCO Company's historical service territory at a price other than the price-to-beat rate until January 1, 2005, unless before that date the Commission determines that 40% or more of the amount of electric power consumed by each respective class of customers in that area is committed to be served by REPs other than US Holdings. Because US Holdings will not be able to compete for residential and small commercial customers on the basis of price in its and TXU SESCO Company's historical service territory, US Holdings could lose a significant number of these customers to other providers. In addition, at times, during this period, if the market price of power is lower than US Holdings' cost to produce power, US Holdings would have a limited ability to mitigate the loss of margin caused by its loss of customers by selling power from its power production facilities.

      Other REPs will be allowed to offer electricity to US Holdings' residential and small commercial customers at any price. The margin or "headroom" available in the price-to-beat rate for any REP equals the difference between the price-to-beat rate and the sum of delivery charges and the price that REP pays for power. The higher the amount of headroom for competitive REPs, the more incentive those REPs should have to provide retail electric services in a given market.

      In addition, US Holdings provides commodity and value-added energy management services to the large C&I customers who did not take action to select another REP beginning on January 1, 2002. US Holdings or any other REP can offer to provide services to these customers at any negotiated price. US Holdings believes that this market will be very competitive; consequently, a significant number of these customers may choose to be served by another REP, and any of these customers that select US Holdings to be its provider may subsequently decide to switch to another provider.

      An affiliated REP is obligated to offer the price-to-beat rate to requesting residential and small commercial customers in the historical service territory of its incumbent utility through January 1, 2007. The initial price-to-beat rates for the affiliated REPs, including US Holdings', were established by the Commission on December 7, 2001. Pursuant to Commission regulations, the initial price-to-beat rate for each affiliated REP is 6% less than the average rates in effect for its incumbent utility on January 1, 1999, adjusted to take into account a new fuel factor as of December 31, 2001.

      The results of US Holdings' retail electric operations in its historical service territory will be largely dependent upon the amount of headroom available to US Holdings and the competitive REPs in US Holdings' price-to-beat rate. Since headroom is dependent, in part, on power purchase costs, US Holdings does not know nor can it estimate the amount of headroom that it or other REPs will have in US Holdings' price-to-beat rate or in the price-to-beat rate for the affiliated REP in each other Texas retail electric market. Headroom may be a positive or negative number. If the amount of headroom in its price-to-beat rate is a negative number, US Holdings will be selling power to its price-to-beat rate customers in its historical service territory at prices below its costs of purchasing and delivering power to those customers. If the amount of positive headroom for competitive REPs in its price-to-beat rate is large, US Holdings may lose customers to competitive REPs.

      In April 2002, pursuant to Commission rules, US Holdings filed a request with the Commission to increase the fuel factor component of its price to beat. On August 23, 2002, the Commission acted on this request, increasing US

Holdings' price-to-beat rates for residential and small commercial customers by slightly less than 5%. In January 2003, US Holdings filed a request with the Commission to increase the fuel factor component of its price-to-beat rates based upon significant increases in the market price of natural gas. This request was approved on March 5, 2003. The fuel factor increase went into effect for the billing cycle that began March 6, 2003. As a result, average monthly residential bills will rise approximately 12%. In March 2003, the Commission amended its rules to require that natural gas prices increase more than 5% (10% if the petition is filed after November 15 of any year) before allowing petitions for adjustments to the full factor component. There is no assurance that US Holdings' price-to-beat rate will not result in negative headroom in the future, or that future adjustments to its price-to-beat rate will be adequate to cover future increases in its costs to purchase power to serve its price-to-beat rate customers.

      In most retail electric markets outside its and TXU SESCO Company's historical service territory, US Holdings' principal competitor may be the local incumbent utility company or its retail affiliate. The incumbent utilities have the advantage of long-standing relationships with their customers. In addition to competition from the incumbent utilities and their affiliates, US Holdings may face competition from a number of other energy service providers, or other energy industry participants, who may develop businesses that will compete with US Holdings in both local and national markets, and nationally branded providers of consumer products and services. Some of these competitors or potential competitors may be larger and better capitalized than US Holdings. If there is inadequate margin in these retail electric markets, it may not be profitable for US Holdings to enter these markets.

      US Holdings depends on T&D facilities owned and operated by other utilities, as well as its own such facilities, to deliver the electricity it produces and sells to consumers, as well as to other REPs. If transmission capacity is inadequate, US Holdings' ability to sell and deliver electricity may be hindered, it may have to forgo sales or it may have to buy more expensive wholesale electricity that is available in the capacity-constrained area. In particular, during some periods transmission access is constrained to some areas of the Dallas-Fort Worth metroplex. US Holdings expects to have a significant number of customers inside these constrained areas. The cost to provide service to these customers may exceed the cost to service other customers, resulting in lower gross margins. In addition, any infrastructure failure that interrupts or impairs delivery of electricity to US Holdings' customers could negatively impact the satisfaction of its customers with its service.

      Additionally, in Texas, US Holdings is dependent on unaffiliated T&D utilities for the reading of its customers' energy meters. US Holdings is required to rely on the utility or, in some cases, the independent transmission system operator, to provide it with its customers' information regarding energy usage, and it may be limited in its ability to confirm the accuracy of the information.

      In connection with any future entry into retail electric markets outside of Texas, US Holdings may be required under the regulatory structure of the relevant market to rely on utilities with which it may be competing to perform billing and collection services, the services and functions described in the prior paragraph or other services and functions. In addition, US Holdings may be required to enter into agreements with local incumbent utilities for use of the local distribution systems and for the creation and operation of functional interfaces necessary for US Holdings to serve its customers. Any delay in these negotiations or US Holdings' inability to enter into reasonable agreements could delay or negatively impact its ability to serve customers in those markets.

      US Holdings offers its customers a bundle of services that include, at a minimum, the electric commodity itself plus transmission, distribution and related services. To the extent that the prices US Holdings charges for this bundle of services or for the various components of the bundle, either of which may be fixed by contract with the customer for a period of time, differ from US Holdings' underlying cost to obtain the commodities or services, its results of operations would be adversely affected. US Holdings will encounter similar risks in selling bundled services that include non-energy-related services, such as facilities management, and the like. In some cases, US Holdings has little, if any, prior experience in selling these non-energy-related services.

      The 1999 Restructuring Legislation required the Commission to determine procedures and criteria for designating REPs to serve as the POLR in areas of the state in which retail competition is in effect. Through calendar year 2002, US Holdings was the POLR for residential and small non-residential customers in those areas of ERCOT where customer choice was available outside its and TXU SESCO Company's historical service territory, and was the POLR for large non-residential customers in such historical service territory. US Holdings' POLR contract expired on December 31, 2002. However, in August 2002, the Commission adopted new rules that significantly changed POLR service. Under the new POLR rules, instead of being transferred to the POLR, non-paying residential and small non-residential customers served by affiliated REPs are subject to disconnection. Non-paying residential and small non-residential customers served by non-affiliated REPs are transferred to the affiliated REP. Non-paying large non-residential customers can be disconnected by any REP if the customer's contract does not preclude it. Thus, within the new POLR framework, the POLR provides electric service only to customers who request POLR service, whose selected REP goes out of business, or who are transferred to the POLR by other REPs for reasons other than non-payment. No later than October 1, 2004, the Commission must decide whether all REPs should be permitted to disconnect all non-paying customers. The new POLR rules are expected to result in reduced bad debt expense beginning in 2003.

      Through a competitive bid process, the Commission selected a POLR provider to serve for a two-year term beginning January 1, 2003, for several areas within the State. In areas for which no bids were submitted, the Commission selected the POLR by lottery. US Holdings did not bid to be the POLR in any area, but was designated POLR through lottery for small business and residential customers in certain West Texas service areas and for small business customers in the Houston service area. Under the new rules, as an affiliated REP, US Holdings may have to temporarily provide electric service to some customers that are unable to pay their electric bills. If the number of such customers is significant and US Holdings is delayed in terminating electric service to those customers, its results of operations may be adversely affected. US Holdings cannot be sure whether the structure of POLR service and obligations will change further, how it will change or what effect, if any, any further changes would have on US Holdings.

      The information systems and processes necessary to support risk management, sales, customer service and energy procurement and supply in competitive retail markets in Texas and elsewhere are new, complex and extensive. US Holdings is refining these systems and processes, and they may prove more expensive to refine than planned and may not work as planned.

      Research and development activities are ongoing to improve existing and alternative technologies to produce electricity, including gas turbines, fuel cells, microturbines and photovoltaic (solar) cells. It is possible that advances in these or other alternative technologies will reduce the costs of electricity production from these technologies to a level that will enable these technologies to compete effectively with electricity production from traditional power plants like US Holdings'. While demand for electric energy services is generally increasing throughout the US, the rate of construction and development of new, more efficient power production facilities may exceed increases in demand in some regional electric markets. The commencement of commercial operation of new facilities in the regional markets where US Holdings has facilities will likely increase the competitiveness of the wholesale power market in those regions. In addition, the market value of US Holdings' power production and/or energy transportation facilities may be significantly reduced. In addition, electricity demand could be reduced by increased conservation efforts and advances in technology, which could likewise significantly reduce the value of US Holdings' facilities. Changes in technology could also alter the channels through which retail electric customers buy electricity.

      US Holdings is subject to employee workforce factors, including loss or retirement of key executives, availability of qualified personnel, collective bargaining agreements with union employees or work stoppage.

      US Holdings is a holding company and conducts its operations primarily through wholly owned subsidiaries. Substantially all of US Holdings' consolidated assets are held by these subsidiaries. Accordingly, US Holdings' cash flows and ability to meet its obligations are largely dependent upon the earnings of its subsidiaries and the distribution or other payment of such earnings to US Holdings in the form of distributions, loans or advances, and repayment of loans or advances from US Holdings.

      Because US Holdings is a holding company, its obligations to its creditors are structurally subordinated to all existing and future liabilities and existing and future preferred stock of its subsidiaries. Therefore, US Holdings' rights and the rights of its creditors to participate in the assets of any subsidiary in the event that such a subsidiary is liquidated or reorganized are subject to the prior claims of such subsidiary's creditors and holders of its preferred stock. To the extent that US Holdings may be a creditor with recognized claims against any such subsidiary, its claims would still be subject to the prior claims of such subsidiary's creditors to the extent that they are secured or senior to those held by US Holdings.

      US Holdings relies on access to financial markets as a significant source of liquidity for capital requirements not satisfied by cash on hand or operating cash flows. US Holdings' access to the financial markets could be adversely impacted by various factors, such as:

     o changes in credit markets that reduce available credit or the ability to renew existing liquidity facilities on acceptable terms;
     o    inability to access commercial paper markets;

     o a deterioration of US Holdings' credit or a reduction in US Holdings' credit ratings or the credit ratings of its subsidiaries;
     o extreme volatility in US Holdings' markets that increases margin or credit requirements; o a material breakdown in US Holdings' risk management procedures;
     o continued delays in billing and payment resulting from delays in switching customers from one REP to another; and
     o the occurrence of material adverse changes in US Holdings' business that restrict US Holdings' ability to access its liquidity facilities.

      The inability to raise capital on favorable terms, particularly during times of uncertainty in the financial markets, could impact US Holdings' ability to sustain and grow its businesses, which are capital intensive, and would likely increase its capital costs. Further, concerns on the part of counterparties regarding US Holdings' liquidity and credit could limit its portfolio management activities.

      A lack of necessary capital and cash reserves could adversely impact US Holdings' growth plans, its ability to raise additional debt and the evaluation of its creditworthiness by counterparties and rating agencies.

      As a result of the energy crisis in California during 2001, the recent volatility of natural gas prices in North America, the bankruptcy filing by Enron Corporation, accounting irregularities of public companies, and investigations by governmental authorities into energy trading activities, companies in the regulated and non-regulated utility businesses have been under a generally increased amount of public and regulatory scrutiny. Accounting irregularities at certain companies in the industry have caused regulators and legislators to review current accounting practices and financial disclosures. The capital markets and ratings agencies also have increased their level of scrutiny. Additionally, allegations against various energy trading companies of "round trip" or "wash" transactions, which involve the simultaneous buying and selling of the same amount of power at the same price and provide no true economic benefit, power market manipulation and inaccurate power and commodity price reporting have had a negative effect on the industry. US Holdings believes that it is complying with all applicable laws, but it is difficult or impossible to predict or control what effect these events may have on US Holdings' financial condition or access to the capital markets. Additionally, it is unclear what laws and regulations may develop, and US Holdings cannot predict the ultimate impact of any future changes in accounting regulations or practices in general with respect to public companies, the energy industry or its operations specifically.

      US Holdings is subject to costs and other effects of legal and administrative proceedings, settlements, investigations and claims.

      The issues and associated risks and uncertainties described above are not the only ones US Holdings may face. Additional issues may arise or become material as the energy industry evolves. The risks and uncertainties associated with these additional issues could impair US Holdings' businesses in the future. Reference is made to the discussion under Liquidity and Capital Resources.

FORWARD-LOOKING STATEMENTS

      This report and other presentations made by US Holdings and its subsidiaries (collectively, US Holdings) contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Although US Holdings believes that in making any such statement its expectations are based on reasonable assumptions, any such statement involves uncertainties and is qualified in its entirety by reference to the risks discussed above under "Risk Factors That May Affect Future Results" and the following important factors, among others, that could cause the actual results of US Holdings to differ materially from those projected in such forward-looking statements: (i) prevailing governmental policies and regulatory actions, including those of the Federal Energy Regulatory Commission, the Commission, the Nuclear Regulatory Commission, particularly with respect to allowed rates of return, industry, market and rate structure, purchased power and investment recovery, operations of nuclear generating facilities, acquisitions and disposal of assets and facilities, operation and construction of plant facilities, decommissioning costs, present or prospective wholesale and retail competition, changes in tax laws and policies and changes in and compliance with environmental and safety laws and policies, (ii) general industry trends, (iii) weather conditions and other natural phenomena, and acts of sabotage, wars or terrorist activities, (iv) unanticipated population growth or decline, and changes in market demand and demographic patterns, (v) competition for retail and wholesale customers, (vi) pricing and transportation of crude oil, natural gas and other commodities, (vii) unanticipated changes in interest rates, commodity prices or rates of inflation, (viii) unanticipated changes in operating expenses, liquidity needs and capital expenditures, (ix) commercial bank market and capital market conditions, (x) competition for new energy development opportunities, (xi) legal and administrative proceedings and settlements, (xii) inability of the various counterparties to meet their obligations with respect to US Holdings' financial instruments, (xiii) changes in technology used and services offered by US Holdings, and (xiv) significant changes in US Holdings' relationship with its employees and the potential adverse effects if labor disputes or grievances were to occur, (xv) power costs and availability, (xvi) changes in business strategy, development plans or vendor relationships, (xvii) availability of qualified personnel, (xviii) implementation of new accounting standards, (xix) financial and credit market conditions, and credit rating agency actions and (xx) access to adequate transmission facilities to meet changing demands.

      Any forward-looking statement speaks only as of the date on which such statement is made, and US Holdings undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time and it is not possible for US Holdings to predict all of such factors, nor can it assess the impact of each such factor or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statement.

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

      The management of TXU US Holdings Company is responsible for establishing and maintaining a system of internal control, which includes the internal controls and procedures for financial reporting, that is designed to provide reasonable assurance, on a cost-effective basis, that assets are safeguarded, transactions are executed in accordance with management's authorization and financial records are reliable for preparing consolidated financial statements. Management believes that the system of control provides reasonable assurance that errors or irregularities that could be material to the consolidated financial statements are prevented or would be detected within a timely period. Key elements in this system include the effective communication of established written policies and procedures, selection and training of qualified personnel and organizational arrangements that provide an appropriate division of responsibility. This system of control is augmented by an ongoing internal audit program designed to evaluate its adequacy and effectiveness. Management considers the recommendations of the internal auditors and independent auditors concerning TXU US Holdings Company's system of internal control and takes appropriate actions which are cost-effective in the circumstances. Management believes that, as of December 31, 2002, TXU US Holdings Company's system of internal control was adequate to accomplish the objectives discussed herein.

      The independent auditing firm of Deloitte & Touche LLP is engaged to audit, in accordance with auditing standards generally accepted in the United States of America, the consolidated financial statements of TXU US Holdings Company and its subsidiaries and to issue their report thereon.


          /s/ ERLE NYE                           /s/ T. L. BAKER
----------------------------------   -------------------------------------
 Erle Nye, Chairman of the Board               T. L. Baker, Oncor
       and Chief Executive                      Group President


       /s/ BRIAN N. DICKIE                      /s/ H. DAN FARELL
----------------------------------   --------------------------------------
   Brian N. Dickie, TXU Energy       H. Dan Farell, Executive Vice President
         Group President                  and Principal Financial Officer


       /s/ BIGGS C. PORTER
-----------------------------------
     Biggs C. Porter, Controller and
  Principal Accounting Officer

INDEPENDENT AUDITORS' REPORT

TXU US Holdings Company:



We have audited the accompanying consolidated balance sheets of TXU US Holdings Company (US Holdings) and subsidiaries as of December 31, 2002 and 2001, and the related statements of consolidated income, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of US Holdings' management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of US Holdings and subsidiaries at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the Notes to Financial Statements, in 2002 US Holdings adopted the provisions of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets."




DELOITTE & TOUCHE LLP

Dallas, Texas
February 14, 2003

(March 19, 2003
as to Note 18)

                    TXU US HOLDINGS COMPANY AND SUBSIDIARIES
                        STATEMENTS OF CONSOLIDATED INCOME


                                                                                   Year Ended December 31,
                                                                              --------------------------------
                                                                              2002           2001         2000
                                                                              ----           ----         ----
                                                                                    Millions of Dollars

Operating revenues..........................................                 $8,140         $8,020       $7,621
                                                                             ------         ------       ------
Costs and expenses:
   Cost of energy sold and delivery fees....................                  3,214          3,051        3,192
   Operating costs..........................................                  1,420          1,300        1,224
   Depreciation and amortization, other than goodwill.......                    702            635          621
   Selling, general and administrative expenses.............                  1,055            766          604
   Franchise and revenue-based taxes........................                    411            442          344
   Other income.............................................                    (38)           (12)         (40)
   Other deductions.........................................                    250            123           59
   Interest income..........................................                     (6)           (39)          (7)
   Interest expense and other charges.......................                    441            472          484
   Goodwill amortization....................................                      -             15           15
                                                                             ------          -----        -----
       Total costs and expenses.............................                  7,449          6,753        6,496
                                                                             ------          -----        -----

Income before income taxes and extraordinary loss...........                    691          1,267        1,125

Income tax expense..........................................                    196            396          338
                                                                             ------          -----        -----

Income before extraordinary loss............................                    495            871          787

Extraordinary loss, net of tax effect.......................                   (134)          (154)           -
                                                                             ------          -----        -----

Net income before preferred stock dividends.................                    361            717          787

Preferred stock dividends...................................                      9             10           10
                                                                             ------         ------        -----

Net income available for common stock.......................                 $  352         $  707        $ 777
                                                                             ======         ======        =====

                 STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME

                                                                                Year Ended December 31,
                                                                            -----------------------------------
                                                                             2002            2001           2000
                                                                             ----            ----           ----
                                                                                     Millions of Dollars
Net income..........................................................          $361            $717          $787
                                                                              ----            ----          ----
Other comprehensive income (loss)--
   Net change during period, net of tax effects:
       Minimum pension liability adjustments (net of tax benefit
         of $20 and $-)..............................................          (37)            (1)            -
       Cash flow hedges (SFAS No. 133):
         Cumulative transition adjustment as of January 1, 2001                 -              (1)            -
         Net change in fair value of derivatives  (net of tax benefit
           of $82 and tax expense of $9)..............................        (153)            16             -
         Amounts realized in earnings during the year (net
           of tax benefit of $7 and $-)...............................         (13)             1             -
                                                                             -----           ----          ----
             Total..........................................                  (203)            15             -
                                                                             -----           ----          ----

Comprehensive income........................................                 $ 158           $732          $787
                                                                             =====           ====          ====

See Notes to Financial Statements.

                    TXU US HOLDINGS COMPANY AND SUBSIDIARIES
                      STATEMENTS OF CONSOLIDATED CASH FLOWS

                                                                                                Year Ended December 31,
                                                                                         ------------------------------------
                                                                                             2002         2001         2000
                                                                                             ----         ----         ----
                                                                                                     Millions of Dollars
Cash flows-- operating activities
   Net income (before preference stock dividends).................................          $  361     $   717       $  787
   Adjustments to reconcile net income to cash provided by operating activities:
     Extraordinary loss, net of tax effect........................................             134         154            -
     Depreciation and amortization ...............................................             786         754          832
     Deferred income taxes and investment tax credits-- net ......................              60        (122)         139
     Gains from sale of assets....................................................             (32)         (2)         (30)
     Reduction of revenues for earnings in excess of regulatory earnings cap......               -          39          305
     Net effect of unrealized mark-to-market valuations of commodity contracts....              72        (314)          19
     Asset impairments and writedowns.............................................             253           -            -
     Retail clawback accrual......................................................             185           -            -
     Over/(under) recovered fuel costs............................................               -         568         (813)
     Reduction in regulatory liability............................................            (151)          -            -
      Changes in operating assets and liabilities:
       Accounts receivable - trade (including affiliates).........................            (446)        218         (747)
       Inventories................................................................             (44)        (10)          10
       Accounts payable - trade (including affiliates)............................              95        (605)         939
       Margin deposits............................................................               -         227         (225)
       Commodity contract assets and liabilities .................................             (11)        (31)          25
       Other assets...............................................................            (100)         52          (11)
       Other liabilities..........................................................             116         150           68
                                                                                           -------      ------       ------
         Cash provided by operating activities....................................           1,278       1,795        1,298
                                                                                            ------      ------       ------

Cash flows -- financing activities
  Issuances of securities:
     Exchangeable subordinated notes..............................................             750           -            -
     Other long-term debt.........................................................           3,111       3,188          640
  Retirements/repurchases of securities:
     Long-term debt...............................................................          (2,772)     (2,507)        (677)
     Trust securities.............................................................               -        (837)           -
     Common stock.................................................................               -        (859)        (802)
  Dividends paid to parent........................................................            (927)          -            -
  Net change in advances from affiliates..........................................            (799)        283          490
  Capital contributions from parent..............................................               -          150            -
  Preferred stock dividends paid..................................................              (9)        (10)         (10)
  Increase (decrease) in notes payable to bank....................................           1,804           -           (8)
  Debt premium, discount, financing, reacquisition expenses and
     redemption deposits..........................................................            (384)       (195)          (7)
                                                                                            ------      ------       ------
       Cash provided by (used in) financing activities............................             774        (787)        (374)
                                                                                            ------      -------      -------

Cash flows-- investing activities
  Capital expenditures............................................................            (787)       (965)        (781)
  Acquisition of a business.......................................................             (36)          -            -
  Nuclear fuel....................................................................             (51)        (38)         (87)
  Proceeds from sale of assets....................................................             447           -            8
  Other...........................................................................            (172)          9          (33)
                                                                                            ------     -------       ------
       Cash used in investing activities..........................................            (599)       (994)        (893)
                                                                                            ------     -------       ------

Net change in cash and cash equivalents...........................................           1,453          14           31

Cash and cash equivalents-- beginning balance......................................             55          41           10
                                                                                            ------     -------       ------
Cash and cash equivalents-- ending balance........................................          $1,508     $    55       $   41
                                                                                            ======     =======       ======

See Notes to Financial Statements.

                    TXU US HOLDINGS COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS



                                                                                                         December 31,
                                                                                                     -------------------
                                                                                                      2002          2001
                                                                                                      ----          ----
                                                                                                    Millions of Dollars
Current assets
  Cash and cash equivalents............................................................             $ 1,508       $   55
  Accounts receivable-- trade..........................................................               1,386          940
  Inventories .........................................................................                 338          297
  Commodity contract assets............................................................               1,298          848
  Other current assets.................................................................                 213          155
                                                                                                    -------      -------
        Total current assets...........................................................               4,743        2,295
                                                                                                    -------      -------

Investments
  Restricted cash......................................................................                 278            -
  Other investments....................................................................                 491          721
Property, plant and equipment-- net....................................................              16,183       16,156
Goodwill...............................................................................                 558          558
Commodity contract assets..............................................................                 476          389
Regulatory assets......................................................................               1,630        1,607
Cash flow hedges and other derivative assets...........................................                  14           31
Other noncurrent assets................................................................                 146           81
                                                                                                    -------      -------
        Total assets...................................................................             $24,519      $21,838
                                                                                                    =======      =======

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
      Advances from affiliates.........................................................             $   787         $100
      Notes payable - banks............................................................               1,804            -
  Long-term debt due currently.........................................................                 397          374
  Accounts payable
      Affiliates.......................................................................                  35           64
      Other............................................................................                 785          669
  Commodity contract liabilities.......................................................               1,138          630
  Accrued taxes........................................................................                 303          309
  Other current liabilities............................................................                 724          491
                                                                                                    -------      -------
         Total current liabilities.....................................................               5,973        2,637
                                                                                                     ------      -------

Accumulated deferred income taxes......................................................               3,227        3,331
Investment tax credits.................................................................                 450          476
Commodity contract liabilities.........................................................                 320          236
Cash flow hedges and other derivative liabilities......................................                 150            2
Other noncurrent liabilities and deferred credits......................................               1,063          652
Advances from affiliates...............................................................                  -         1,200
Long-term debt, less amounts due currently.............................................               6,613        5,819

Preferred stock subject to mandatory redemption........................................                  21           21

Commitments and contingencies (Note 15)

Shareholders' equity (Note 9)..........................................................               6,702        7,464
                                                                                                    -------      -------

         Total liabilities and shareholders' equity....................................             $24,519      $21,838
                                                                                                    =======      =======

 See Notes to Financial Statements.

                    TXU US HOLDINGS COMPANY AND SUBSIDIARIES
                 STATEMENTS OF CONSOLIDATED SHAREHOLDERS' EQUITY

                                                                                       Year Ended December 31,
                                                                                 -------------------------------------
                                                                                   2002           2001            2000
                                                                                   ----           ----            ----
                                                                                          Millions of Dollars
Preferred stock -- not subject to mandatory redemption:
   Balance at end of year (1,376,561 shares).........................            $   115         $  115         $   115
                                                                                 -------         ------         -------

Common stock without par value -- authorized shares -- 180,000,000:
   Balance at beginning of year......................................              2,248          3,107           3,831
     Common  stock repurchased and retired (2002-none, 2001--
     28,627,000 shares; 2000-- 24,125,100 shares)....................                  -           (859)           (724)
     Non-cash capital contribution related to issuance of
      exchangeable subordinated debt.................................                266              -               -
                                                                                 -------         ------         -------
   Balance at end of year (2002-- 52,817,862 shares;
      2001-- 52,817,862 shares; and 2000-- 81,444,862 shares)........              2,514          2,248           3,107
                                                                                 -------         ------         -------
Stock of parent held for long-term incentive plan trust:
   Balance at beginning of year......................................                  -              -             (10)
     Change during the year..........................................                  -              -              10
                                                                                 -------         ------         -------
   Balance at end of year............................................                  -              -               -
                                                                                 -------         ------         -------

Retained earnings:
   Balance at beginning of year......................................              5,086          4,229           3,530
     Net income......................................................                361            717             787
     Capital contributions of parent.................................                  -            150               -
     Common stock repurchased and retired............................                  -              -             (78)
     Common stock dividends paid and declared........................             (1,177)             -               -
     Dividends declared on preferred stock...........................                 (9)           (10)            (10)
                                                                                 -------         ------          ------
   Balance at end of year............................................              4,261          5,086           4,229
                                                                                 -------         ------          ------

Accumulated other comprehensive income (loss), net of tax effects:
Minimum pension liability adjustment:
  Balance at beginning of year......................................                 (1)             -               -
    Change during the year..........................................                (37)            (1)              -
                                                                                 ------         ------           ------
  Balance at end of year............................................                (38)            (1)              -
                                                                                 ------         ------           ------

Cash flow hedges (SFAS No. 133):
  Balance at beginning of year......................................                 16              -               -
    Change during the year..........................................               (166)            16               -
                                                                                 ------         ------          ------
  Balance at end of year............................................               (150)            16               -
                                                                                 ------         ------          ------
    Total accumulated other comprehensive income (loss).............               (188)            15               -
                                                                                 ------         ------          ------

Total common stock equity...........................................              6,587          7,349           7,336
                                                                                 ------         ------          ------

Shareholders' equity................................................             $6,702         $7,464          $7,451
                                                                                 ======         ======          ======

See Notes to Financial Statements.

                    TXU US HOLDINGS COMPANY AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS


1.    BUSINESS, ACQUISITIONS AND DISPOSITIONS

      As of January 1, 2002, TXU US Holdings Company (US Holdings, formerly TXU Electric Company) is a holding company for TXU Energy Company LLC (TXU Energy) and Oncor Electric Delivery Company (Oncor). US Holdings is a wholly owned subsidiary of TXU Corp., a Texas corporation. Prior to January 1, 2002, US Holdings was a regulated, integrated utility company directly engaged in the generation, purchase, transmission, distribution and sale of electric energy in the north-central, eastern and western parts of Texas.

      Use of the term "US Holdings", unless otherwise noted or indicated by the context, refers to US Holdings, a holding company, and/or its consolidated subsidiaries.

      Business Restructuring - Legislation passed during the 1999 session of the Texas Legislature restructured the electric utility industry in Texas and provided for a transition to increased competition in the generation and retail sale of electricity (1999 Restructuring Legislation). As a result, TXU Corp. restructured certain of its United States (US) businesses as of January 1, 2002. In order to satisfy its obligations to unbundle its business pursuant to the 1999 Restructuring Legislation and consistent with its business separation plan as approved by on October 31, 2001, by the Public Utility Commission of Texas (Commission), as of January 1, 2002, US Holdings transferred:

     o its electric transmission and distribution (T&D) assets to Oncor, which is a utility regulated by the Commission and a wholly owned subsidiary of US Holdings,

     o its power generation assets to subsidiaries of TXU Energy, which is the new competitive business and a wholly owned subsidiary of US Holdings, and

     o its retail customers to a subsidiary retail electric provider (REP) of TXU Energy.

         The T&D assets of TXU SESCO Company, a subsidiary of TXU Corp., also were transferred to Oncor. In addition, as of January 1, 2002, US Holdings acquired the following businesses from within the TXU Corp. system and transferred them to TXU Energy: the REP of TXU SESCO Company; operations involving certain risk management and energy trading activities and the unregulated commercial and industrial (C&I) retail gas operations of TXU Gas Company (TXU Gas); and the energy management services businesses and other affiliates of TXU Corp., including the fuel procurement and coal mining businesses that service the generation operations.

      The relationships of the entities affected by the restructuring and their rights and obligations with respect to their collective assets and liabilities are contractually described in a master separation agreement executed in December 2001.

      A settlement of outstanding issues and other proceedings related to implementation of the 1999 Restructuring Legislation received final approval in January 2003. See Note 14 for further discussion.

      Concurrent with the reorganization as of January 1, 2002, US Holdings realigned its operations into two reportable segments: Energy and Electric Delivery. (See Note 16 for further information concerning reportable business segments.)

Business Changes

      Business Acquisition -- In April 2002, TXU Energy acquired a cogeneration and wholesale energy production business in New Jersey for $36 million in cash. The acquisition included a 122 megawatt combined-cycle power production facility and various contracts, including electric supply and gas transportation agreements. The acquisition was accounted for as a purchase business combination, and the results of the business have been included in the consolidated financial statements from the acquisition date.

      Generation Plant Acquisition and Disposition -- In May 2002, TXU Energy acquired a 260 megawatt combined-cycle power generation facility in northwest Texas through a settlement agreement which dismissed a lawsuit previously filed related to the plant, and included a nominal cash payment. TXU Energy previously purchased all of the electrical output of this plant under a long-term contract.

      In April 2002, TXU Energy completed the sale of its Handley and Mountain Creek generating plants in the Dallas-Fort Worth area with total plant capacity of 2,334 megawatts for $443 million in cash. Concurrent with the sale, TXU Energy entered into a tolling agreement to purchase power during the summer months through 2006. The terms of the tolling agreement include above-market pricing, representing a fair value liability of $190 million. A pre-tax gain on the sale of $146 million, net of the effects of the tolling agreement, was deferred and is being recognized in other income during summer months over the five-year term of the tolling agreement. Both the value of the tolling agreement and the deferred gain are reported in other liabilities in the balance sheet.

2.    SIGNIFICANT ACCOUNTING POLICIES

      Basis of Presentation -- In accordance with accounting principles generally accepted in the United States of America (US GAAP), the business restructuring transactions discussed above have been accounted for as a change in reporting entity. As such, the consolidated financial statements of US Holdings give retroactive effect to those transactions, which have been accounted for in a manner similar to that in a pooling of interests. The retroactive restatement resulting from the change in reporting entity decreased net income of US Holdings by $11 million and $108 million for 2001 and 2000, respectively. The consolidated financials of US Holdings and its subsidiaries have been prepared in accordance with US GAAP. All intercompany items and transactions have been eliminated in consolidation.

      Included in the balance sheet of TXU Gas at December 31, 2001 was $773 million of goodwill, net of amortization, arising from TXU Corp.'s 1997 acquisition of ENSERCH Corporation. As a result of the transfer to TXU Energy of certain operations from TXU Gas, which were originally part of ENSERCH Corporation, and the adoption of Statement of Financial Accounting Standards
(SFAS) No. 142, "Goodwill and Other Intangible Assets", $468 million of goodwill, net of $56 million of accumulated amortization, was allocated to these operations and reflected in the December 31, 2002, balance sheet of US Holdings. US Holdings has two reportable business segments: Energy and Electric Delivery (See Note 16).

      In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results of operations and financial position have been included therein. All dollar amounts in the financial statements and tables in the notes are stated in millions of US dollars unless otherwise indicated.

      US Holdings has adopted a new income statement format. Certain previously reported amounts have been reclassified to conform to current classifications. The following summarizes the components of the new line items:

      Cost of energy sold and delivery fees -- Includes costs of nuclear, coal and gas fuel used by generation plants, energy purchased for resale and delivery fees paid to electricity delivery businesses.

      Operating costs -- Includes all labor and overhead costs incurred to perform activities directly related to power generation and the transmission and distribution of electricity.

       Selling, general and administrative expenses -- Includes all labor and related overhead costs incurred to perform support services such as finance, accounting, portfolio management, meter reading, customer billing, customer service, collections, marketing, information technology, legal, regulatory, environmental and corporate facilities.

      Franchise and revenue-based taxes -- Includes state and local gross receipts taxes and franchise taxes.

      Presentation of Revenues -- In June 2002, the Emerging Issues Task Force
(EITF) reached a consensus on certain aspects of EITF Issue No. 02-3, "Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities" regarding the presentation of trading activities in the statement of income. The new rules were effective on July 1, 2002, and required that all trading contracts (as defined by EITF Issue No. 98-10, "Accounting for Contracts Involved in Energy Trading and Risk Management Activities"), whether or not physically settled, be recorded net upon settlement, rather than gross as a sale and cost of sale. US Holdings has historically recorded financial contracts net, but has recorded those contracts that provide for physical delivery gross upon settlement. Prior period amounts have been reclassified to conform to this new reporting requirement. Transactions affected by the new reporting requirements represent contracts that provided for physical delivery but were settled financially without delivery, as well as contracts physically settled but classified as trading activities. With the rescission of EITF Issue No. 98-10 (see discussion below under "Financial Instruments and Mark-to-Market Accounting"), the EITF modified Issue No. 02-3 to apply to financial instruments that are derivatives and entered into for trading purposes effective January 1, 2003. The new reporting requirements have no impact on US Holdings' gross margin, net income or cash provided by operating activities. (Also see "Changes in Accounting Standards" below.)

      The table below summarizes the impact on US Holdings' operating revenues and cost of energy sold and delivery fees for prior years of the new reporting rules under EITF Issue No. 02-3.

                                                                          Years Ended December 31,
                                                                          ----------------------
                                                                              2001        2000
                                                                              ----        ----
Operating revenues before reclassification.......................           $13,179    $12,939
Cost of energy sold and delivery fees netted with revenues.......            (5,159)    (5,318)
                                                                            -------   --------
Operating revenues after reclassification........................           $ 8,020   $  7,621
                                                                            =======   ========


Cost of energy sold and delivery fees before reclassification...            $ 8,210   $  8,510
Cost of energy sold and delivery fees netted with revenues.......            (5,159)    (5,318)
                                                                            -------   --------
Cost of energy sold and delivery fees after reclassification.....           $ 3,051   $  3,192
                                                                            =======   ========

      Use of Estimates -- The preparation of US Holdings' financial statements requires management to make estimates and assumptions about future events that affect the reporting and disclosure of assets and liabilities at the balance sheet dates and the reported amounts of revenue and expense, including mark-to-market valuation adjustments. In the event estimates and/or assumptions prove to be different from actual amounts, adjustments are made in subsequent periods to reflect more current information. No material adjustments, other than those disclosed elsewhere herein, were made to previous estimates during the current year.

      Financial Instruments and Mark-to-Market Accounting -- US Holdings enters into financial instruments, including options, swaps, futures, forwards and other contractual commitments primarily to manage market risks related to changes in commodity prices, including cost of fuel for generation of power, as well as changes in interest rates. These financial instruments are accounted for in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" and, prior to October 26, 2002, EITF Issue No. 98-10. The majority of financial instruments entered into by US Holdings are derivatives as defined in SFAS No. 133.

      SFAS No. 133 requires the recognition of derivatives in the balance sheet, the measurement of those instruments at fair value and the recognition in earnings of changes in the fair value of derivatives. This recognition is referred to as "mark-to-market" accounting. SFAS No. 133 provides exceptions to this accounting if (a) the derivative is deemed to represent a transaction in the normal course of purchasing from a supplier and selling to a customer, or
(b) the derivative is deemed to be a cash flow or fair value hedge. In accounting for cash flow hedges, derivative assets and liabilities are recorded on the balance sheet at fair value with an offset in other comprehensive income. Any hedge ineffectiveness is recorded in earnings. Amounts are reclassified from other comprehensive income to earnings as the underlying transactions occur and realized gains and losses are recognized in earnings. US Holdings has no fair value hedges.

      US Holdings documents designated commodity, debt-related and other hedging relationships, including the strategy and objectives for entering into such hedge transactions and the related specific firm commitments or forecasted transactions. US Holdings applies hedge accounting in accordance with SFAS No. 133 for these non-trading transactions, providing the underlying transactions continue to be forecasted to occur. Effectiveness is assessed based on changes in cash flows of the hedges as compared to changes in cash flows of the hedged items.

      Pursuant to SFAS No. 133, the normal purchase or sale exception and the cash flow hedge designation are elections that can be made by management if certain strict criteria are met and documented. As these elections can reduce the volatility in earnings resulting from fluctuations in fair value, results of operations could be materially affected by such elections.

      Financial instruments entered into in connection with indebtedness to manage interest rate risks are generally accounted for as cash flow hedges in accordance with SFAS No. 133.

      EITF Issue No. 98-10 required mark-to-market accounting for energy-related contracts, whether or not derivatives under SFAS No. 133, that were deemed to be entered into for trading purposes as defined by that rule. The majority of commodity contracts and energy-related financial instruments entered into by US Holdings to manage commodity price risk represented trading activities as defined by EITF Issue No. 98-10 and were therefore marked to market. On October 25, 2002, the EITF rescinded EITF Issue No. 98-10. Pursuant to this rescission, only financial instruments that are derivatives under SFAS No. 133 will be subject to mark-to-market accounting. See discussion below under "Changes in Accounting Standards."

      In June 2002, in connection with the EITF's consensus on Issue No. 02-3, additional guidance on recognizing gains and losses at the inception of a trading contract was provided. In November 2002, this guidance was extended to all derivatives. If the C&I retail contracts that US Holdings enters into do not meet the requirements of the revised guidance, then income from such contracts will be recognized on a settlement basis.

      The majority of financial instruments entered into by US Holdings for the purpose of managing risk or optimizing margins in meeting the energy demands of customers are derivatives and will continue to be subject to SFAS No. 133.

      Mark-to-market accounting recognizes changes in the value of financial instruments as reflected by market price fluctuations. In the energy market, the availability of quoted market prices is dependent on the type of commodity (e.g., natural gas, electricity, etc.), time period specified and location of delivery. In computing the mark-to-market valuations, each market segment is split into liquid and illiquid periods. The liquid period varies by region and commodity. Generally, the liquid period is supported by broker quotes and frequent trading activity. In illiquid periods, little or no market information may exist, and the fair value is estimated through market modeling techniques.

      For those periods where quoted market prices are not available, forward price curves are developed based on the available information or through the use of industry accepted modeling techniques and practices based on market fundamentals (e.g., supply/demand, replacement cost, etc.). As a matter of policy, however, US Holdings generally does not recognize any income or loss from the illiquid periods.

       Revenue Recognition -- US Holdings generally records revenues under the accrual method, with the exception of certain large C&I retail contracts that are derivatives as defined in SFAS No. 133 and have therefore been marked-to-market. Retail electric revenues are recognized when the commodity is provided to customers on the basis of periodic cycle meter readings and include an estimated accrual for the value of the commodity consumed from the meter reading date to the end of the period. The unbilled revenue is estimated at the end of the period based on estimated daily consumption after the meter read date to the end of the period. Estimated daily consumption is derived using historical customer profiles adjusted for weather and other measurable factors affecting consumption. Electricity T&D revenues are recognized when delivery services are provided to customers on the basis of periodic cycle meter readings and include an estimated accrual for the delivery fee value of electricity provided from the meter reading date to the end of the period. The accrued revenue is based on actual daily revenues for the most recent metered period applied to the number of unmetered days through the end of the period.

      As a result of the opening of the Texas market to competition and related changes in systems and processes within ERCOT, adjustments are recorded for accounts receivable from or payable to ERCOT related to system balancing and are recorded net in revenues. Such balances reflect estimates of volumetric data and are subject to adjustment as data is reconciled and final settlements are determined.

      Revenues reflect unrealized gains and losses related to large C&I retail contracts, including unrealized gains recorded upon inception of these contracts. Results of wholesale portfolio management activities, which represent realized and unrealized gains and losses from transacting in energy-related contracts, are also reported as a component of revenues. Also see discussion of "Financial Instruments and Mark-to-Market Accounting" above.

      The historical financial statements for periods prior to 2002 included adjustments made to revenues for over/under recovered fuel costs. To the extent fuel costs incurred exceeded regulated fuel factor amounts included in customer billings, US Holdings recorded revenues on the basis of its ability and intent to obtain regulatory approval for rate surcharges on future customer billings to recover such amounts. Conversely, to the extent fuel costs incurred were less than amounts included in customer billings, revenues were reduced. Following deregulation of the Texas market on January 1, 2002, any changes to the fuel factor component of the regulatory rate amounts are applied prospectively.


      Regulatory Assets and Liabilities --The financial statements of US Holdings' regulated business, the electricity transmission and distribution operations of Oncor, reflect regulatory assets and liabilities under cost-based rate regulation in accordance with SFAS No. 71, "Accounting for the Effect of Certain Types of Regulation." As a result of the 1999 Restructuring Legislation, the electricity generation portion of US Holdings' business no longer meets the criteria to apply regulatory accounting principles. Accordingly, application of SFAS No. 71 to the generation portion of US Holdings' business was discontinued as of June 30, 1999. Oncor's operations continue to meet the criteria for recognition of regulatory assets and liabilities.

      In 2002, US Holdings recorded an extraordinary loss of $134 million (net of income tax benefit of $72 million) principally to write down the regulatory asset related to securitization bonds to be issued in accordance with US Holdings' settlement plan with the Public Utility Commission of Texas (Commission) as described in Note 14 to Financial Statements. The carrying value of the regulatory asset is intended to represent the amount of future cash flows related to the bonds to be recovered from REPs through increased electricity delivery rates; the determination of such amount is based on estimates. The writedown, which was taken as a result of the final approval of the settlement plan, reflects the impact of lower interest rates. As actual interest rates on the bonds may differ from current estimates, the regulatory asset carrying value, which was $1.7 billion at December 31, 2002, is subject to further adjustment.

      Investments -- Deposits in an external trust fund for nuclear decommissioning are carried at fair value in the balance sheet with the cumulative increase in fair value recorded as a liability, to reflect the statutory nature of the trust. Investments in nonutility properties are primarily assets held for future development and are carried at cost, subject to periodic impairment valuation. Investments in unconsolidated business entities over which US Holdings has significant influence but does not maintain effective control, generally representing ownership of at least 20% and not more than 50% of equity interest, are accounted for under the equity method.
(See Note 4 - "Investments")

      Goodwill and Intangible Assets -- Goodwill represents the excess of the purchase price paid over the estimated fair value of the assets acquired and liabilities assumed for each company acquired and was amortized over a range of 20 to 40 years.

      SFAS No. 142 became effective for US Holdings on January 1, 2002. SFAS No. 142 requires, among other things, the allocation of goodwill to reporting units based upon the current fair value of the reporting units, and the discontinuance of goodwill amortization. The amortization of US Holdings' goodwill ($15 million annually) ceased effective January 1, 2002.

      In addition, SFAS No. 142 required completion of a transitional goodwill impairment test within six months from the date of adoption. It established a new method of testing goodwill for impairment on an annual basis, or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value. US Holdings completed the transitional impairment test in the second quarter of 2002, the results of which indicated no impairment of goodwill at that time. No impairment resulted from the additional evaluation performed in 2002 as of October 1, which has been selected as the annual impairment test date.

      The table below reflects what reported income before extraordinary loss and net income would have been in the 2001 and 2000 periods, exclusive of goodwill amortization expense recognized in those periods compared to the 2002 periods.

                                                                           Years Ended December 31,
                                                                      -------------------------------
                                                                       2002         2001         2000
                                                                       ----         ----         ----

Reported income before extraordinary loss....................        $   495       $   871      $   787
Add back:  goodwill amortization.............................              -            15           15
                                                                     -------       -------      -------
Adjusted income before extraordinary loss....................            495           886          802
Extraordinary loss, net of tax effect........................           (134)         (154)           -
                                                                     -------       -------      -------
Adjusted net income before preferred stock dividends.........            361           732          802
Preferred stock dividends....................................              9            10           10
                                                                     -------       -------      -------
Adjusted net income available for common stock...............        $   352       $   722      $   792
                                                                     =======       =======      =======

      SFAS No. 142 also requires additional disclosures regarding intangible assets (other than goodwill):

                                               As of December 31, 2002       As of December 31, 2001
                                             ---------------------------    ----------------------------
                                              Gross                           Gross
                                             Carrying  Accumulated          Carrying   Accumulated
                                             Amount    Amortization  Net      Amount   Amortization   Net
                                             --------  ------------  ---    ---------  -------------  ----
Amortized intangible assets
    Capitalized software..............        $371       $131         $240        $231        $ 72    $159
    Land easements....................         180         60          120         173          63     110
    Mineral rights....................          31         20           11          31          19      12
                                              ----       ----         ----        ----        ----    ----
          Total.......................        $582       $211         $371        $435        $154    $281

     Amortized intangible asset balances are classified as property, plant and equipment in the balance sheet.

      Aggregate US Holdings amortization expense for intangible assets, excluding goodwill, for the years ended December 31, 2002, 2001 and 2000 was $63 million, $14 million and $16 million, respectively; estimated amounts for the next five years are as follows:

                                                              Amortization
        Year                                                    Expense
        ----                                                  ------------
        2003...............................................     $52
        2004...............................................      47
        2005...............................................      47
        2006...............................................      44
        2007...............................................      27

      At December 31, 2002 and 2001, goodwill of $558 million was stated net of accumulated amortization of $67 million.

      Property, Plant and Equipment -- The cost of T&D property additions (and generation property additions prior to July 1, 1999) includes labor and materials, applicable overhead and payroll-related costs and an allowance for funds used during construction (described below). Generation property additions subsequent to July 1, 1999, and other property are stated at cost; generation additions in periods prior to that date are stated at cost less certain regulatory disallowances.

      Depreciation of Property, Plant and Equipment -- Depreciation of US Holdings' property, plant and equipment is generally calculated on a straight-line basis over the estimated service lives of the properties. Depreciation also includes an amount for decommissioning costs for the nuclear powered electricity generation plant (Comanche Peak), which is being accrued over the lives of the units. Consolidated depreciation as a percent of average depreciable property for US Holdings approximated 2.7% for 2002, 2001 and 2000. See discussion below under "Changes in Accounting Standards" regarding SFAS No. 143.

      US Holdings capitalizes computer software costs in accordance with American Institute of Certified Public Accountants Statement of Position 98-1, "Accounting for the Cost of Computer Software Developed or Obtained for Internal Use." These costs are being amortized over periods ranging from three to ten years.

      Interest Capitalized and Allowance For Funds Used During Construction (AFUDC) -- AFUDC is a cost accounting procedure whereby amounts based upon interest charges on borrowed funds and a return on equity capital used to finance construction are added to utility plant being constructed. Prior to July 1, 1999, AFUDC was capitalized for all expenditures for ongoing construction work in progress and nuclear fuel in process not otherwise included in rate base by regulatory authorities. As a result of the 1999 Restructuring Legislation, effective July 1, 1999, recording of AFUDC ceased on construction work in progress of generation assets and only interest was capitalized during construction. Interest and AFUDC related to debt for subsidiaries that still apply SFAS No. 71 are capitalized as a component of projects under construction. Interest on qualifying projects for subsidiaries that no longer apply SFAS No. 71, is capitalized in accordance with SFAS No. 34, "Capitalization of Interest Cost."

      Valuation of Long-Lived Assets -- US Holdings evaluates the carrying value of long-lived assets to be held and used when events and circumstances warrant such a review. The carrying value of long-lived assets would be considered impaired when the projected undiscounted cash flows are less than the carrying value. In that event, a loss would be recognized based on the amount by which the carrying value exceeds the fair value. Fair value is determined primarily by available market valuations or, if applicable, discounted cash flows. (See discussion below under "Changes in Accounting Standards" regarding SFAS No. 144.)

      In 2002, US Holdings recorded an impairment charge of $237 million ($154 million after-tax) for the writedown of two generation plant construction projects as a result of current wholesale electricity market conditions and reduced planned developmental capital spending. Fair value was determined based on current appraisals of property and equipment. The charge is reported in other deductions in the statement of income. As the writedown is based on current estimates, the remaining carrying value of the projects of $113 million is subject to further adjustment should estimates of recoverable value change.

      Major Maintenance -- Major maintenance outage costs related to nuclear fuel reloads are charged to expense as incurred.

      Amortization of Nuclear Fuel -- The amortization of nuclear fuel in the reactors (net of regulatory disallowances) is calculated on the units-of-production method and is reported in cost of energy sold.

      Franchise and Revenue-Based Taxes -- Franchise and revenue-based taxes such as gross receipts taxes are generally not a "pass through" item such as sales and excise taxes. Gross receipts taxes are assessed to US Holdings and its subsidiaries by state and local governmental bodies, based on revenues, as a cost of doing business. US Holdings records gross receipts tax as an expense. Rates charged to customers by US Holdings are intended to recover the taxes, but US Holdings is not acting as an agent to collect the taxes from customers.

      Income Taxes -- TXU Corp. and a substantial majority of its US subsidiaries file a consolidated federal income tax return, and federal income taxes are allocated to subsidiaries based upon their respective taxable income or loss. Investment tax credits are amortized to income over the estimated service lives of the properties. Deferred income taxes are provided for temporary differences between the book and tax basis of assets and liabilities. Certain provisions of SFAS No. 109, "Accounting for Income Taxes", provide that regulated enterprises are permitted to recognize the expense associated with deferred taxes as regulatory tax assets or tax liabilities if it is probable that such amounts will be recovered from, or returned to, customers in future rates.

      Gains/Losses on Extinguishments of Debt -- Gains and losses on reacquired debt are recognized in the statement of income as incurred and reported as extraordinary items in accordance with SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt", unless these costs will be recovered from customers through regulated cash flows. In that case, these gains or losses are deferred and recorded as a regulatory asset and amortized to interest expense over the period approved for ratemaking purposes. (See discussion below under "Changes in Accounting Standards" regarding SFAS No. 145.)

      Cash Equivalents -- For purposes of reporting cash and cash equivalents, temporary cash investments purchased with a remaining maturity of three months or less are considered to be cash equivalents.

      Changes in Accounting Standards -- On October 25, 2002, the EITF rescinded EITF Issue No. 98-10 which required mark-to-market accounting for all trading activities. Pursuant to this rescission, only financial instruments that are derivatives under SFAS No. 133 will be subject to mark-to-market accounting. Financial instruments that may not be derivatives under SFAS No. 133 but were marked-to-market under EITF Issue No. 98-10, consist primarily of gas transportation and storage agreements, power tolling, full requirements and capacity contracts. This new accounting rule was effective for new contracts entered into after October 25, 2002. Non-derivative contracts entered into prior to October 26, 2002, continued to be accounted for at fair value through December 31, 2002; however, effective January 1, 2003, such contracts were required to be accounted for on a settlement basis. Accordingly, a charge of approximately $100 million ($65 million after-tax) is expected to be reported as a cumulative effect of an accounting change in the first quarter of 2003. The expected cumulative effect adjustment represents the net gains previously recognized for these contracts under mark-to-market accounting.

      SFAS No. 143, "Accounting for Asset Retirement Obligations", became effective on January 1, 2003. SFAS No. 143 requires entities to record the fair value of a legal liability for an asset retirement obligation in the period in which it is incurred. When a new liability is recorded beginning in 2003, the entity will capitalize the net present value of the liability by increasing the carrying amount of the related long-lived asset. The liability is accreted each period, and the capitalized cost is depreciated over the useful life of the related asset. Legal liabilities identified by US Holdings relate primarily to nuclear decommissioning and reclamation of lands mined for lignite.

      Prior to January 2003, US Holdings recorded liabilities for nuclear decommissioning and for land reclamation in accumulated depreciation. Upon adoption of SFAS No. 143, US Holdings will reclassify $271 million previously recorded in accumulated depreciation and record the related liability. US Holdings has not previously recorded costs of any other asset retirement obligations that require recognition upon adoption.

      With respect to nuclear decommissioning costs, US Holdings believes that the adoption of SFAS No. 143 results primarily in timing differences in the recognition of legal asset retirement costs that TXU Energy is currently recovering, as Oncor recovers decommissioning fees from REPs on behalf of TXU Energy, and will be deferring such differences through the regulatory process as described in Note 14. The impact of adopting SFAS No. 143 is not expected to be significant to US Holdings' earnings and financial condition.

      SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," became effective January 1, 2002. SFAS No. 144 establishes a single accounting model, based on the framework established in SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," for long-lived assets to be disposed of by sale, resolves significant implementation issues related to SFAS No. 121 and establishes new rules for reporting of discontinued operations.

      SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections," was issued in April 2002 and will be effective on January 1, 2003. One of the provisions of this statement is the rescission of SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt." Any gain or loss on the early extinguishment of debt that was classified as an extraordinary item in prior periods in accordance with SFAS No. 4 will be reclassified if it does not meet the criteria of an extraordinary item as defined by Accounting Principles Board Opinion 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions."

      SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," was issued in June 2002 and became effective on January 1, 2003. SFAS No. 146 requires that a liability for costs associated with an exit or disposal activity be recognized only when the liability is incurred and measured initially at fair value.

      SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure" was issued in December 2002. US Holdings adopted the disclosure requirements of SFAS No. 148 effective December 31, 2002. This statement requires that the pro forma information related to stock based compensation, for companies that do not use fair value accounting, be presented in a table in the accounting policies footnote. It also provides other transition alternatives when companies adopt fair value accounting for stock based compensation. US Holdings does not currently issue stock options.

      Financial Accounting Standards Board Interpretation (FIN) No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others - an Interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FIN No. 34" was issued in November 2002 and became effective for disclosures made in December 31, 2002, financial statements. The interpretation requires expanded disclosures of guarantees (see Note 15 to Financial Statements - "Guarantees"). In addition, the interpretation requires recording the fair value of guarantees upon issuance or modification after January 1, 2003.

      FIN No. 46, "Consolidation of Variable Interest Entities" was issued in January 2003. FIN No. 46 provides guidance related to identifying variable interest entities and determining whether such entities should be consolidated. This guidance will be effective for the quarter ending September 30, 2003.

      For accounting standards not yet adopted or implemented, including recent EITF rules regarding recognition of gains and losses at the inception of a derivative contract, US Holdings is evaluating the potential impact on its financial position and results of operations.

3.       EXTRAORDINARY LOSS

      As a result of debt restructuring and refinancings in the fourth quarter of 2001, US Holdings recorded an extraordinary loss of $97 million (net of income tax benefit of $52 million) for the early reacquisition of debt related to TXU Energy by US Holdings.

      Loss on Settlement -- As a result of the settlement plan (Settlement Plan) submitted to the Commission for approval of outstanding unbundling issues (see
Note 14), US Holdings recorded an extraordinary loss of $57 million (net of income tax benefit of $63 million) in the fourth quarter of 2001 to reflect the effect of settlement items that are no longer probable of recovery. The settlement-related items include unrecovered fuel cost, all remaining generation-related regulatory assets and regulatory liabilities that are not subject to recovery through the issuance of securitization bonds, and the excess cost over market of certain purchased power contracts.

      In August 2002 the regulatory Settlement Plan was approved and a financing order was issued by the Commission, authorizing the issuance of transition (securitization) bonds with a principal amount of $1.3 billion. (See Note 14.) With the final approval of the settlement plan in January 2003, US Holdings may proceed with the issuance of securitization bonds as provided in the Commission financing order. In the fourth quarter of 2002, US Holdings recorded an extraordinary loss of $134 million (after-taxes of $72 million) principally reflecting a writedown of regulatory assets. The writedown reflects the effect of lower expected cash flows associated with the securitization bonds due to the decline in interest rates.

4.    INVESTMENTS

     The following information is a summary of the investment balance as of December 31, 2002 and 2001:

                                                                                               December 31,
                                                                                        -----------------------
                                                                                           2002          2001
                                                                                           ----          ----
      Equity method investments in entities.........................                      $    3        $    7
      Nuclear decommissioning trust.................................                         266           276
      Nonutility property...........................................                         143           347
      Assets related to certain employee benefit plans..............                          54            44
      Notes receivable from unconsolidated entities.................                           8            26
      Miscellaneous other...........................................                          17            21
                                                                                          ------        ------
            Total investments.......................................                      $   491       $   721
                                                                                          =======       =======

      Nuclear Decommissioning Trust -- Deposits in an external trust fund for nuclear decommissioning costs are carried at fair value ($266 million and $276 million at December 31, 2002 and 2001, respectively), with the cumulative increase in fair value recorded as a liability, reflecting the statutory nature of the trust (see Note 15 - "Nuclear Decommissioning"). Decommissioning costs are being recovered from Oncor's customers as a non-bypassable T&D charge over the life of the plant and deposited in the external trust fund. As of December 31, 2002 and 2001, the composition of the external trust fund for decommissioning of the Comanche Peak nuclear power generating station was as follows:

                                                                      December 31, 2002
                                       --------------------------------------------------------------------------------
                                              Cost          Unrealized gain     Unrealized (loss)   Fair market value
Debt securities............                 $   128              $   10              $   (1)             $   137
Equity securities..........                     111                  37                 (19)                 129
                                            -------              ------              ------              -------
                                            $   239              $   47              $  (20)             $   266
                                            =======              ======              ======              =======

                                                                      December 31, 2001
                                       --------------------------------------------------------------------------------
                                              Cost          Unrealized gain     Unrealized (loss)   Fair market value
Debt securities............                 $   120              $    5              $    -              $   125
Equity securities..........                      99                  61                  (9)                 151
                                            -------              ------              ------              -------
                                            $   219              $   66              $   (9)             $   276
                                            =======              ======              ======-             =======

      Debt securities held at December 31, 2002 mature as follows: $48 million in one to five years, $28 million in five to ten years and $61 million after ten years.

       Nonutility Property -- Nonutility property primarily represents the fair value of land and equipment related to two lignite-fueled generation plant construction projects in Texas with a carrying value of $113 million at December 31, 2002. (See discussion in Note 2 under "Valuation of Long-Lived Assets.")

5.    SHORT-TERM FINANCING

      At December 31, 2002, US Holdings had outstanding short-term borrowings consisting of bank borrowings of $1.8 billion. During the years 2002 and 2001, US Holdings' average amounts outstanding for short-term borrowings were $1.0 billion. Weighted average interest rates on short-term borrowings were 2.44% and 3.08% at December 31, 2002 and 2001, respectively.

      At December 31, 2002, US Holdings had credit facilities (some of which provide for long-term borrowings) as follows:

                                                                                          At December 31, 2002
                                                                            --------------------------------------------------
                                                         Authorized          Facility    Letters of     Cash
Facility                               Expiration Date   Borrowers             Limit       Credit    Borrowings   Availability
--------                               ---------------   ---------             -----       ------    ----------   ------------
364-Day Revolving Credit Facility      April 2003        US Holdings, TXU
                                                           Energy, Oncor      $ 1,000      $  122      $  878       $   --
364-Day Senior Secured Credit          December 2003     Oncor
  Facility                                                                        150          --          --          150
Five-Year Revolving Credit Facility    February 2005     US Holdings            1,400         474         926           --
                                                                              -------      ------      ------       ------
      Total                                                                   $ 2,550      $  596      $1,804       $  150
                                                                              =======      ======      ======       ======

      In October 2002, US Holdings, Oncor and TXU Energy borrowed approximately $2.6 billion in cash against their available credit facilities, the total of which represented the remaining availability after $549 million was used to support outstanding letters of credit at that time. Of the borrowings, $800 million was repaid in November 2002 upon expiration of certain facilities. These funds and other available cash were used, in part, to repay outstanding commercial paper upon maturity. As of December 31, 2002, the remaining facilities were fully drawn and were reflected in notes payable-banks on the balance sheet. Excess cash of approximately $1.5 billion at December 31, 2002, was invested in liquid short-term marketable securities earning current market rates.

      In October 2002, Oncor entered into a commitment for a secured credit facility of up to $1 billion. The facility was intended to fund interim refinancings of approximately $700 million of maturing secured debt should market conditions not support a timely, cost effective refinancing. The balance was to be available for general corporate purposes at Oncor. In December 2002, Oncor issued $850 million of senior secured notes, reducing the commitment to $150 million. Oncor subsequently converted the commitment to a $150 million 364-day senior secured credit facility, expiring in December 2003, all of which was available at December 31, 2002.

      In April 2002, US Holdings, TXU Energy and Oncor entered into the joint $1.0 billion 364-day revolving credit facility with a group of banks that terminates in April 2003; borrowings outstanding at any time can be extended for one year. This facility is used for working capital and general corporate purposes. Up to $1.0 billion of letters of credit may be issued under the facility.

      In the second quarter of 2002, each of TXU Energy and Oncor began issuing commercial paper to fund its short-term liquidity requirements. The commercial paper programs allowed each of TXU Energy and Oncor to issue up to $2.4 billion and $1.0 billion of commercial paper, respectively. The credit facilities provided back-up for the commercial paper issuances. The TXU Corp. commercial paper program was discontinued in July 2002, and at that time, TXU Corp. was removed as a borrower under the $1.4 billion five-year revolving credit facility. As of December 31, 2002, there was no outstanding commercial paper under these programs. In October 2002, US commercial paper markets became inaccessible to US Holdings, TXU Energy and Oncor. Commercial paper borrowings are expected to resume as market concerns regarding the liquidity of US Holdings and its subsidiaries are mitigated.

      With respect to the 364-day revolving credit facility in the above table, US Holdings is pursuing various alternatives for renewing this facility. US Holdings has the option under the agreement of converting the outstanding borrowings at expiration to a 364-day term loan.

      Sale of Receivables -- Certain subsidiaries of TXU Corp. sell trade accounts receivable to TXU Receivables Company, a wholly owned bankruptcy remote subsidiary of TXU Corp., which sells undivided interests in accounts receivable it purchases to financial institutions. As of December 31, 2002, TXU Energy (through certain subsidiaries), Oncor and TXU Gas are qualified originators of accounts receivable under the program. TXU Receivables Company may sell up to an aggregate of $600 million in undivided interests in the receivables purchased from the originators under the program. As of December 31, 2002, $1.14 billion face amount of US Holdings' receivables were sold to TXU Receivables Company under the program in exchange for cash of $368 million and $744 million in subordinated notes, with $29 million of losses on sales for the year ended December 31, 2002 that principally represents the interest costs on the underlying financing. These losses approximated 5% of the cash proceeds from the sale of undivided interests in accounts receivable on an annualized basis. Funding under the program decreased from $579 million at September 30, 2002 to $368 million at December 31, 2002, primarily due to billing and collection delays arising from new systems and processes in TXU Energy and ERCOT for clearing customers switching and billing data, as well as seasonality of the business.

      Upon termination, cash flows to the originators would be delayed as collections of sold receivables would be used by TXU Receivables Company to repurchase the undivided interests of the financial institutions instead of purchasing new receivables. The level of cash flows would normalize in approximately 16 to 31 days. TXU Business Services Company, a subsidiary of TXU Corp., services the purchased receivables and is paid a market based servicing fee by TXU Receivables Company. The subordinated notes receivable from TXU Receivables Company represent US Holdings' subsidiaries' retained interests in the transferred receivables and are recorded at book value, net of allowances for bad debts, which approximates fair value due to the short-term nature of the subordinated notes, and are included in accounts receivable in the consolidated balance sheet.

      In October 2002, the program was amended to extend the program to July 2003, to provide for reserve requirement adjustments as the quality of the portfolio changes and to provide for adjustments to reduce receivables in the program by the related amounts of customer deposits held by originators. In February 2003, the program was further amended to allow receivables that are 31-90 days past due into the program.

      Contingencies Related to Receivables Program -- Although TXU Receivables Company expects to be able to pay its subordinated notes from the collections of purchased receivables, these notes are subordinated to the undivided interests of the financial institutions in those receivables, and collections might not be sufficient to pay the subordinated notes. The program may be terminated if either of the following events occurs:

      1) the credit rating for the long-term senior debt securities of all originators and the parent guarantor, if any, declines below BBB- by Standard & Poor's (S&P) or Baa3 by Moody's; or
      2) the delinquency ratio (delinquent for 31 days) for the sold receivables, the default ratio (delinquent for 91 days or deemed uncollectible), the dilution ratio (reductions for discounts, disputes and other allowances) or the days collection outstanding ratio exceed stated thresholds.

      The delinquency and dilution ratios exceeded the relevant thresholds at various times during 2002 and in January 2003, but waivers were granted. These ratios were affected by issues related to the transition to deregulation. Certain billing and collection delays arose due to implementation of new systems and processes within TXU Energy and ERCOT for clearing customer switching and billing data. The resolution of these issues as well as the implementation of new POLR rules by the Commission (see Note 14) are expected to bring the ratios in consistent compliance with the program.

      Under the receivables sale program, all originators are required to maintain a 'BBB-' (S&P) and a 'Baa3' (Moody's) rating or better (or supply a parent guarantee with a similar rating). A downgrade below the required ratings for an originator would prevent that originator from selling its accounts receivable under the program. If all originators are downgraded so that there are no eligible originators, the facility would terminate.

      The accounts receivable program also contains a cross-default provision with a threshold of $50 million applicable to each of the originators under the program. TXU Receivables Company and TXU Business Services Company each have a cross-default threshold of $50 thousand. If either an originator, TXU Business Services Company or TXU Receivables Company defaults on indebtedness of the applicable threshold, the facility could terminate.


6.    LONG-TERM DEBT

US Holdings' long-term debt consists of the following:

Entity                                                                                          December 31,
------                                                                                       --------------------
                                                                                               2002         2001
TXU Energy                                                                                     ----         ----
----------
  Pollution Control Revenue Bonds:
    Brazos River Authority:
    1.390% Floating Taxable Series 1993 due June 1, 2023(c)..........................       $    44      $    69
    4.900% Fixed Series 1994A due May 1, 2029(b).....................................            39           39
    5.400% Fixed Series 1994B due May 1, 2029(b).....................................            39           39
    5.400% Fixed Series 1995A due April 1, 2030(b)...................................            50           50
    5.050% Fixed Series 1995B due June 1, 2030(b)....................................           118          118
    4.800% Fixed Series 1999A due April 1, 2033(b)...................................           111          111
    1.150% Floating Series 1999B due September 1, 2034(c)............................            16           16
    1.450% Floating Series 1999C due March 1, 2032(c)................................            50           50
    4.950% Fixed Series 2001A due October 1, 2030(b).................................           121          121
    4.750% Fixed Series 2001B due May 1, 2029(b).....................................            19           19
    5.750% Fixed Series 2001C due May 1, 2036(b).....................................           274          274
    4.250% Fixed Series 2001D due May 1, 2033(b).....................................           271          271
    1.940% Floating Taxable Series 2001E due December 31, 2036.......................            --           36
    1.700% Floating Taxable Series 2001F due December 31, 2036(c)....................            39           39
    1.700% Floating Taxable Series 2001G due December 31, 2036(c)....................            72           72
    1.470% Floating Taxable Series 2001H due December 31, 2036(c)....................            31           31
    1.420% Floating Taxable Series 2001I due December 31, 2036(c)....................            63           63
    1.650% Floating Series 2002A due May 1, 2037(a)..................................            61           --

    Sabine River Authority of Texas:
    6.450% Fixed Series 2000A due June 1, 2021.......................................            51           51
    5.500% Fixed Series 2001A due May 1, 2022(b).....................................            91           91
    5.750% Fixed Series 2001B due May 1, 2030(b).....................................           107          107
    4.000% Fixed Series 2001C due May 1, 2028(b).....................................            70           70
    1.700% Floating Taxable Series 2001D due December 31, 2036(c)....................            12           12
    1.470% Floating Taxable Series 2001E due December 31, 2036(a)....................            45           45

    Trinity River Authority of Texas:
    4.900% Fixed Series 2000A due May 1, 2028(b).....................................            14           14
    5.000% Fixed Series 2001A due May 1, 2027(b).....................................            37           37

    Other:
    7.000% Fixed Senior Notes - TXU Mining Company LLP due May 1, 2003...............            72          125
    3.410% Floating Rate Debentures due May 20, 2003.................................            --        1,500
    6.875% Fixed Senior Notes - TXU Mining Company LLP due August 1, 2005............            30          100
    9.000% Fixed Exchangeable Subordinated Notes due November 22, 2012...............           750           --
    Capital Lease obligations........................................................            10           --
    Other............................................................................             8            8
    Unamortized premium and discount.................................................          (264)          (1)
                                                                                           -----------  -----------
        Total TXU Energy.............................................................         2,451        3,577
                                                                                           -----------  -----------
TXU US Holdings
---------------
    7.170% Fixed Senior Debentures due August 1, 2007................................            10           10
    9.556% Fixed Notes due in bi-annual installments through December 4, 2019........            73           75
    8.254% Fixed Notes due in quarterly installments through December 31, 2021.......            68           70
    2.507% Floating Rate Junior Subordinated Debentures, Series D due January 30,
    2037(a)..........................................................................             1            1
    8.175% Fixed Junior Subordinated Debentures, Series E due January 30, 2037.......             8            8
                                                                                           -----------  -----------
        Total TXU US Holdings .......................................................           160          164
                                                                                          -----------  -----------


                                                                                                 December  31,
                                                                                             -------------------
                                                                                               2002         2001
                                                                                               ----        -----
Oncor
-----
    9.320% Fixed Medium Term Secured Notes due January 15, 2002......................            --           10
    9.680% Fixed Medium Term Secured Notes due February 25, 2002.....................            --           20
    9.700% Fixed Medium Term Secured Notes due March 1, 2002.........................            --           25
    6.470% Fixed Medium Term Secured Notes due November 13, 2002.....................            --            3
    6.560% Fixed Medium Term Secured Notes due November 20, 2002.....................            --           10
    6.580% Fixed Medium Term Secured Notes due November 20, 2002.....................            --            5
    9.530% Fixed Medium Term Secured Notes due January 30, 2003......................             4            4
    9.700% Fixed Medium Term Secured Notes due February 28, 2003.....................            11           11
    8.125% Fixed First Mortgage Bonds due February 1, 2002...........................            --          150
    8.000% Fixed First Mortgage Bonds due June 1, 2002...............................            --          147
    6.750% Fixed First Mortgage Bonds due March 1, 2003..............................           132          194
    6.750% Fixed First Mortgage Bonds due April 1, 2003..............................            69           95
    2.426% Floating Rate Series C First Mortgage Bonds due June 15, 2003.............            --          400
    8.250% Fixed First Mortgage Bonds due April 1, 2004..............................           100          100
    6.250% Fixed First Mortgage Bonds due October 1, 2004............................           121          121
    6.750% Fixed First Mortgage Bonds due July 1, 2005...............................            92           92
    8.875% Fixed First Mortgage Bonds due February 1, 2022...........................            --          112
    7.875% Fixed First Mortgage Bonds due March 1, 2023..............................           224          224
    8.750% Fixed First Mortgage Bonds due November 1, 2023...........................           103          103
    7.875% Fixed First Mortgage Bonds due April 1, 2024..............................           133          133
    8.500% Fixed First Mortgage Bonds due August 1, 2024.............................            --          115
    7.625% Fixed First Mortgage Bonds due July 1, 2025...............................           215          215
    7.375% Fixed First Mortgage Bonds due October 1, 2025............................           178          178
    6.375% Fixed Senior Secured Notes due May 1, 2012................................           700           --
    7.000% Fixed Senior Secured Notes due May 1, 2032................................           500           --
    6.375% Fixed Senior Secured Notes due January 15, 2015...........................           500           --
    7.250% Fixed Senior Secured Notes due January 15, 2033...........................           350           --
    5.000% Fixed Debentures due September 1, 2007....................................           200           --
    7.000% Fixed Debentures due September 1, 2022....................................           800           --
    Unamortized premium and discount and fair value adjustments......................           (33)         (15)
                                                                                           -----------  -----------
        Total Oncor .................................................................         4,399        2,452
                                                                                           -----------  -----------
    Total US Holdings Consolidated...................................................         7,010        6,193

    Less amount due currently........................................................           397          374
                                                                                           -----------  -----------
    Total Long-Term Debt.............................................................       $ 6,613      $ 5,819
                                                                                           ===========  ===========

    NOTES:
     (a)  Interest rates in effect at December 31, 2002.
     (b) These series are in the multiannual mode. These bonds are subject to mandatory tender prior to maturity on the mandatory remarketing date. On such date, a new interest rate and interest rate period will be reset for the bonds.
     (c) Interest rates in effect at December 31, 2002. These series are in a flexible or weekly rate mode and are supported by an irrevocable letter of credit. Series in the flexible mode will be remarketed for periods of less than 270 days.

      In February 2003, Oncor gave notice of its intent to redeem on March 5, 2003, all ($103 million principal amount) of its First Mortgage and Collateral Trust Bonds, 8 3/4% Series due November 1, 2023, at 104.01% of the principal amount thereof, plus accrued interest to the redemption date. The notice is subject to receipt of the redemption funds by the trustee on or before the redemption date.

      In December 2002, Oncor issued $850 million principal amount of its senior secured notes in two series in a private placement with registration rights. One series of $500 million bears interest at the annual rate of 6.375% and matures in 2015, and the other series of $350 million bears interest at the annual rate of 7.250% and matures in 2033. Each series is initially secured by a lien on an equal principal amount of Oncor's first mortgage bonds and the lien of the indenture under which the senior secured notes were issued; however, the lien of those bonds may be released in certain circumstances. The net proceeds were used by Oncor for the repurchase and retirement of $61 million principal amount of Oncor's 6.75% First Mortgage Bonds due in March 2003 and the defeasance of the remaining $133 million principal amount, and the repurchase and retirement of $25 million principal amount of Oncor's 6.75% First Mortgage Bonds due April 2003 and the defeasance of the remaining $70 million principal amount. The remaining net proceeds were used for general corporate purposes, including the repayment of short-term advances from affiliates. The short-term advances represented amounts previously borrowed to redeem $400 million principal amount of Oncor's First Mortgage Bonds floating rate Series C due June 15, 2003.

      The defeasance amounts (approximately $210 million at December 31, 2002) were deposited with the trustee for such bonds with irrevocable instructions from Oncor to apply such deposited proceeds to the payment of principal and interest on such bonds through maturity or the earliest redemption date. These deposits are reflected in restricted cash on the balance sheet.

      In August 2002, Oncor issued $1.0 billion aggregate principal amount of unsecured debentures in two series in a private placement with registration rights. One series of $200 million is due September 1, 2007 and bears interest at the rate of 5%, and the other series of $800 million is due September 1, 2022, and bears interest at the rate of 7%. Proceeds from the issuance were used by Oncor to repay advances from affiliates and commercial paper.

      In August 2002, Oncor redeemed all of its 8.5% First Mortgage Bonds due August 1, 2024 and all of its 8.875% First Mortgage Bonds due February 1, 2022 in aggregate principal amounts of $115 million and $112 million, respectively. In June 2002, Oncor redeemed all of its 8% First Mortgage Bonds due June 1, 2002 in the aggregate principal amount of $147 million, and in February 2002, Oncor redeemed all of its 8.125% First Mortgage Bonds due February 1, 2002 in the aggregate principal amount of $150 million. In July 2002, TXU Energy redeemed at par the remaining $635 million principal amount of its floating rate debentures due May 20, 2003. Oncor and TXU Energy funded the redemptions through the issuance of commercial paper, advances from affiliates and cash from operations.

      In May 2002, Oncor issued $1.2 billion aggregate principal amount of senior secured notes in two series in a private placement with registration rights. One series of $700 million is due May 1, 2012, and bears interest at the annual rate of 6.375%, and the other series of $500 million is due May 1, 2032 and bears interest at the annual rate of 7%. Each series is initially secured by an equal principal amount of Oncor's first mortgage bonds; however, the lien of those bonds may be released in certain circumstances. Proceeds from the issuance were used by Oncor to repay advances from US Holdings. US Holdings used the repayments from Oncor to repay advances from TXU Energy and TXU Corp. TXU Energy used the repayments to redeem $865 million principal amount of floating rate debentures due May 20, 2003.

      Also in May 2002, the Brazos River Authority issued $61 million principal amount of weekly reset floating rate pollution control revenue refunding bonds for TXU Energy, the proceeds of which were used to refund a similar principal amount of pollution control revenue bonds.

      During the first quarter of 2002, TXU Mining Company LP redeemed $70 million of its 6.875% senior notes due 2005 and $53 million of its 7.0% senior notes due 2003.

      As of December 31, 2002, the aggregate secured long-term debt of US Holdings and its consolidated subsidiaries consisted of $3.4 billion of Oncor's first mortgage bonds and senior secured notes that are secured by a lien on substantially all of its tangible electric T&D property, and $15 million of various other long-term debt secured by liens on utility plant and other assets. US Holdings' long-term debt obligations are not guaranteed or secured by affiliates.

      2001 Debt Restructuring and Refinancing Plan -- On January 1, 2002,
US Holdings' business was restructured into a regulated T&D utility business and an unregulated energy business. In connection with the restructuring, the generation assets transferred to TXU Energy were released from the lien of US Holdings' mortgage. Upon transfer of the T&D assets to Oncor, Oncor assumed US Holdings' mortgage and the first mortgage bonds outstanding thereunder. Substantially all of Oncor's T&D assets are subject to liens under its mortgage indentures.

      Under the debt restructuring and refinancing plan, US Holdings' pollution control bond obligations were assumed by TXU Energy.

      The debt restructuring process resulted in an extraordinary charge of $97 million (net of income tax benefit of $52 million) in the fourth quarter of 2001. (See Note 3.) In connection with the refinancing, $73 million in additional pre-tax losses from the reacquisition of debt and trust securities was allocated to Oncor and was written off in the fourth quarter of 2001; the charge is reported in other deductions in the statement of income.

      The pollution control series variable rate debt of TXU Energy requires periodic remarketing. Because TXU Energy intends to remarket these obligations, and has the ability and intent to refinance if necessary, they have been classified as long-term debt.

      Exchangeable Subordinated Debt -- In November 2002, TXU Energy issued $750 million of exchangeable subordinated notes in a private placement. The notes will mature in November 2012, bear interest at the annual rate of 9% and permit the deferral of interest payments. TXU Corp. has granted the holders the right to exchange the notes for TXU Corp. common stock. The notes currently may be exchanged, subject to certain restrictions, at any time for up to approximately 57 million shares of TXU Corp. common stock at an exercise price of $13.1242 per share. The number of shares of TXU Corp. common stock that may be issuable upon the exercise of the exchange right is determined by dividing the principal amount of notes to be exchanged by the exercise price. The exercise price and the number of shares to be issued are subject to anti-dilution adjustments. The proceeds from the issuance of the notes were used for the repayment of two standby credit facilities that expired in November 2002. TXU Energy has recognized a capital contribution from TXU Corp. and a corresponding discount on the notes of $266 million, for the value of the exchange right as TXU Corp. granted an irrevocable right to exchange the notes for shares of TXU Corp. common stock. This discount amount is being amortized to interest expense over the term of the debt. (The unamortized balance was $264 million as of December 31, 2002.) As a result, the effective interest rate on the notes is 16.2%. At the time of any exchange of the notes for common stock, the unamortized discount will be proportionately written off as a charge to earnings.

      The exchangeable notes are subordinated in bankruptcy to all other TXU Energy obligations. TXU Energy has the right until May 2003 to require the holders of the notes to exchange their interest in the notes for a preferred equity interest in TXU Energy with economic and other terms substantially identical to the notes. The original purchasers of the notes have the right to nominate one member to the board of directors of TXU Corp., and such member has been appointed to fill a vacancy. This right exists so long as the original purchasers hold at least 30% of their original investment in the form of common stock and/or notes, but no later than November 2012 or, if later, the date no notes remain outstanding. The holders of the notes are restricted from actions that would increase their control of TXU Corp. TXU Energy and the holders characterize the notes as preferred equity interests for federal and state income tax purposes with the result that TXU Energy is treated as a partnership.

      Maturities -- Sinking fund and maturity requirements for all long-term debt instruments, excluding capital lease obligations, in effect at December 31, 2002, were as follows:

  Year
  ----
  2003.........................................................    $ 396
  2004.........................................................      225
  2005.........................................................      127
  2006.........................................................        6
  2007 ........................................................      216
  Thereafter...................................................    6,327
  Unamortized premium and discount and fair value adjustments..     (297)
  Capital lease obligations....................................       10
                                                                  ------
      Total....................................................   $7,010
                                                                  ======

      Financial Covenants, Credit Rating Provisions and Cross-Default
Provisions -- The terms of certain financing arrangements of US Holdings and its consolidated subsidiaries contain financial covenants that require maintenance of specified fixed charge coverage ratios, shareholders' equity to total capitalization ratios and leverage ratios and/or contain minimum net worth covenants. TXU Energy's exchangeable subordinated notes also limit its incurrence of additional indebtedness unless a leverage ratio and interest coverage test are met on a pro forma basis. As of December 31, 2002, US Holdings and its subsidiaries were in compliance with all such applicable covenants.

      Certain financing and other arrangements of US Holdings and its subsidiaries contain provisions that are specifically affected by changes in credit ratings and also include cross-default provisions. The material provisions are described below.

      Other agreements of US Holdings and its subsidiaries, including some of the credit facilities discussed above, contain terms pursuant to which the interest rates charged under the agreements may be adjusted depending on the credit ratings of US Holdings or its subsidiaries.

      Cross-Default Provisions

      Certain financing arrangements of US Holdings and its subsidiaries contain provisions that would result in an event of default if there is a failure under other financing arrangements to meet payment terms or to observe other covenants that would result in an acceleration of payments due. Such provisions are referred to as "cross-default" provisions. Most agreements have a cure period of up to 30 days from the occurrence of the specified event during which the company is allowed to rectify or correct the situation before it becomes an event of default.

      A default by US Holdings or any subsidiary thereof on financing arrangements of $50 million or more would result in a cross default under the $1.0 billion joint US Holdings/TXU Energy/Oncor 364-day revolving credit facility, the $1.4 billion US Holdings 5-year revolving credit facility, two letter of credit back-up facilities ($68.1 million and $54.2 million currently outstanding) and the $103 million TXU Mining Company LP senior notes (which have a $1 million threshold). Under the joint US Holdings/TXU Energy/Oncor $1.0 billion 364-day revolving credit facility, a default by TXU Energy or any subsidiary thereof would cause the maturity of outstanding balances under such facility to be accelerated as to TXU Energy and US Holdings, but not as to Oncor. Also, under this credit facility, a default by Oncor or any subsidiary thereof would cause the maturity of outstanding balances to be accelerated under such facility as to Oncor and US Holdings, but not as to TXU Energy. Further, under this credit facility, a default by US Holdings would cause the maturity of outstanding balances under such facility to be accelerated as to US Holdings, but not as to Oncor or TXU Energy. Under the Oncor $150 million credit facility, a default by Oncor or any subsidiary thereof would cause the maturity of outstanding balances under such facility to be accelerated.

7. US HOLDINGS OBLIGATED, MANDATORILY REDEEMABLE, PREFERRED SECURITIES OF SUBSIDIARY TRUSTS HOLDING SOLELY JUNIOR SUBORDINATED DEBENTURES OF US HOLDINGS (TRUST SECURITIES)

      Statutory business trusts had been established as wholly owned financing subsidiaries (Trusts) of US Holdings for the purpose of issuing trust securities and holding Junior Subordinated Debentures issued by US Holdings (Debentures). The only assets of each Trust were Debentures of US Holdings having a principal amount set forth under "Trust Assets" in the table below. The interest on Trust assets matched the distributions on the Trust Securities. Each Trust used interest payments received on the Debentures it held to make cash distributions on the Trust Securities it had issued.

      The Trust Securities were subject to mandatory redemption upon payment of the Debentures at maturity or upon redemption. The Debentures were subject to redemption, in whole or in part at the option of US Holdings, at 100% of their principal amount plus accrued interest, after an initial period during which they could not be redeemed and at any time upon the occurrence of certain events. The carrying value of the Trust Securities was increased periodically to equal the redemption amounts at the mandatory redemption dates with a corresponding increase in Trust Securities distributions.

      In December 2001, in connection with the restructuring and refinancing plans of US Holdings to comply with the 1999 Restructuring Legislation, the TXU Electric Capital I and Capital III Trust Securities, with liquidation preferences of $25 per unit, were redeemed for $141 million and $194 million, respectively. In addition, US Holdings redeemed $99 million of the $100 million of outstanding TXU Electric Capital IV Trust Securities and $392 million of the $400 million outstanding amount of its TXU Electric Capital V Trust Securities, both of which had a liquidation preference of $1,000 per unit. Following the completion of the redemption, the Capital IV and V Trusts were liquidated. The capital securities held by the security holders were refinanced by proceeds of junior subordinated debentures of US Holdings, which are classified on the balance sheet as other long-term debt.

      The statutory business trust subsidiaries of US Holdings had Trust Securities outstanding and Trust Assets as follows at December 31:

                                      Trust Securities
                              -------------------------------------------------        Trust Assets
                                     Units (OOO's)                Amount                  Amount              Maturity
                               ----------------------     ---------------------    -----------------------     -------
                               2002     2001     2000     2002    2001     2000     2002      2001     2000
                               ----     ----     ----     ----    ----     ----     ----      ----     ----
TXU Electric Capital I
   (8.25% Series)........        -        -     5,871       -      -      $ 141       -          -     $ 155    2030
TXU Electric Capital III
   (8.00% Series)........        -        -     8,000       -      -        194       -          -       206    2035
TXU Electric Capital IV
   (Floating Rate Trust
    Securities)..........        -        -       100       -      -         98       -          -       103    2037
TXU Electric Capital V
   (8.175% Series).......        -        -       400       -      -        396       -          -       412    2037
                               ---      ---    ------     ---    ---      -----     ---        ---     -----
   Total ................        -        -    14,371       -      -      $ 829       -          -     $ 876
                               ---      ---    ------     ---    ---      -----     ----       ---     -----

8.    PREFERRED STOCK

                                         Shares Outstanding               Amount
                                            December 31,               December 31,       Redemption Price Per Share
                                            2002 and 2001             2002 and 2001           December 31, 2002
                                         -----------------------     ---------------       -------------------------
                                          (thousands of shares)

Not Subject to Mandatory Redemption:
------------------------------------
US Holdings (a):
$4.00 to $5.08 dividend rate series..          379                 $ 38                   $101.79 to $112.00
$7.98 series.........................          261                   26                       (c)
$7.50 series (b).....................          308                   30                       (c)
$7.22 series (b).....................          221                   21                       (c)
                                                                   ----
     Total...........................                              $115
                                                                   ====

Subject to Mandatory Redemption:
--------------------------------
US Holdings (a):
$6.98 series.........................          107                 $ 11                       (d)
$6.375 series........................          100                   10                       (d)
                                                                   ----
     Total...........................                              $ 21
                                                                   ====

-----------------
 (a) Cumulative, without par value, entitled upon liquidation to $100 per share; 17,000,000 total shares authorized.
 (b) The preferred stock series is the underlying preferred stock for depositary shares that were issued to the public. Each depositary share, at $25 per share, represents one quarter of a share of underlying preferred stock.
 (c)  Not redeemable at December 31, 2002.
 (d) US Holdings was required to redeem at a price of $100 per share plus accumulated dividends a specified minimum number of shares annually or semi-annually. As of December 31, 2002, US Holdings has met its sinking fund requirements on these securities and has no further mandatory redemption requirements. US Holdings may annually call for redemption, at its option, an aggregate of up to twice the number of shares shown below for each series at a price of $100 per share plus accumulated dividends on the following dates.

                             Redeemable
             Series           Shares                Date of Redemption
             -----------------------------          ------------------
             $  6.980     50,000 annually                 July 1
             $  6.375     50,000 annually                October 1

     The carrying value of preferred stock subject to mandatory redemption is being increased periodically to equal the redemption amounts at the mandatory redemption dates with a corresponding increase in preferred stock dividends.


      The holders of preferred stock have no voting rights except for changes to the articles of incorporation that would change the rights or preferences of such stock, authorize additional shares of stock or create an equal or superior class of stock. They have the right to vote for the election of directors only while certain dividend arrearages exist. The holders of preferred trust securities have no voting rights.

9.    SHAREHOLDERS' EQUITY

      US Holdings issued 1,695,262 shares of its common stock to TXU Corp. on January 1, 2002 in connection with the transfer of businesses described in Note 1 under "Business Restructuring." Such share issuance has been reflected retroactively to the beginning period presented as discussed in Note 2 under "Basis of Presentation."

      On March 6, 2002, US Holdings declared a cash dividend of $250 million which was paid to TXU Corp. on April 1, 2002. On May 8, 2002, US Holdings declared cash dividends of $177 million and $250 million which were paid to TXU Corp. on May 17, 2002, and July 1, 2002, respectively. On August 7, 2002, US Holdings declared a cash dividend of $250 million which was paid to TXU Corp. on October 1, 2002. On November 15, 2002, US Holdings declared a cash dividend of $250 million which was paid to TXU Corp. on January 2, 2003.

      The mortgage of Oncor restricts Oncor's payment of dividends to the amount of its retained earnings. At December 31, 2002, there were no restrictions on the payment of dividends under these provisions.

10.   INCOME TAXES

      The components of income tax expense (benefit) are as follows:

                                                                                     Year Ended December 31,
                                                                                 ------------------------------
                                                                                  2002        2001        2000
                                                                                  ----        ----        ----
      Current:
        US Federal....................................................            $132        $482       $185
        State.........................................................               3          41         13
        Non-US........................................................               1          (5)         1
                                                                                  ----        ----       ----
             Total....................................................             136         518        199
                                                                                  ----        ----       ----
      Deferred:
        US Federal....................................................              83         (95)       182
        State.........................................................               4          (3)       (20)
        Non-US........................................................              (1)         (1)         -
                                                                                  ----        ----       ----
             Total....................................................              86         (99)       162
                                                                                  ----        ----       ----
       Investment tax credits.........................................             (26)        (23)       (23)
                                                                                  ----        ----       ----
             Total....................................................            $196        $396       $338
                                                                                  ====        ====       ====

      Reconciliation of income taxes computed at the US federal statutory rate to income tax expense:

                                                                                       Year Ended December 31,
                                                                                  -------------------------------
                                                                                  2002         2001        2000
                                                                                  ----         ----        ----
Income  before income taxes and extraordinary loss........................       $ 691      $1,267       $1,125
                                                                                 -----      ------       ------

Income taxes (benefit) at the  federal statutory rate of 35%..............       $ 242      $  443       $  394

   Depletion allowance....................................................         (25)        (25)         (24)
   Amortization of investment tax credits.................................         (26)        (23)         (23)
   Amortization  (under regulatory accounting) of statutory rate changes..          (8)         (7)          (9)
   State income taxes, net of federal tax benefit.........................           5          25           (6)
   Other..................................................................           8         (17)           6
                                                                                 -----      ------       ------
Income tax expense........................................................       $ 196      $  396       $  338
                                                                                 =====      ======       ======

Effective tax rate (on income before preferred stock dividends
   of subsidiaries).......................................................         28%         31%           30%


      Deferred income taxes provided by the liability method for significant temporary differences based on tax laws in effect at December 31, 2002 and 2001 balance sheet dates are as follows:

                                                                                 December 31,
                                                    ---------------------------------------------------------------------
                                                                 2002                                  2001
                                                     ---------------------------------    -------------------------------
                                                      Total     Current     Noncurrent     Total     Current   Noncurrent
                                                      -----     -------     ----------     -----     -------   ----------
Deferred Tax Assets
  Unamortized investment tax credits............    $  172        $  -       $  172         $ 181       $  -     $  181
  Impairment of assets..........................       133           -          133           135          -        135
  Regulatory disallowance.......................        80           -           80            93          -         93
  Alternative minimum tax.......................       417           -          417           343          -        343
  Regulatory liability..........................        60           -           60           124          -        124
  Employee benefits.............................       174           -          174           144          -        144
  Other.........................................       282          65          217           159         85         74
                                                    ------       -----       ------         -----       ----     ------
        Total deferred federal income tax asset.     1,318          65        1,253         1,179         85      1,094
                                                    ------       -----       ------         -----       ----     ------
    Deferred state income taxes.................         2          -             2            13         -          13
                                                    ------       -----       ------         -----       ----     ------
        Total deferred income tax asset.........    $1,320       $  65       $1,255        $1,192       $ 85     $1,107
                                                    ------       -----       ------        ------       ----     ------

Deferred Tax Liabilities
    Depreciation differences and capitalized
      construction costs........................    $3,684       $   -       $3,684        $3,620       $ -     $3,620
    Redemption of long-term debt................        44           -           44            40         -         40
    Securitizable regulatory asset..............       571           -          571           633         -        633
    Other.......................................       170           -          170           120         -        120
                                                    ------       -----       ------        ------       ---     ------
        Total deferred federal income
          tax liability.........................     4,469           -        4,469         4,413         -      4,413
    Deferred state income taxes.................        13           -           13            25         -         25
                                                    ------       -----       ------        ------      ----     ------
        Total deferred income tax liability.....     4,482           -        4,482         4,438         -      4,438
                                                    ------       -----       ------        ------      ----     ------
    Net Deferred Income Tax Liability(Asset)....    $3,162       $ (65)      $3,227        $3,246      $(85)    $3,331
                                                    ======       =====       ======        ======      ====     ======

      At December 31, 2002, US Holdings had approximately $417 million of alternative minimum tax credit carryforwards available to offset future tax payments.

      The tax effect of the components included in accumulated other comprehensive income for the year ended December 31, 2002, was a net benefit of $109 million.

     TXU Corp.'s income tax returns are subject to examination by applicable tax authorities. The Internal Revenue Service (IRS) is currently examining the tax years ended 1993 through 1997 for certain of TXU Corp.'s subsidiaries and 1994 through 1996 for other subsidiaries. In management's opinion, an adequate provision has been made for any future taxes that may be owed as a result of any examination. To the extent that adjustments to income tax accounts of acquired businesses for periods prior to their acquisition are required as a result of an examination, the adjustment will be added to or deducted from goodwill.

11.   RETIREMENT PLANS AND OTHER POSTRETIREMENT BENEFITS

      US Holdings is a participating employer in the TXU Retirement Plan (Retirement Plan), a defined benefit pension plan sponsored by TXU Corp. The Retirement Plan is a qualified pension plan under Section 401(a) of the Internal Revenue Code of 1986, as amended (Code), and is subject to the provisions of the Employee Retirement Income Security Act of 1974, as amended (ERISA). Employees are eligible to participate in the Retirement Plan upon their completion of one year of service and the attainment of age 21. All benefits are funded by the participating employers. The Retirement Plan provides benefits to participants under one of two formulas: (i) a cash balance formula under which participants earn monthly contribution credits based on their compensation and years of service, plus monthly interest credits, or (ii) a traditional defined benefit formula based on years of service and the average earnings of the three years of highest earnings.

      All eligible employees hired after January 1, 2002 participate under the cash balance formula. Certain employees who, prior to January 1, 2002, participated under the traditional defined benefit formula, continue their participation under that formula. Under the cash balance formula, future increases in earnings will not apply to prior service costs. It is TXU Corp.'s policy to fund the plans on a current basis to the extent deductible under existing federal tax regulations. Such contributions, when made, are intended to provide not only for benefits attributed to service to date, but also those expected to be earned in the future.

      The allocated net periodic pension cost (benefit) applicable to US Holdings was ($4) million for 2002, ($21) million for 2001 and ($22) million for 2000. Estimated accrued pension cost applicable to US Holdings as of December 31, 2002 and 2001 was $99 million and $52 million, respectively. Contributions were $9 million, $2 million and $1 million in 2002, 2001 and 2000, respectively. The amounts provided represent allocations of the TXU Corp. Retirement Plan to US Holdings.

      In addition, US Holdings' employees are eligible to participate in a qualified savings plan, the TXU Thrift Plan (Thrift Plan). This plan is a participant-directed defined contribution profit sharing plan qualified under
Section 401(a) of the Code, and is subject to the provisions of ERISA. The Thrift Plan includes an employee stock ownership component. Under the terms of the Thrift Plan, as amended effective January 1, 2002, employees who do not earn more than the IRS threshold compensation limit used to determine highly compensated employees may contribute, through pre-tax salary deferrals and/or after-tax payroll deductions, the maximum amount of their salary or wages permitted under law. Employees who earn more than such threshold may contribute from 1% to 16% of their regular salary or wages. Employer matching contributions are also made in an amount equal to 100% of employee contributions up to 6% of regular salary or wages for employees who participate under the cash balance formula of the Retirement Plan, and 75% of employee contributions up to 6% of regular salary or wages for employees who participate under the traditional defined benefit formula of the Retirement Plan. Employer matching contributions are invested in TXU Corp. common stock. Contributions to the Thrift Plan by TXU Corp. aggregated $30 million for 2002, $16 million for 2001 and $15 million for 2000. US Holdings' portion of such contributions was $22 million in 2002, $12 million in 2001 and $11 million in 2000.

      In addition to the Retirement Plan and the Thrift Plan, US Holdings participates with TXU Corp. and certain other affiliated subsidiaries of TXU Corp. to offer certain health care and life insurance benefits to eligible employees and their eligible dependents upon the retirement of such employees. For employees retiring on or after January 1, 2002, the retiree contributions required for such coverage vary based on a formula depending on the retiree's age and years of service. The estimated net periodic postretirement benefits cost other than pensions applicable to US Holdings was $62 million for 2002, $52 million for 2001 and $50 million for 2000. Contributions paid by US Holdings to fund postretirement benefits other than pensions were $39 million, $37 million and $33 million in 2002, 2001 and 2000, respectively.


12. FAIR VALUE OF FINANCIAL INSTRUMENTS

      The carrying amounts and related estimated fair values of US Holdings' significant financial instruments were as follows:

                                                                          December 31, 2002      December 31, 2001
                                                                          -----------------      ----------------
                                                                          Carrying     Fair      Carrying    Fair
                                                                          Amount       Value      Amount    Value
                                                                         ---------     -----     --------   -----
On balance sheet liabilities:
  Long-term debt (including current maturities)*................        $7,000      $7,343     $6,193      $6,277
  Preferred stock subject to mandatory redemption...............            21          15         21          21

 Off balance sheet liabilities:
  Financial guarantees..........................................            --          84         --          --

  *Excludes capital leases.

   With the implementation of SFAS No. 133, on January 1, 2001, financial instruments that are derivatives are now recorded on the balance sheet at fair value.

   The carrying value of securities held in external trusts for nuclear decommissioning are based on quoted market prices. (See Note 4.) The remaining investments are not considered to be financial instruments and are recorded at cost.

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

      The fair value of the guarantees is based on the difference between the credit spread of the entity responsible for the underlying obligation and a financial counterparty applied, on a net present value basis, to the notional amount of the guarantee.

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

13.   DERIVATIVE FINANCIAL INSTRUMENTS

      During 2002, certain of US Holding's cash flow hedges related to anticipated sales from baseload generation became less effective due to changes in ERCOT market rules and conditions. US Holdings experienced total net hedge ineffectiveness related to these contracts of $41 million ($27 million after-tax) in 2002, which has been recognized as a charge to revenues. In 2001, US Holdings experienced net hedge ineffectiveness of $4 million ($3 million after-tax) recorded as a credit to revenues.

      As of December 31, 2002, the maximum length of time US Holdings had hedged its exposure to the variability of future cash flows for forecasted transactions, excluding the payment of variable interest on existing indebtedness, was two years. During 2002, US Holdings entered into certain cash flow hedges related to future forecasted interest payments. These hedges were terminated later in 2002, and $133 million ($86 million after-tax) was recorded as a charge to other comprehensive income. These losses are being amortized to earnings over a period of up to thirty years, as transactions are still forecasted.

      As of December 31, 2002, US Holdings expects that $80 million ($52 million after-tax) in other comprehensive loss will be recognized in earnings over the next twelve months. This amount represents the projected value of the hedges over the next twelve months relative to what would be recorded if the hedge transactions had not been entered into. The amount expected to be reclassified is not a forecasted loss incremental to normal operations, but rather it demonstrates the extent to which volatility in earnings (which would otherwise exist) is mitigated through the use of cash flow hedges. The following table summarizes balances currently recognized in other comprehensive loss by type of derivatives:


                                                              Other Comprehensive Loss
                                                            Year Ended December 31, 2002
                                                           -----------------------------
                                                           Treasury   Commodity    Total
                                                           --------   ---------    -----
  Dedesignated hedges (amounts fixed).................     $    86    $    24    $   110
  Hedges subject to market price fluctuations.........          --         40         40
                                                            ------     ------     ------
       Total..........................................     $    86    $    64    $   150
                                                            ======     ======     ======


14.   REGULATIONS AND RATES

      Restructuring Legislation -- The 1999 Restructuring Legislation restructured the electric utility industry in Texas and provided for a transition to increased competition in the generation and retail sale of electricity. Under the 1999 Restructuring Legislation, each electric utility was required to separate (unbundle) by January 1, 2002, its business activities into a power generation company (PGC), a REP, and a T&D utility or separate T&D utilities. Unbundled T&D utilities within ERCOT, such as Oncor, remain regulated by the Commission.

      Beginning January 1, 2002, REPs affiliated with T&D utilities began charging residential and small commercial customers located in their historical service territories rates that are 6% less than the rates that were in effect on January 1, 1999, as adjusted for fuel factor changes ("price-to-beat rate"). TXU Energy, as a REP affiliated with a T&D utility, may not charge prices to such customers that are different from the price-to-beat rate until the earlier of January 1, 2005, or the date on which 40% of the electricity consumed by customers in those respective customer classes is supplied by competing REPs. Thereafter, TXU Energy may offer rates different from the price-to-beat rate, but it must also continue to make the price-to-beat rate, adjusted for fuel factor changes, available for residential and small commercial customers until January 1, 2007. REPs must be certified by the Commission. TXU Energy has received appropriate REP certifications from the Commission.

      Also, beginning January 1, 2002, PGCs that are affiliated with T&D utilities may charge unregulated prices in connection with ERCOT wholesale power transactions. Estimated costs associated with PGC nuclear power plant decommissioning obligations continue to be recovered as a nonbypassable T&D charge over the life of the plant. Each affiliated PGC owning 400 megawatts or more of installed generating capacity must offer each year at auction entitlements to at least 15% of such capacity. The obligation of an affiliated PGC to sell capacity entitlements at auction continues until the earlier of January 1, 2007, or the date on which 40% of the electricity consumed by residential and small commercial customers of the PGC's affiliated REP is supplied by competing REPs. PGCs must be registered with the Commission. TXU Energy has filed appropriate PGC registrations with the Commission.

      The 1999 Restructuring Legislation also provided for the recovery of generation-related regulatory assets (regulatory assets) and generation-related and purchased power-related costs that are in excess of market value (stranded costs). It provided a means for electric utilities to mitigate stranded costs during the rate freeze period that preceded unbundling. Unmitigated stranded costs would be finally determined in a 2004 "true-up" proceeding relying principally upon market-based asset valuations. Regulatory assets and unmitigated stranded costs can be recovered through the issuance of transition (securitization) bonds or imposition of a competition transition charge.

      Further, a REP would also be required to reconcile and credit to its affiliated T&D utility (and the T&D utility to credit T&D customers), as a so-called retail clawback, any positive difference between the price-to-beat rate, reduced by the nonbypassable delivery charge, and the prevailing market price of electricity during the same time period to the extent the price-to-beat rate exceeded the market price of electricity. This reconciliation is not required for the applicable customer class if 40% of the electricity consumed by customers in that class is supplied by competing REPs before January 1, 2004. If a retail clawback reconciliation is required, the 1999 Restructuring Legislation provided that the amount credited cannot exceed an amount equal to the number of residential or small commercial customers served by a T&D utility that are buying electricity from the affiliated REP at the price-to-beat rate on January 1, 2004, minus the number of new customers obtained outside the historical service territory, multiplied by $150. (The calculation of this credit was altered for TXU Energy in connection with the settlement plan discussed below.)

      Regulatory Settlement Plan -- On December 31, 2001, US Holdings filed a settlement plan (Settlement Plan) with the Commission. It resolved all major pending issues related to US Holdings' transition to competition pursuant to the 1999 Restructuring Legislation. The settlement (Settlement) provided for in the Settlement Plan does not remove regulatory oversight of Oncor's business nor does it eliminate TXU Energy's price-to-beat rates and related fuel adjustments. The Settlement was approved by the Commission in June 2002. In August 2002, the Commission issued a financing order, pursuant to the Settlement Plan, authorizing the issuance of securitization bonds relating to recovery of regulatory assets. The Commission's order approving the Settlement Plan and the financing order were appealed by certain nonsettling parties to the Travis County, Texas, District Court in August 2002. In January 2003, US Holdings concluded a settlement of these appeals and they were dismissed. Thus the Settlement became final.

      The major elements of the Settlement are:

      Excess Mitigation Credit and Appeal Related to T&D Rates -- In 2002,
Oncor began implementing an excess stranded cost mitigation credit in the amount of $350 million, plus interest, applied over a two-year period as a reduction to T&D rates charged to REPs. In June 2001, the Commission had issued an interim order that addressed Oncor's charges for T&D service when retail competition would begin. Among other things, that interim order, and subsequent final order issued in October 2001, required Oncor to reduce rates over the period from 2002-2008. The Commission's decision was appealed by US Holdings to the Travis County, Texas, District Court. Finalization of the Settlement means US Holdings' appeal has been dismissed. Also, in July 2001, the staff of the Commission had notified US Holdings and the Commission that it disagreed with US Holdings' computation of the level of earnings in excess of the regulatory earnings cap for calendar year 2000. In August 2001, the Commission issued an order adopting the staff position. US Holdings appealed this matter to the Travis County, Texas, District Court, which affirmed the Commission's order and US Holdings then appealed that decision to the Third District Court of Appeals in Austin, Texas. This appeal has now been dismissed.

      Regulatory Asset Securitization -- In October 1999, US Holdings filed an application with the Commission for a financing order to permit the issuance by a special purpose entity of $1.65 billion of securitization bonds. In May 2000, the Commission signed an order rejecting such request and authorized only $363 million of such bonds. US Holdings filed an appeal with the Travis County, Texas, District Court and in September 2000, the Court issued a judgment that reversed part of the Commission's order and affirmed other aspects of the Commission's order. US Holdings and various other parties appealed this judgment directly to the Supreme Court of Texas, and in June 2001, it issued a ruling; in October 2001, it remanded the case to the Commission, which consolidated it into the Settlement Plan proceeding. In accordance with the Settlement, Oncor received a financing order authorizing it to issue securitization bonds in the aggregate principal amount of $1.3 billion to recover regulatory assets and other qualified costs. The Settlement provides that there can be an initial issuance of securitization bonds in the amount of up to $500 million, followed by a second issuance of the remainder after 2003. The Settlement resolves all issues related to regulatory assets and liabilities.

      Retail Clawback -- If, as currently expected, TXU Energy retains more than 60% of its historical residential and small commercial customers (representing such customers of US Holdings and TXU SESCO Company as of January 1, 2002) after the first two years of competition, the amount of the retail clawback credit will be equal to the number of residential and small commercial customers retained by TXU Energy in its historical service territory on January 1, 2004, less the number of new customers TXU Energy has added outside of its historical service territory as of January 1, 2004, multiplied by $90. This determination will be made separately for the residential and small commercial classes. The credit, if any, will be applied to T&D rates charged by Oncor to REPs, including TXU Energy, over a two-year period beginning January 1, 2004. Under the settlement agreement, TXU Energy will make a compliance filing with the Commission reflecting customer count as of January 2004. In the fourth quarter of 2002, TXU Energy recorded a $185 million ($120 million after-tax) charge for the retail clawback, which represents the current best estimate of the amount to be funded to Oncor over the two-year period.

      Stranded Cost Resolution -- TXU Energy's stranded costs, not including regulatory assets, are fixed at zero. Accordingly, it will not have to conduct the stranded cost true-up in 2004 provided for in the 1999 Restructuring Legislation. The Settlement also precludes recovery by US Holdings of certain environmental improvement costs. In addition, the Settlement resulted in a resolution of the regulatory disallowance of amounts related to US Holdings' repurchase of minority owner interests in the Comanche Peak nuclear generating station. The Commission's final order in connection with US Holdings' January 1990 rate increase request had been ultimately reviewed by the Supreme Court of Texas, and an aggregate of $909 million of disallowances with respect to US Holdings' reacquisitions of minority owners' interests in Comanche Peak, which had previously been recorded as a charge to earnings, was remanded to the District Court and then to the Commission for reconsideration. As a result of the Settlement, this remand has been dismissed.

      Fuel Cost Recovery -- The Settlement also provides that US Holdings will not seek to recover its unrecovered fuel costs which existed at December 31, 2001. Also, it will not conduct a final fuel cost reconciliation, which would have covered the period from July 1998 until the beginning of competition in January 2002.

      Provider of Last Resort -- Through calendar year 2002, TXU Energy was the POLR for residential and small non-residential customers in those areas of ERCOT where customer choice was available outside its historical service territory and was the POLR for large non-residential customers in its historical service territory. TXU Energy's POLR contract expired on December 31, 2002. However, in August 2002, the Commission adopted new rules that significantly changed POLR service. Under the new POLR rules, instead of being transferred to the POLR, non-paying residential and small non-residential customers served by affiliated REPs are subject to disconnection. Non-paying residential and small non-residential customers served by non-affiliated REPs are transferred to the affiliated REP. Non-paying large non-residential customers can be disconnected by any REP if the customer's contract does not preclude it. Thus, within the new POLR framework, the POLR provides electric service only to customers who request POLR service, whose selected REP goes out of business, or who are transferred to the POLR by other REPs for reasons other than non-payment. No later than October 1, 2004, the Commission must decide whether all REPs should be permitted to disconnect all non-paying customers. The new POLR rules are expected to result in reduced bad debt expense beginning in 2003.

      Open-Access Transmission -- At the state level, the Texas Public Utility Regulatory Act, as amended, requires owners or operators of transmission facilities to provide open access wholesale transmission services to third parties at rates and terms that are non-discriminatory and comparable to the rates and terms of the utility's own use of its system. The Commission has adopted rules implementing the state open access requirements for utilities that are subject to the Commission's jurisdiction over transmission services, such as Oncor.

      On January 3, 2002, the Supreme Court of Texas issued a mandate affirming the judgment of the Court of Appeals that held that the pricing provisions of the Commission's open access wholesale transmission rules, which had mandated the use of a particular rate setting methodology, were invalid because they exceeded the statutory authority of the Commission. On January 10, 2002, Reliant Energy Incorporated and the City Public Service Board of San Antonio each filed lawsuits in the Travis County, Texas, District Court against the Commission and each of the entities to whom they had made payments for transmission service under the invalidated pricing rules for the period January 1, 1997, through August 31, 1999, seeking declaratory orders that, as a result of the application of the invalid pricing rules, the defendants owe unspecified amounts. US Holdings and TXU SESCO Company are named defendants in both suits. US Holdings is unable to predict the outcome of any litigation related to this matter.

      Summary -- Although US Holdings cannot predict future regulatory or legislative actions or any changes in economic and securities market conditions, no changes are expected in trends or commitments, other than those discussed in this report, which might significantly alter its basic financial position, results of operations or cash flows.

15.    COMMITMENTS AND CONTINGENCIES

      Clean Air Act -- The Federal Clean Air Act, as amended (Clean Air Act) includes provisions which, among other things, place limits on SO2 and NOx emissions produced by generating units. US Holdings' capital requirements have not been significantly affected by the requirements of the Clean Air Act. In addition, all permits required for the air pollution control provisions of the 1999 Restructuring Legislation have been applied for and TXU Energy has initiated a construction program to install control equipment to achieve the required reductions.

      Power Purchase Contracts -- US Holdings has entered into contracts to purchase power through the year 2007 with certain wind power contracts for a longer period. These contracts, except for the wind power contracts, provide for capacity payments subject to performance standards and energy payments based on the actual power taken under the contracts. Capacity payments paid under these contracts for the years ended December 31, 2002, 2001 and 2000 were $296 million, $189 million and $186 million, respectively.

      Assuming operating standards are achieved, future capacity payments under existing agreements are estimated as follows:

    2003....................................................            $315
    2004....................................................             163
    2005....................................................             146
    2006....................................................             117
    2007....................................................              17
    Thereafter..............................................               -
                                                                         ---
          Total capacity payments...........................            $758
                                                                         ===

      Gas Contracts -- US Holdings buys gas under various types of long-term and short-term contracts and arranges for gas storage and transportation under various contracts in order to assure reliable supply to, and to help meet the expected needs of, its generation plants and its wholesale and retail customers. Many of these gas purchase contracts require minimum purchases ("take-or-pay") of gas under which the buyer agrees to pay for a minimum quantity of gas in a year. At December 31, 2002, US Holdings had minimal commitments under long-term gas purchase contracts. At December 31, 2002, US Holdings had commitments for pipeline transportation and storage reservation fees as shown in the table below:

   2003.....................................................           $14
   2004.....................................................             6
   2005.....................................................             6
   2006.....................................................             6
   2007.....................................................             4
   Thereafter...............................................             6
                                                                        --
      Total pipeline transportation and storage reservation
         fees...............................................           $42
                                                                       ===

      On the basis of US Holdings' current expectations of demand from its electricity and gas customers as compared with its capacity payments or take-or-pay obligations under such purchase contracts, management does not consider it likely that any material payments will become due from US Holdings for electricity or gas not taken.

      Coal Contracts -- US Holdings has coal purchase agreements and coal transportation agreements. Commitments under these contracts for the next five years and thereafter are as follows:

   2003....................................................           $94
   2004....................................................            79
   2005....................................................            23
   2006....................................................            18
                                                                      ---
        Total .............................................          $214
                                                                     ====

      Leases -- US Holdings has entered into operating leases covering various facilities and properties including generating plants, combustion turbines, transportation, mining equipment, data processing equipment and office space. Certain of these leases contain renewal and purchase options and residual value guarantees. Lease costs charged to operating expense for 2002, 2001 and 2000 were $152 million, $132 million, and $107 million, respectively (including amounts paid by TXU Corp. and charged to US Holdings).

      Future minimum lease payments under capital leases, together with the present value of such minimum lease payments, and future minimum lease commitments under operating leases that have initial or remaining noncancellable lease terms in excess of one year as of December 31, 2002, were as follows:

                                                         Capital   Operating
Year                                                      Leases    Leases
---                                                      --------   --------
2003...................................................    $ 1       $ 69
2004...................................................      1         70
2005...................................................      2         75
2006...................................................      2         70
2007...................................................      2         73
Thereafter.............................................      6        535
                                                           ---       ----
 Total future minimum lease payments...................     14       $892
                                                                     ====
Less amounts representing interest.....................      4
                                                           ---
Present value of future minimum lease payments.........     10
Less current portion...................................      1
                                                           ---
Long-term capital lease obligation.....................    $ 9
                                                           ===

      Guarantees -- US Holdings has entered into contracts that contain guarantees to outside parties that could require performance or payment under certain conditions. These guarantees have been grouped based on similar characteristics and are described in detail below.

      Project development guarantees -- In 1990, US Holdings repurchased an electric co-op's minority ownership interest in the Comanche Peak generation plant and assumed the co-op's indebtedness to the US government for the facilities. US Holdings is making principal and interest payments to the co-op in an amount sufficient for the co-op to make payments on its indebtedness. US Holdings guaranteed the co-op's payments, and in the event that the co-op fails to make its payments on the indebtedness, the US government would assume the co-op's rights under the agreement, and such payments would then be owed directly by US Holdings. At December 31, 2002, the balance of the indebtedness was $140 million with maturities of principal and interest extending to December 2021. The indebtedness is secured by a lien on the purchased facilities.

      Residual value guarantees in operating leases -- US Holdings is the lessee under various operating leases that obligate it to guarantee the residual values of the leased facilities. At December 31, 2002, the aggregate maximum amount of residual values guaranteed was approximately $275 million with an estimated residual recovery of approximately $211 million. The average life of the lease portfolio is approximately nine years.

      Shared saving guarantees -- US Holdings has guaranteed that certain customers will realize specified annual savings resulting from energy management services it has provided. In aggregate, the average annual savings has exceeded the annual savings guaranteed. The maximum potential annual payout is approximately $4 million and the maximum total potential payout is approximately $19 million. The average remaining life of the portfolio is approximately five years.

      Standby letters of credit -- US Holdings has entered into various agreements that require letters of credit for financial assurance purposes. Approximately $523 million of letters of credit are outstanding to support existing floating rate pollution control revenue bond financings on existing debt of approximately $433 million. The letters of credit are available to fund the payment of such debt obligations. These letters of credit have expiration dates in 2003; however, US Holdings intends to provide from either existing or new facilities for the extension, renewal or substitution of these letters of credit to the extent required for such floating rate debt or their remarketing as fixed rate debt.

      US Holdings has provided for the posting of letters of credit in the amount of $183 million to support portfolio management margin requirements in the normal course of business. As of December 31, 2002, approximately 82% of the obligations supported by these letters of credit mature within one year, and substantially all of the remainder mature in the second year.

      US Holdings has entered into contracts with public agencies to purchase cooling water for use in the generation of electric energy and has agreed, in effect, to guarantee the principal, $16 million at December 31, 2002, and interest on bonds issued by the agencies to finance the reservoirs from which the water is supplied. The bonds mature at various dates through 2011 and have interest rates ranging from 5-1/2% to 7%. US Holdings is required to make periodic payments equal to such principal and interest, including amounts assumed by a third party and reimbursed to US Holdings of $4 million annually for 2003, $7 million for 2004 and $1 million for 2005 and 2006. Annual payments made by US Holdings, net of amounts assumed by a third party under such contracts, were $4 million for each of the last three years. In addition, US Holdings is obligated to pay certain variable costs of operating and maintaining the reservoirs. US Holdings has assigned to a municipality all its contract rights and obligations of US Holdings in connection with $19 million remaining principal amount of bonds at December 31, 2002, issued for similar purposes, which had previously been guaranteed by US Holdings. US Holdings is, however, contingently liable in the unlikely event of default by the municipality.

      Nuclear Insurance -- With regard to liability coverage, the Price-Anderson Act (Act) provides financial protection for the public in the event of a significant nuclear power plant incident. The Act sets the statutory limit of public liability for a single nuclear incident at $9.6 billion currently and requires nuclear power plant operators to provide financial protection for this amount. The Act is being considered by the United States Congress for modification and extension. The terms of a modification, if any, are not presently known and therefore US Holdings is unable, at this time, to determine any impact it may have on nuclear liability coverage. As required, US Holdings provides this financial protection for a nuclear incident at Comanche Peak resulting in public bodily injury and property damage through a combination of private insurance and industry-wide retrospective payment plans. As the first layer of financial protection, US Holdings has $300 million of liability insurance from American Nuclear Insurers (ANI), which provides such insurance on behalf of a major stock insurance company pool, Nuclear Energy Liability Insurance Association. The second layer of financial protection is provided under an industry-wide retrospective payment program called Secondary Financial Protection (SFP).

       Under the SFP, each operating licensed reactor in the US is subject to an assessment of up to $88 million, subject to increases for inflation every five years, in the event of a nuclear incident at any nuclear plant in the US. Assessments are limited to $10 million per operating licensed reactor per year per incident. All assessments under the SFP are subject to a 3% insurance premium tax, which is not included in the above amounts.

      With respect to nuclear decontamination and property damage insurance, Nuclear Regulatory Commission (NRC) regulations require that nuclear plant license-holders maintain not less than $1.1 billion of such insurance and require the proceeds thereof to be used to place a plant in a safe and stable condition, to decontaminate it pursuant to a plan submitted to and approved by the NRC before the proceeds can be used for plant repair or restoration or to provide for premature decommissioning. US Holdings maintains nuclear decontamination and property damage insurance for Comanche Peak in the amount of $3.5 billion, above which US Holdings is self-insured. The primary layer of coverage of $500 million is provided by Nuclear Electric Insurance Limited
(NEIL), a nuclear electric utility industry mutual insurance company. The remaining coverage includes premature decommissioning coverage and is provided by NEIL in the amount of $2.25 billion and $737 million from Lloyds of London, other insurance markets and foreign nuclear insurance pools. US Holdings is subject to a maximum annual assessment from NEIL of $26.6 million.

      US Holdings maintains Extra Expense Insurance through NEIL to cover the additional costs of obtaining replacement power from another source if one or both of the units at Comanche Peak are out of service for more than twelve weeks as a result of covered direct physical damage. The coverage provides for weekly payments of $3.5 million for the first fifty-two weeks and $2.8 million for the next 110 weeks for each outage, respectively, after the initial twelve-week period. The total maximum coverage is $490 million per unit. The coverage amounts applicable to each unit will be reduced to 80% if both units are out of service at the same time as a result of the same accident. Under this coverage, US Holdings is subject to a maximum annual assessment of $8.7 million.

      There have been some revisions made to the nuclear property and nuclear liability insurance policies regarding the maximum recoveries available for multiple terrorism occurrences. Under the NEIL policies, if there were multiple terrorism losses occurring within a one-year time frame, NEIL would make available one industry aggregate limit of $3.24 billion plus any amounts it recovers from reinsurance or other sources up to the limits for each claimant. If terrorism losses occurred beyond the one-year period, a new set of limits and resources would apply. Under the ANI liability policy, the liability arising out of terrorist acts will be subject to one industry aggregate limit of $300 million which could be reinstated at ANI's option depending on prevailing risk circumstances and the balance in the Industry Credit Rating Plan reserve fund. Under the US Terrorism Risk Insurance Act of 2002, the US government provides reinsurance with respect to acts of terrorism in the US for losses caused by an individual or individuals acting on behalf of foreign parties. In such circumstances, the NEIL and ANI terrorism aggregates would not apply.

      Nuclear Decommissioning -- Under current regulatory licenses, decommissioning activities are projected to begin in 2030 for Comanche Peak Unit 1 and 2033 for Unit 2 and common facilities. Through December 31, 2001, decommissioning costs were recovered from consumers based upon a 1992 site-specific study through rates placed in effect under US Holdings' January 1993 rate increase request. Effective January 1, 2002, decommissioning costs will be recovered through a non-bypassable charge to REPs by Oncor based upon a 1997 site-specific study, adjusted for trust fund assets, through rates placed in effect under US Holdings' 2001 Unbundled Cost of Service filing. US Holdings accrued $14 million of decommissioning costs for 2002 and $18 million for each of the years ended December 31, 2001 and 2000. Amounts recovered through regulated rates are deposited in external trust funds (see Note 4).

      See Note 2 (under "Changes in Accounting Standards") for a discussion of the impact of SFAS No. 143 on accounting for nuclear decommissioning costs.

      Legal Proceedings -- In September 1999, Quinque Operating Company (Quinque) filed suit in the State District Court of Stevens County, Kansas against over 200 gas pipeline companies, including TXU Gas (named in the litigation as ENSERCH Corporation). The suit was removed to federal court; however, a motion to remand the case back to Kansas State District Court was granted in January 2001, and the case is now pending in Stevens County, Kansas. The plaintiffs amended their petition to join TXU Fuel Company (TXU Fuel), a subsidiary of TXU Energy, as a defendant in this litigation. Quinque has dismissed its claims and a new lead plaintiff has filed an amended petition in which the plaintiffs seek to represent a class consisting of all similarly situated gas producers, overriding royalty owners, working interest owners and state taxing authorities either from whom defendants had purchased natural gas or who received economic benefit from the sale of such gas since January 1, 1974. No class has been certified. The petition alleges that the defendants have mismeasured both the volume and heat content of natural gas delivered into their pipelines resulting in underpayments to plaintiffs. No amount of damages has been specified in the petition with respect to TXU Gas or TXU Fuel. While TXU Gas and TXU Fuel are unable to estimate any possible loss or predict the outcome of this case, TXU Gas and TXU Fuel believe these claims are without merit and intend to vigorously defend this suit.

      On November 21, 2000, the City of Denton, Texas and other Texas cities filed suit in the 134th Judicial District Court of Dallas County, Texas against TXU Gas, US Holdings and TXU Corp. The petition alleges claims for breach of contract, negligent representation, fraudulent inducement of contract, breach of duty of good faith and fair dealing and unjust enrichment related to the defendants' alleged exclusion of certain revenues from the cities' franchise fee base. No specified damages have been alleged. All of the plaintiff cities have now executed a settlement agreement to settle this suit. Such resolution will not have a material effect on US Holdings' financial position, results of operations or cash flows.

      Also see discussion in Note 14 under "Open-Access Transmission."

      US Holdings is involved in various legal and administrative proceedings the ultimate resolution of which should not have a material effect upon its financial position, results of operations or cash flows.

16.   SEGMENT INFORMATION

      Concurrent with TXU Corp.'s reorganization as of January 1, 2002, US Holdings realigned its operations into two reportable business segments: Energy and Electric Delivery.

      Energy - operations, principally in the competitive Texas market, involving the generation and wholesale sales of electricity, retail energy sales and services and portfolio management, including risk management and certain trading activities.

      Electric Delivery - regulated operations in Texas involving the transmission and distribution of electricity.

      The prior year financial information for the Energy segment and the Electric Delivery segment includes information derived from the historical financial statements of US Holdings. Reasonable allocation methodologies were used to unbundle the financial statements of US Holdings between its generation and T&D operations. Allocation of revenues reflected consideration of return on invested capital, which continues to be regulated for the T&D operations. US Holdings maintained expense accounts for each of its component operations. Costs of energy and expenses related to operations and maintenance and depreciation and amortization, as well as assets, such as property, plant and equipment, materials and supplies and fuel, were specifically identified by component operation and disaggregated. Various allocation methodologies were used to disaggregate common expenses, assets and liabilities between US Holdings' generation and T&D operations. Interest and other financing costs were determined based upon debt allocated. Allocations reflected in the financial information for 2001 and 2000 did not necessarily result in amounts reported in individual line items that are comparable to actual results in 2002. Had the unbundled operations of US Holdings actually existed as separate entities in a deregulated environment, their results of operations could have differed materially from those included in the historical financial statements included herein.

      Effective January 1, 2002, TXU Energy incurs electricity delivery fees charged by Oncor and other T&D utilities, which TXU Energy includes in billings to its large C&I customers. For residential and small business customers, the price-to-beat rates include a delivery component, but such billed amounts are not necessarily equivalent to delivery fees incurred by TXU Energy. These fees are reflected in TXU Energy's revenues and cost of energy for the year ended December 31, 2002. Electricity delivery fees have been included in the Energy segment's revenues and cost of energy for the year ended December 31, 2001 and 2000. The Energy segment's gross margin is not affected by the inclusion of these electricity delivery fees.

      The accounting policies of the segments are the same as those described in the summary of significant accounting policies. US Holdings evaluates performance based on income from continuing operations before extraordinary loss. US Holdings accounts for intersegment sales and transfers as if the sales or transfers were to third parties, that is, at current market prices.

      The business segments provide services or sell products to each other. Generally, such sales are made at prices comparable with those received from nonaffiliated customers for similar products or services. No customer provided more than 10% of consolidated revenues.


                                                        Electric
                                               Energy   Delivery    Eliminations     Consolidated
                                               -----    -------     ------------     ------------
    Operating Revenues
                 2002.................        $7,738     $1,994        $(1,592)           $8,140
                 2001.................         7,458      2,314         (1,752)            8,020
                 2000.................         7,449      2,081         (1,909)            7,621
    Regulated Revenues - Included in
      Operating Revenues
                 2002.................            -       1,994         (1,592)              402
                 2001.................         7,044      2,314         (1,752)            7,606
                 2000.................         7,287      2,081         (1,909)            7,459
    Affiliated Revenues - Included in
      Operating Revenues
                 2002.................             6      1,586         (1,592)                -
                 2001.................             -      1,752         (1,752)                -
                 2000.................             -      1,909         (1,909)                -
    Depreciation and Amortization -
      Including Goodwill Amortization
                 2002.................           438        264               -              702
                 2001.................           411        239               -              650
                 2000.................           404        232               -              636
    Equity in Earnings (Losses) of
       Unconsolidated Subsidiaries
                 2002.................           (2)          -               -              (2)
                 2001.................           (4)          -               -              (4)
                 2000.................             -          -               -                -
    Interest Income
                 2002.................            29         49            (72)                6
                 2001.................            71          -            (32)               39
                 2000.................            52          1            (46)                7
    Interest Expense and Other Charges
                 2002.................           248        265            (72)              441
                 2001.................           237        267            (32)              472
                 2000.................           270        260            (46)              484
    Income Tax Expense
                 2002.................            79        117               -              196
                 2001.................           277        119               -              396
                 2000.................           218        120               -              338
    Income Before Extraordinary Loss
                 2002.................           250        245               -              495
                 2001.................           643        228               -              871
                 2000.................           561        226               -              787
    Investment in Equity Investees
                 2002.................             3          -               -                3
                 2001.................             7          -               -                7
                 2000.................            20          -               -               20
    Total Assets
                 2002.................        16,401      9,031           (913)           24,519
                 2001.................        17,957     10,780         (6,899)           21,838
                 2000.................        18,514      8,875         (4,378)           23,011
    Capital Expenditures
                 2002.................           274        513               -              787
                 2001.................           330        635               -              965
                 2000.................           264        517               -              781

17.      SUPPLEMENTARY FINANCIAL INFORMATION

Regulated Versus Unregulated Operations --

                                                                               Year Ended December 31,
                                                                             ---------------------------
                                                                              2002       2001        2000
                                                                              ----       ----        ----
      Operating revenues
          Regulated.......................................................   $ 1,994     $9,358    $ 9,368
          Unregulated.....................................................     7,738        414        162
          Intercompany sales eliminations-regulated.......................    (1,592)    (1,752)    (1,909)
                                                                              ------     ------    -------
               Total operating revenues...................................     8,140      8,020      7,621
                                                                              ------     ------    -------
      Costs and operating expenses
          Cost of energy sold and delivery fees - regulated*..............       -        3,013      3,079
          Cost of energy sold and delivery fees - unregulated*............     3,214         38        113
          Operating costs - regulated.....................................       676      1,229      1,206
          Operating costs - unregulated...................................       744         71         18
          Depreciation and amortization, other than goodwill-regulated....       264        629        618
          Depreciation and amortization, other than goodwill-unregulated..       438          6          3
          Selling, general and administrative expenses - regulated........       213        483        413
          Selling, general and administrative expenses - unregulated......       842        283        191
          Franchise and revenue-based taxes - regulated...................       272        441        344
          Franchise and revenue-based taxes - unregulated.................       139          1          -
          Goodwill amortization - regulated...............................        -          15         15
          Goodwill amortization - unregulated.............................        -          -          -
          Other income....................................................       (38)       (12)       (40)
          Other deductions................................................       250        123         59
          Interest income.................................................        (6)       (39)        (7)
          Interest expense and other charges..............................       441        472        484
                                                                               -----     ------     ------
               Total costs and expenses...................................     7,449      6,753      6,496
                                                                               -----     ------     ------
      Income before income taxes and extraordinary loss ..................     $ 691     $1,267     $1,125
                                                                               =====     ======     ======

      *Includes cost of fuel consumed of $1,486 million (unregulated) in 2002 and $1,900 million and $2,341 million (both largely regulated) in 2001 and 2000, respectively. The balance represents energy purchased for resale and delivery fees.

      The operations of the Energy segment are included above as unregulated, as the Texas market is now open to competition. However, retail pricing to residential and small business customers continues to be subject to certain price controls as discussed in Note 14.

Other Income and Deductions --

                                                                       Year Ended December 31,
                                                                   -----------------------------
                                                                     2002       2001       2000
                                                                   -------    -------    -------
      Other income
          Gain on sale of properties..........................     $    32    $     2    $    30
          Other...............................................           6         10         10
                                                                   -------    -------    -------
               Total other income.............................     $    38    $    12    $    40
                                                                   =======    =======    =======
      Other deductions
          Loss on sale of properties..........................     $     2    $     8    $     1
          Equity in losses of unconsolidated entities.........           3          4          -
          Asset impairment....................................         237          -          -
          Regulatory asset write-offs.........................           -         95         52
          Other...............................................           8         16          6
                                                                   -------    -------    -------
               Total other deductions.........................     $   250    $   123    $    59
                                                                   =======    =======    =======

      Credit Risk -- Credit risk relates to the risk of loss associated with non-performance by counterparties. US Holdings maintains credit risk policies with regard to its counterparties to minimize overall credit risk. These policies require an evaluation of a potential counterparty's financial condition, credit rating, and other quantitative and qualitative credit criteria and specify authorized risk mitigation tools, including but not limited to use of standardized agreements that allow for netting of positive and negative exposures associated with a single counterparty. US Holdings has standardized documented processes for monitoring and managing its credit exposure, including methodologies to analyze counterparties' financial strength, measurement of current and potential future credit exposures and standardized contract language that provides rights for netting and set-off. Credit enhancements such as parental guarantees, letters of credit, surety bonds and margin deposits are also utilized. Additionally, individual counterparties and credit portfolios are managed to preset limits and stress tested to assess potential credit exposure.

This evaluation results in establishing credit limits or collateral requirements prior to entering into an agreement with a counterparty that creates credit exposure to US Holdings. Additionally, US Holdings has established controls to determine and monitor the appropriateness of these limits on an ongoing basis. Any prospective material adverse change in the financial condition of a counterparty or downgrade of its credit quality will result in the reassessment of the credit limit with that counterparty. This process can result in the subsequent reduction of the credit limit or a request for additional financial assurances.

      Concentration of Credit Risk -- US Holdings' gross exposure to credit risk as of December 31, 2002 was $3.2 billion, representing trade accounts receivable, commodity contract assets and derivative assets.

      A large share of gross assets subject to credit risk represents accounts receivable from the retail sale of electricity to residential and small commercial customers. The risk of material loss from non-performance from these customers is unlikely based upon historical experience. Reserves for uncollectible accounts receivable are established for the potential loss from non-payment by these customers based on historical experience and market or operational conditions. The restructuring of the electric industry in Texas effective January 1, 2002, increases the risk profile of US Holdings in relation to these customers; however, US Holdings has the ability to take actions to mitigate such customer risk, particularly with the changes in the POLR rules (see Note 14). In addition, Oncor has exposure to credit risk as a result of non-performance by nonaffiliated REPs.

      Most of the remaining trade accounts receivable are with large C&I customers. US Holdings' wholesale commodity contract counterparties include major energy companies, financial institutions, gas and electric utilities, independent power producers, oil and gas producers and energy trading companies. The exposure to credit risk from these customers and counterparties, excluding credit collateral, as of December 31, 2002, is $1.3 billion, net of standardized master netting contracts and agreements which provide the right of offset of positive and negative credit exposures with individual customers and counterparties. When considering collateral currently held by US Holdings (cash, letters of credit and other security interests), the net credit exposure is $1.2 billion.

      US Holdings had no exposure to any one customer or counterparty greater than 10% of the net exposure of $1.2 billion at December 31, 2002. Additionally, approximately 93% of the credit exposure, net of collateral held, has a maturity date of less than 2 years. US Holdings does not anticipate any material adverse effect on its financial position or results of operations as a result of non-performance by any customer or counterparty.

      Regulatory Assets and Liabilities --

                                                                                              December  31,
                                                                                          -------------------
                                                                                           2002          2001
                                                                                           ----          ----
Regulatory Assets
Generation-related regulatory assets subject to securitization..............               $1,652       $1,841
Securities reacquisition costs..............................................                  124          117
Recoverable deferred income taxes-- net.....................................                   76           74
Other regulatory assets.....................................................                   46           36
                                                                                           ------       ------
    Total regulatory assets.................................................                1,898        2,068
                                                                                           ------       ------

Regulatory Liabilities
Liability to be applied to stranded generation assets.......................                  170          355
ITC and protected excess deferred taxes.....................................                   98          106
                                                                                           ------       ------
    Total regulatory liabilities............................................                  268          461
                                                                                           ------       ------

    Net regulatory assets...................................................               $1,630       $1,607
                                                                                           ======       ======

      Included in net regulatory assets are assets of $1.8 billion at December 31, 2002, and $1.9 billion at December 31, 2001, that were not earning a return. Of the assets not earning a return, $1.7 billion is expected to be recovered over the term of the securitization bonds pursuant to the Settlement Plan approved by the Commission. (See Note 14 for further discussion of the Settlement Plan.) The remaining regulatory assets have a remaining recovery period of 14 to 31 years.

      Restricted Cash -- At December 31, 2002, approximately $210 million of the net proceeds from Oncor's issuance of senior secured notes on December 20, 2002 was deposited in a trust to be used to pay interest and redeem First Mortgage Bonds of Oncor due in March and April 2003, and is reported in investments on the balance sheet. Other restricted cash included $68 million as collateral for letters of credit issued.

      Related Party Transactions -- The following represent significant affiliate transactions of US Holdings:

      Average daily short-term advances from affiliates during 2002 were $821 million, and interest expense incurred on the advances was $25 million. The average interest rate for 2002 was 2.3%.

      TXU Business Services Company, a subsidiary of TXU Corp., charges US Holdings for certain financial, accounting, information technology, environmental, procurement and personnel services and other administrative services at cost. For 2002, 2001 and 2000, these costs totaled $428 million, $435 million and $309 million, respectively, and are included in selling, general and administrative expenses.

      US Holdings charges TXU Gas Company, a subsidiary of TXU Corp., for customer and administrative services. For 2002, 2001 and 2000 these charges totaled $57 million, $43 million and $72 million, respectively, and are largely reported as a reduction in operation and maintenance expenses.

      Accounts Receivable -- At December 31, 2002 and 2001, accounts receivable of $1.4 billion and $940 million are stated net of allowance for uncollectible accounts of $72 million and $28 million, respectively. During 2002, bad debt expense was $163 million, account write-offs were $104 million and other activity decreased the allowance for uncollectible accounts by $15 million.

      Accounts receivable included $505 million and $338 million of unbilled revenues at December 31, 2002 and 2001, respectively.

     Commodity Contracts -- At December 31, 2002 and 2001, current and noncurrent commodity contract assets totaling $1.8 billion and $1.2 billion are stated net of applicable credit (collection) and performance reserves totaling $43 million and $25 million, respectively. Performance reserves are provided for direct, incremental costs to settle the contracts.

      Inventories by Major Category --

                                                          December 31,
                                                        ----------------
                                                        2002        2001
                                                        ----        ----
   Materials and supplies............................   $211       $ 186
   Fuel stock........................................     70          62
   Gas stored underground............................     57          49
                                                        ----        ----
      Total inventories..............................   $338       $ 297
                                                        ====       =====

      Inventories are carried at average costs, except for gas inventories managed as part of portfolio management activities, which are carried at spot rates through December 31, 2002. Inventories recorded at spot rates at December 31, 2002 and 2001 were $54 million and $18 million, respectively. As part of the rescission of EITF Issue No. 98-10, such inventories will be adjusted to average costs as part of the cumulative adjustment to be recorded in the first quarter of 2003.


      Property, Plant and Equipment --
                                                                                                December 31,
                                                                                            --------------------
                                                                                              2002          2001
                                                                                              ----          ----
    In service
        Production.............................................................             $15,675      $ 15,791
        Transmission...........................................................               2,176         1,979
        Distribution...........................................................               6,376         6,110
        Other assets...........................................................                 917           672
                                                                                            -------       -------
           Total...............................................................              25,144        24,552
        Less accumulated depreciation..........................................               9,493         9,074
                                                                                            -------       -------
           Net of accumulated depreciation.....................................              15,651        15,478
     Construction work in progress.............................................                 373           510
     Nuclear fuel (net of accumulated amortization of $847 and $787)...........                 137           146
     Held for future use.......................................................                  22            22
                                                                                            -------       -------
           Net property, plant and equipment...................................             $16,183       $16,156
                                                                                            =======       =======

      As of December 31, 2002, substantially all of Oncor's electric utility property and equipment (with a net book value of $6.1 billion) is pledged as collateral on Oncor's first mortgage bonds and senior secured notes.

     Interest Expense and Other Charges --

                                                                             Year Ended December 31,
                                                                        -------------------------------
                                                                          2002        2001        2000
                                                                          ----        ----        ----

Interest......................................................         $  435        $  411      $  404
Distributions on trust securities..............................             -            61          69
Amortization of deferred debt costs............................            17            21          20
Allowance for borrowed funds used during construction
   and capitalized interest....................................           (11)          (21)         (9)
                                                                       ------        ------      ------
           Total interest expense and other related charges....        $  441        $  472      $  484
                                                                       ======        ======      ======


      Supplemental Cash Flow Information --

                                                                            Year Ended December 31,
                                                                        -----------------------------
                                                                        2002        2001         2000
                                                                        ----        ----         ----
Cash payments (receipts):
   Interest (net of amounts capitalized).......................        $401          $482        $467
   Income taxes................................................        $127          $396        $148
Non-cash investing and financing activities:
   Note receivable from sale of assets.........................        $  -          $ -         $ 23
   Discount related to exchangeable subordinated notes recorded
         to paid-in-capital....................................        $266          $ -         $ -


      Quarterly Information (unaudited) -- The results of operations by quarter are summarized below and reflect the effect of EITF Issue No. 02-3 to report certain trading activities on a net basis. Net income was not affected by the accounting rule change as the decrease in revenues was offset in cost of energy sold. In the opinion of US Holdings, all other adjustments (consisting of normal recurring accruals) necessary for a fair statement of such amounts have been made. Quarterly results are not necessarily indicative of a full year's operations because of seasonal and other factors.



                                                                                       Quarter Ended
                                                                       --------------------------------------------
                                                                       March 31    June 30     Sept. 30     Dec. 31
                                                                       --------    -------     --------     -------
2002:
Operating revenues ..............................................     $  1,877    $  2,119    $  2,536     $  1,608
Income (loss)  before extraordinary loss ........................     $    253    $    244    $    320     $   (322)
Extraordinary loss, net of tax effect ...........................     $      -    $      -    $      -     $   (134)
Net income (loss) before preferred stock dividends ..............     $    253    $    244    $    320     $   (456)
Net income (loss) available for common stock ....................     $    251    $    241    $    318     $   (458)

2001:
Operating revenues ..............................................     $  1,887    $  2,017    $  2,398     $  1,718
Income before extraordinary loss ................................     $    148    $    221    $    381     $    121
Extraordinary loss, net of tax effect............................     $      -    $      -    $      -     $   (154)
Net income (loss) before preferred stock dividends...............     $    148    $    221    $    381     $    (33)
Net income (loss) available for common stock ....................     $    146    $    218    $    379     $    (36)

      Also included in fourth quarter 2002 results were a $237 million ($154 million after-tax) writedown of an investment in generation plant construction projects and a $185 million ($120 million after-tax) accrual for regulatory-related retail clawback, as discussed in Notes 2 and 14.

      Reconciliation of Previously Reported Quarterly Information -- The following table presents the changes to previously reported quarterly amounts to report certain trading activities on a net basis (see Note 2). Net income was not affected by this change.

                                                                    Quarter Ended
                                                                --------------------
                                                                March 31     June 30
                                                                --------     -------
                                                                 Increase (Decrease)
                                                              from Previously Reported

2002:
Operating revenues as previously reported.................      $  3,580    $  3,643
Cost of energy sold and delivery fees netted with revenues        (1,703)     (1,524)
                                                                --------    --------
Operating revenues after reclassification ................      $  1,877    $  2,119
                                                                ========    ========

2001:
Operating revenues as previously reported.................      $  4,120    $  3,057
Cost of energy sold and delivery fees netted with revenues        (2,233)     (1,040)
                                                                --------    --------
Operating revenues after reclassification ................      $  1,887    $  2,017
                                                                ========    ========

18.   SUBSEQUENT EVENTS

        In early March 2003, TXU Energy issued $1.25 billion aggregate principal amount of senior unsecured notes in two series in a private placement with registration rights. One series of $250 million is due March 15, 2008, and bears interest at the annual rate of 6.125%, and the other series of $1 billion is due March 15, 2013, and bears interest at the annual rate of 7%. In late March 2003, cash borrowings under US Holdings' credit facilities totaling $1.24 billion were repaid.

                   TXU US HOLDINGS EXHIBITS FOR 2002 FORM 10-K

                                                                                                                APPENDIX B

                 Previously Filed*
                 -----------------
                     With File            As
 Exhibits             Number           Exhibit
 --------            --------          -------
2              1-12833                2           --    Master Separation Agreement by and among Oncor, TXU
               Form 8-K                                 Generation Holdings Company LLC, TXU Merger Energy Trading
               (filed January 16,                       Company LP, TXU SESCO Company, TXU SESCO Energy Services
               2002)                                    Company, TXU Energy Retail Company LP and TXU US Holdings,
                                                        dated as of December 14, 2001.

3(a)           0-11442                4(a)              Restated Articles of Incorporation of TXU Electric Company
               Form 10-Q (Quarter                       (now TXU US Holdings)
               ended June 30, 1997

3(b)           0-11442                3(a)        --    Articles of Amendment, effective January 1, 2002 to the
               Form 10-K                                Articles of Incorporation of TXU US Holdings.
               (2001)

3(c)           0-11442                            --    By-laws of TXU US Holdings, as restated August 1, 1999.
               Form 10-Q
               (Quarter ended
               June 30, 1999)

4(a)           2-90185                4(a)        --    Mortgage and Deed of Trust, dated as of December 1, 1983,
                                                        between Oncor and Irving Trust Company (now The Bank of New
                                                        York), Trustee.

4(a)(1)                                           --    Supplemental Indentures to Mortgage and Deed of Trust:

                                                        Number                              Date
                                                        -----                               ----
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

               33-24089               4(a)-1            Fifteenth                       July 1, 1987

               33-30141               4(a)-3            Twenty-second                   January 1, 1989

               33-35614               4(a)-3            Twenty-fifth                    December 1, 1989

               33-39493               4(a)-2            Twenty-eighth                   October 1, 1990

               33-49710               4(a)-1            Thirty-fourth                   April 1, 1992

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

               33-60528               4(a)-1            Forty-second                    March 1, 1993

               33-64692               4(a)-2            Forty-fourth                    April 1, 1993

               33-68100               4(a)-1            Forty-sixth                     July 1, 1993

               33-68100               4(a)-3            Forty-seventh                   October 1, 1993

               1-12833                4(2)(1)           Sixty-third                     January 1, 2002
               Form 10-K
               (2001)

               1-12833                4                 Sixty-fourth                    May 1, 2002
               Form 10-Q
               (Quarter ended
               March 31, 2002)

               333-100240             4(f)(2)           Sixty-fifth                     December 1, 2002



                  Previously Filed*
                 -----------------
                     With File            As
 Exhibits             Number           Exhibit
 --------            --------          -------

4(b)                                              --    Agreement to furnish certain debt instruments.

4(c)           33-68104               4(b)-17     --    Deposit Agreement between TXU US Holdings and Chemical Bank, dated as of August 4, 1993.

4(d)           0-11442                4(e)        --    Deposit Agreement between TXU US Holdings and Chemical Bank,
               Form 10-K                                dated as of October 14, 1993.
               (1993)

4(e)           0-11442                4(a)        --    Indenture (For Unsecured Debt Securities), dated as of
               Form 10-K                                August 1, 1997, between TXU US Holdings and The Bank of New
               (Quarter ended                           York.
               Sept. 30, 1997)

4(f)           0-11442                4(b)        --    Officers' Certificate establishing TXU US Holdings 7.17%
               Form 10-K                                Debentures due August 1, 2007.
               (Quarter ended
               Sept. 30, 1997)

4(g)           1-12833                4(a)        --    TXU Energy's 9% Exchangeable Subordinated Notes due 2012,
               Form 8-K (filed                          dated as of November 22, 2002.
               November 25, 2002)

4(h)           1-12833                10(a)      --     Exchange Agreement, dated as of November 22, 2002, among TXU
               Form 8-K (filed                          Corp., TXU Energy and UXT Holdings LLC and UXT Intermediary
               November 25, 2002)                       LLC.

4(i)           1-12833                10(c)      --     Registration Rights Agreement, dated as of November 22,
               Form 8-K (filed                          2002, among TXU Corp. and UXT Holdings LLC and UXT
               November 25, 2002)                       Intermediary LLC.

4(j)           1-12833                4(uu)      --     Amendment to Registration Rights Agreement, dated
               Form 10-K                                as of December 19, 2002, among TXU Corp. and UXT
               (2002)                                   Holdings LLC and UXT Intermediary LLC.

4(k)           1-12833                4(vv)      --     Indenture and Deed of Trust, dated as of May 1, 2002,
               Form 8-K (filed                          between Oncor and The Bank of New York, as Trustee.
               November 25, 2002)

4(l)           333-100240             4(c)        --    Officer's Certificate, dated May 6, 2002, establishing the forms of the Oncor Senior Secured Notes of the 6.375% Series due 2012 and the 7.000% Series due 2032.

4(m)           333-100240             4(c)       --     Officer's Certificate, dated December 20, 2002, establishing
               (Pre-Effective                           the forms of the Oncor Senior Secured Notes of the 6.375%
               Amendment No. 1)                         Series due 2015 and the 7.250% Series due 2033.

4(n)           333-100242             4(a)       --     Indenture (for Unsecured Debt Securities), dated as of
                                                        August 1, 2002, between Oncor and The Bank of New York, as trustee.

4(o)           333-100242             4(b)       --     Officer's Certificate, dated as of August 30, 2002,
                                                        establishing the forms of Oncor's 5% Debentures due 2007 and
                                                        7% Debentures due 2022.


                 Previously Filed*
                 -----------------
                     With File            As
 Exhibits             Number           Exhibit
 --------            --------          -------
10(a)          1-12833                10(b)       --    364 Day Competitive Advance and Revolving Credit Facility
               Form 10-Q                                Agreement, dated as of April 24, 2002 among TXU Energy,
               (Quarter ended March                     Oncor and TXU US Holdings, Chase Manhattan Bank of Texas,
               31, 2002)                                National Association, as Administrative Agent, and certain banks listed therein and The Chase Manhattan Bank, as
                                                        Competitive Advance Facility Agent.

10(b)          1-12833                10(b)       --    $1,400,000,000 Five-Year Third Amended and Restated
               Form 10-Q                                Competitive Advance and Revolving Facility Agreement, dated
               (Quarter ended                           as of July 31, 2002, among TXU Holdings Company, JP Morgan
               June 30, 2002)                           Chase Bank, as Administrative Agent and Competitive Advance
                                                        Facility Agent, J.P. Morgan Securities, Inc., Bank of
                                                        America, N.A. and Citibank, N.A.

10(c)          333-100240             10(c)       --    Credit Agreement, dated December 20, 2002, among Oncor and certain banks listed therein, and Credit Suisse First
                                                        Boston, as Administrative Agent.

10(d)          333-100240             10(c)       --    Generation Interconnection Agreement, dated December 14,
                                                        2001, between Oncor and TXU Generation Company LP.

10(e)          333-100240             10(d)       --    Generation Interconnection Agreement, dated December 14,
                                                        2001, between Oncor and TXU Generation Company LP, for
                                                        itself and as Agent for TXU Big Brown Company LP, TXU
                                                        Mountain Creek Company LP, TXU Handley Company LP, TXU
                                                        Tradinghouse Company LP and TXU DeCordova Company LP
                                                        (Interconnection Agreement).

10(f)          333-100240             10(e)       --    Amendment to Interconnection Agreement, dated May 31, 2002.

10(g)          333-100240             10(f)       --    Standard Form Agreement between Oncor and Competitive
                                                        Retailer Regarding Terms and Conditions of Delivery of
                                                        Electric Power and Energy.

10(h)          1-12833                10(w)       --    Stipulation and Joint Application for Approval of Settlement
               Form 10-K                                as approved by the PUC in Docket Nos. 21527 and 24892.
               (Year ended
               December 31, 2002)

12                                                --    Computation of Ratio of Earnings to Fixed Charges and to Fixed
                                                        Charges and Preferred Dividends for TXU US Holdings.

21                                                --    Subsidiaries of TXU US Holdings.

23                                                --    Consent of Deloitte & Touche LLP, Independent Auditors' for
                                                        TXU US Holdings.

99(a)          33-55408               99(a)       --    Agreement, dated as of July 5, 1988, between TXU US Holdings and Tex-La Electric Cooperative of Texas, Inc.

99(b)          33-23532               4(c)(i)     --    Trust Indenture, Security Agreement and Mortgage, dated as of December 1, 1987, as supplemented by Supplement No. 1
                                                        thereto dated as of May 1, 1988 among the Lessor, TXU US
                                                        Holdings and the Trustee.

99(c)          33-24089               4(c)-1      --    Supplement No. 2 to Trust Indenture, Security Agreement and
                                                        Mortgage, dated as of August 1, 1988.


                 Previously Filed*
                 -----------------
                     With File            As
 Exhibits             Number           Exhibit
 --------            --------          -------
99(d)          33-24089               4(c)-1      --    Supplement No. 3 to Trust Indenture, Security Agreement and
                                                        Mortgage, dated as of August 1, 1988.

99(e)          0-11442                99(c)       --    Supplement No. 4 to Trust Indenture, Security Agreement and
               Form 10-Q                                Mortgage, including form of Secured Facility Bond, 1993
               (Quarter ended                           Series.
               June 30, 1993)

99(f)          33-23532               4(d)        --    Lease Agreement, dated as of December 1, 1987 between the
                                                        Lessor and TXU US Holdings as supplemented by supplemented by Supplement No. 1 thereto dated as of May 20, 1988 between the Lessor and TXU US Holdings.

99(g)          33-24089               4(f)        --    Lease Agreement Supplement No. 2, dated as of August 18,
                                                        1988.

99(h)          33-24089               4(f)-1      --    Lease Agreement Supplement No. 3, dated as of August 25,
                                                        1988.

99(i)          33-63434               4(d)(iv)    --    Lease Agreement Supplement No. 4, dated as of December 1,
                                                        1988.

99(j)          33-63434               4(d)(v)     --    Lease Agreement Supplement No. 5, dated as of June 1, 1989.

99(k)          0-11442                99(d)       --    Lease Agreement Supplement No. 6, dated as of July 1, 1993.
               Form 10-Q
               (Quarter ended
                June 30, 1993)

99(l)          33-23532               4(e)        --    Participation Agreement dated as of December 1, 1987, as
                                                        amended by a Consent to Amendment of the Participation
                                                        Agreement, dated as of May 20, 1988, each among the Lessor, the Trustee, the Owner Participant, certain banking
                                                        institutions, Capcorp, Inc. and TXU US Holdings.

99(m)          33-24089               4(g)        --    Consent to Amendment of the Participation Agreement, dated as of August 18, 1988.

99(n)          33-24089               4(g)-1      --    Supplement No. 1 to the Participation Agreement, dated as of
                                                        August 18, 1988.

99(o)          33-24089               4(g)-2      --    Supplement No. 2 to the Participation Agreement, dated as of
                                                        August 18, 1988.

99(p)          33-63434               4(e)(v)     --    Supplement No. 3 to the Participation Agreement, dated as of
                                                        December 1, 1988.

99(q)          0-11442                99(e)       --    Supplement No. 4 to the Participation Agreement, dated as of
               Form 10-Q                                June 17, 1993.
               (Quarter ended
               June 30, 1993)

99(r)          0-11442                4(b)        --    Supplement No. 1, dated October 25, 1995, to Trust
               Form 10-Q                                Indenture, Security Agreement and Mortgage, dated as of
               (Quarter ended                           December 1, 1989, among the Owner Trustee, TXU US Holdings
               March 31, 1996)                          and the Indenture Trustee.


                  Previously Filed*
                 -----------------
                     With File            As
 Exhibits             Number           Exhibit
 --------            --------          -------
99(s)          0-11442                4(c)        --    Supplement No. 1, dated October 19, 1995, to Amended and
               Form 10-Q                                Restated Participation Agreement, dated as of November 28,
               (Quarter ended                           1989, among the Owner Trustee, The First National Bank of
               March 31, 1996)                          Chicago, As Original Indenture Trustee, the Indenture
                                                        Trustee, the Owner Participant, Mesquite Power Corporation
                                                        and TXU US Holdings.

99(t)                                             --    Chief Executive Officer Certification

99(u)                                             --    Chief Financial Officer Certification



*        Incorporated herein by reference.