Form 10-Q
period 2003-03-31
TXU US HOLDINGS CO
filed 2003-05-15
CIK 710182

--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                            --------------------------


                                   FORM 10-Q

          ( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

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

                         -----------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X   No
                                              --    ---

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act). Yes    No X
                                               ---    --

Common Stock outstanding at May 12, 2003:  46,567,862 shares, without par value.

-------------------------------------------------------------------------------


TABLE OF CONTENTS
--------------------------------------------------------------------------------------------------------------

PART I.  FINANCIAL INFORMATION                                                                            PAGE
                                                                                                          ----
         Item 1.  Financial Statements

                  Condensed Statements of Consolidated Income and Comprehensive Income -
                  Three Months Ended March 31, 2003 and 2002..................................              1

                  Condensed Statements of Consolidated Cash Flows -
                  Three Months Ended March 31, 2003 and 2002..................................              2

                  Condensed Consolidated Balance Sheets -
                  March 31, 2003 and December 31, 2002........................................              3

                  Notes to Financial Statements...............................................              4

                  Independent Accountants' Report.............................................              19

         Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations...................................................              20

         Item 3.  Quantitative and Qualitative Disclosures About Market Risk..................              44

         Item 4.  Controls and Procedures.....................................................              45

PART II. OTHER INFORMATION

         Item 1.  Legal Proceedings............................................................             46

         Item 6.  Exhibits and Reports on Form 8-K.............................................             47

SIGNATURE .....................................................................................             48

CERTIFICATIONS.................................................................................             49

Periodic reports on Form 10-K and Form 10-Q and current reports on Form 8-K that contain financial information of TXU US Holdings Company are made available to the public, free of charge, on the TXU Corp. website at http://www.txucorp.com shortly after they have been filed with the Securities and Exchange Commission. TXU US Holdings Company will provide copies of current reports not posted on the website upon request.


                             (i)

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                    TXU US HOLDINGS COMPANY AND SUBSIDIARIES
                   CONDENSED STATEMENTS OF CONSOLIDATED INCOME
                                   (Unaudited)

                                                                                     Three Months Ended
                                                                                          March  31,
                                                                                     ------------------
                                                                                     2003          2002
                                                                                     ----          ----
                                                                                   (millions of dollars)

Operating revenues...............................................................    $1,932       $ 1,877
                                                                                     ------       -------

Costs and expenses:
   Cost of energy sold and delivery fees.........................................       838           525
   Operating costs...............................................................       366           314
   Depreciation and amortization.................................................       182           183
   Selling, general and administrative expenses..................................       193           277
   Franchise and revenue-based taxes.............................................        93           100
   Other income..................................................................        (9)           (3)
   Other deductions..............................................................         1             3
   Interest income...............................................................        (5)           (1)
   Interest expense and other charges............................................       151           105
                                                                                     -------      -------
       Total costs and expenses..................................................     1,810         1,503
                                                                                     ------       -------

Income before income taxes and cumulative effect of changes in accounting
  principles.....................................................................       122           374

Income tax expense...............................................................        33           121
                                                                                     -------      -------

Income before cumulative effect of changes in accounting principles..............        89           253

Cumulative effect of changes in accounting principles,
   net of tax benefit (Note 2)...................................................       (58)            -
                                                                                     ------       -------

Net income.......................................................................        31           253

Preferred stock dividends........................................................         2             2
                                                                                     ------       -------
Net income available for common stock............................................    $   29       $   251
                                                                                     ======       =======

            CONDENSED STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME
                                   (Unaudited)

                                                                                      Three Months Ended
                                                                                           March  31,
                                                                                      -------------------
                                                                                      2003           2002
                                                                                      ----           ----
                                                                                     (millions of dollars)

Net income .......................................................................    $   31       $   253
                                                                                      ------       -------
Other comprehensive income (loss)--
   Cash flow hedge activity, net of tax effects:
      Net change in fair value of derivatives (net of tax benefit of $42 and $23)..     (78)          (42)
      Amounts realized in earnings during the period (net of tax expense
          of $26 and benefit of $1)................................................      49            (3)
                                                                                      -----        ------
              Total...............................................................      (29)          (45)
                                                                                      ------       ------

Comprehensive income..............................................................    $   2        $  208
                                                                                      ======       ======

See Notes to Financial Statements.

                    TXU US HOLDINGS COMPANY AND SUBSIDIARIES
                 CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
                                   (Unaudited)


                                                                                             Three  Months Ended
                                                                                                  March 31,
                                                                                              ------------------
                                                                                              2003          2002
                                                                                              ----          ----
                                                                                             (millions of dollars)

Cash flows -- operating activities:
  Income before cumulative effect of changes in accounting principles..............          $    89       $  253
  Adjustments to reconcile net income to cash provided by operating activities:
     Depreciation and amortization.................................................              201          207
     Deferred income taxes and investment tax credits-- net .......................               50           12
     Net unrealized loss from mark-to-market valuation of commodity contracts......               23          146
     Net gain from sales of assets.................................................               (6)           -
     Reduction in regulatory liability.............................................              (42)         (13)
  Changes in operating assets and liabilities......................................             (140)        (320)
                                                                                              ------       ------
             Cash provided by operating activities.................................              175          285
                                                                                              ------       ------

Cash flows -- financing activities:
  Issuances of securities .........................................................            1,294           --
  Retirements/repurchases of securities:
    Long-term debt.................................................................             (294)        (328)
    Preferred stock of subsidiaries, subject to mandatory redemption...............               (4)           -
  Change in advances-- affiliates..................................................              702          256
  Change in notes payable-- banks..................................................           (1,304)           -
  Dividends paid to parent.........................................................             (250)           -
  Preferred stock dividends paid...................................................               (2)          (2)
  Redemption deposits applied to debt retirements..................................              138            -
  Debt premium, discount, financing, and reacquisition expenses....................              (33)          (2)
                                                                                              ------       ------
             Cash provided by (used in) financing activities.......................              247          (76)
                                                                                              ------       ------

Cash flows -- investing activities:
  Capital expenditures.............................................................             (182)        (228)
  Proceeds from sale of assets ....................................................               13           --
  Nuclear fuel ....................................................................               --          (10)
  Other ...........................................................................               13            8
                                                                                              ------       ------
             Cash used in investing activities.....................................             (156)        (230)
                                                                                              ------       ------

Net change in cash and cash equivalents............................................              266          (21)

Cash and cash equivalents-- beginning balance......................................            1,508           55
                                                                                              ------       -------

Cash and cash equivalents-- ending balance.........................................          $ 1,774       $    34
                                                                                             =======       =======

See Notes to Financial Statements.

                    TXU US HOLDINGS COMPANY AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                                                 March 31,      December 31,
                                                                                                    2003            2002
                                                                                                 ---------      ------------
                                                                                                   (millions of dollars)
                                           ASSETS

Current assets:
  Cash and cash equivalents...........................................................             $1,774       $1,508
  Restricted cash.....................................................................                 72          210
  Accounts receivable-- trade.........................................................              1,484        1,386
  Inventories ........................................................................                312          338
  Commodity contract assets...........................................................              1,472        1,298
  Other current assets................................................................                171          213
                                                                                                   ------        -----
        Total current assets..........................................................              5,285        4,953
                                                                                                   ------        -----

Investments:
  Restricted cash.....................................................................                 69           68
  Other investments...................................................................                489          491
Property, plant and equipment-- net...................................................             16,646       16,183
Goodwill..............................................................................                558          558
Net regulatory assets.................................................................              1,749        1,630
Commodity contract assets.............................................................                337          476
Cash flow hedges and other derivative assets..........................................                 43           14
Other noncurrent assets...............................................................                141          146
                                                                                                  -------       ------
        Total assets..................................................................            $25,317      $24,519
                                                                                                  =======      =======

                                            LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Advances from affiliates............................................................             $1,234        $ 787
  Notes payable-- banks...............................................................                500        1,804
  Long-term debt due currently........................................................                147          397
  Accounts payable-- trade............................................................                952          820
  Commodity contract liabilities......................................................              1,377        1,138
  Accrued taxes.......................................................................                100          303
  Other current liabilities...........................................................                670          724
                                                                                                  -------      -------
        Total current liabilities.....................................................              4,980        5,973
                                                                                                  -------      -------

Accumulated deferred income taxes.....................................................               3,230        3,227
Investment tax credits................................................................                 445          450
Commodity contract liabilities........................................................                 248          320
Cash flow hedges and other derivative liabilities.....................................                 219          150
Other noncurrent liabilities and deferred credits.....................................               1,618        1,063
Long-term debt, less amounts due currently............................................               7,858        6,613

Preferred stock subject to mandatory redemption.......................................                  17           21

Contingencies (Note 5)

Shareholders' equity (Note 4).........................................................               6,702        6,702
                                                                                                   -------      -------

        Total liabilities and shareholders' equity....................................             $25,317      $24,519
                                                                                                   =======      =======

See Notes to Financial Statements.


                    TXU US HOLDINGS COMPANY AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

1.       SIGNIFICANT ACCOUNTING POLICIES

       Description of Business -- TXU US Holdings Company (US Holdings) is a holding company for TXU Energy Company LLC (TXU Energy) and Oncor Electric Delivery Company (Oncor). US Holdings is a wholly-owned subsidiary of TXU Corp., a Texas corporation. US Holdings has two reportable business segments: TXU Energy and Oncor. See discussion of reportable business segments in Note 6.

      The term "US Holdings" refers to US Holdings and/or its consolidated subsidiaries, depending on the context.

      Basis of Presentation -- The condensed consolidated financial statements of US Holdings and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America (US
GAAP) and, except for the rescission of Emerging Issues Task Force (EITF) Issue No. 98-10, "Accounting for Contracts Involved in Energy Trading and Risk Management Activities," the adoption of Statement of Financial Accounting Standards (SFAS) No. 143, "Accounting for Asset Retirement Obligations" and the adoption of SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections" discussed below, on the same basis as the audited financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2002 (2002 Form 10-K.) In the opinion of management, all other adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results of operations and financial position have been included therein. All intercompany items and transactions have been eliminated in consolidation. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with US GAAP have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Because the consolidated interim financial statements do not include all of the information and footnotes required by US GAAP, they should be read in conjunction with the audited financial statements and related notes included in the 2002 Form 10-K. The results of operations for an interim period may not give a true indication of results for a full year. All dollar amounts in the financial statements and tables in the notes, are stated in millions of US dollars unless otherwise indicated. Certain previously reported amounts have been reclassified to conform to current classifications.

      Changes in Accounting Standards -- In October 2002, the EITF rescinded EITF Issue No. 98-10, which required mark-to-market accounting for all trading activities. SFAS No. 143, became effective on January 1, 2003. As a result of the implementation of these two accounting standards, US Holdings recorded a cumulative effect of changes in accounting principles as of January 1, 2003. (See Note 2 for a discussion of the impacts of these two accounting standards.)

      As a result of guidance provided in EITF Issue No. 02-3, "Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities", US Holdings has not recognized origination gains on commercial/industrial retail contracts in 2003. For the three months ended March 31, 2002, US Holdings had recognized $13 million in origination gains on such contracts.

      SFAS No. 145 became effective on January 1, 2003. One of the provisions of this statement is the rescission of SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt." The adoption of SFAS No. 145 did not result in a reclassification for the three months ended March 31, 2002.

      SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," became effective on January 1, 2003. SFAS No. 146 requires that a liability for costs associated with an exit or disposal activity be recognized only when the liability is incurred and measured initially at fair value. The adoption of SFAS No. 146 did not materially impact US Holdings' results of operations for the three months ended March 31, 2003.

      Financial Accounting Standards Board Interpretation (FIN) No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others - an Interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FIN No. 34" requires recording the fair value of guarantees upon issuance or modification after December 31, 2002. The interpretation also requires expanded disclosures of guarantees (see
Note 5 under Guarantees). The adoption of FIN No. 45 did not materially impact US Holdings' results of operations for the three months ended March 31, 2003.

      FIN No. 46, "Consolidation of Variable Interest Entities" was issued in January 2003. FIN No. 46 provides guidance related to identifying variable interest entities and determining whether such entities should be consolidated. This guidance will be effective for existing variable interest entities in the quarter ending September 30, 2003 and immediately for any new variable interest entities.

      SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," was issued in April 2003 and becomes effective on June 30, 2003. SFAS No. 149 clarifies the definition of a derivative and the treatment in the statement of cash flows when a derivative contains a financing component.

      For accounting standards not yet adopted or implemented, US Holdings is evaluating the potential impact on its financial position and results of operations.

2.    CUMULATIVE EFFECT OF CHANGES IN ACCOUNTING PRINCIPLES

      The following summarizes the effect on results for the three months ended March 31, 2003 for changes in accounting principles effective January 1, 2003:

     Charge from rescission of EITF Issue No. 98-10, net of tax effect of $34 million....    $(63)
     Credit from adoption of SFAS No. 143, net of tax effect of $3 million...............       5
                                                                                             ----
       Total net charge..................................................................    $(58)
                                                                                             ====

      On October 25, 2002, the EITF rescinded EITF Issue No. 98-10, which required mark-to-market accounting for all trading activities. Pursuant to this rescission, only financial instruments that are derivatives under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," will be subject to mark-to-market accounting. Financial instruments that may not be derivatives under SFAS No. 133, but were marked-to-market under EITF Issue No. 98-10, consist primarily of gas transportation and storage agreements, power tolling, full requirements and capacity contracts. This new accounting rule was effective for new contracts entered into after October 25, 2002. Non-derivative contracts entered into prior to October 26, 2002, continued to be accounted for at fair value through December 31, 2002; however, effective January 1, 2003, such contracts were required to be accounted for on a settlement basis. Accordingly, a charge of $97 million ($63 million after-tax) has been reported by TXU Energy as a cumulative effect of a change in accounting principles in the first quarter of 2003. Of the total, $75 million reduced net commodity contract assets and liabilities and $22 million reduced inventory that had previously been marked to market as a trading position. The cumulative effect adjustment represents the net gains previously recognized for these contracts under mark-to-market accounting.

      SFAS No. 143 became effective on January 1, 2003. SFAS No. 143 requires entities to record the fair value of a legal liability for an asset retirement obligation in the period of its inception. For US Holdings, such liabilities relate to nuclear generation plant decommissioning, land reclamation related to lignite mining and removal of lignite plant treatment facilities.
The liability is recorded at its net present value with a corresponding increase in the carrying value of the related long-lived asset. The liability is accreted each period, representing the time value of money, and the capitalized cost is depreciated over the remaining useful life of the related asset.

      As the new accounting rule required retrospective application to the inception of the liability, the effects of the adoption reflect the accretion and depreciation from the liability inception date through December 31, 2002. Further, the effects of adoption take into consideration liabilities of $215 million which was previously (reflected in accumulated depreciation)
US Holdings had previously recorded as depreciation expense and $26 million (reflected in other noncurrent liabilities) of unrealized net gains associated with the decommissioning trust.

      The following table summarizes the impact as of January 1, 2003 of adopting SFAS No. 143:

     Increase in property, plant and equipment - net.................    $488
     Increase in other non-current liabilities and deferred credits..    (528)
     Increase in accumulated deferred income taxes...................      (3)
     Increase in regulatory assets-- net.............................      48
                                                                         ----
     Cumulative effect of change in accounting principles............    $  5
                                                                         ====

       The asset retirement liability at March 31, 2003 was $560 million, comprised of the $554 million liability as a result of the adoption of SFAS No. 143 and $6 million of accretion during the period.

      With respect to nuclear decommissioning costs, US Holdings believes that the adoption of SFAS No. 143 results primarily in timing differences in the recognition of legal asset retirement costs that TXU Energy is currently recovering, as Oncor recovers regulated decommissioning fees from retail electric providers on behalf of TXU Energy and will be deferring such differences as part of the regulatory cost-recovery process.

      On a pro forma basis, prior to deregulation in January 2002, US Holdings' earnings for the years ended December 31, 2001 and 2000 would not have been impacted by the adoption of SFAS No. 143. Assuming SFAS No. 143 had been adopted at the beginning of the periods, earnings for the year ended December 31, 2002 and the three months ended March 31, 2002 would have increased $6.5 million and $1.5 million, respectively, and the liability for asset retirement obligations as of December 31, 2001, March 31, 2002, and December 31, 2002, would have been $522 million, $531 million and $554 million, respectively.

 3.   FINANCING ARRANGEMENTS

      Credit Facilities -- At March 31, 2003, US Holdings had outstanding short-term borrowings consisting of advances from affiliates of $1.2 billion and bank borrowings of $500 million. Weighted average interest rates on short-term borrowings were 2.39% and 2.44% at March 31, 2003 and December 31, 2002, respectively.

      During the first quarter of 2003, $1.3 billion in outstanding short-term borrowings at December 31, 2002, were repaid with proceeds from the issuance of long-term debt in March 2003 and cash flows from operations.

      At March 31, 2003, US Holdings and its subsidiaries had credit facilities (some of which provide for long-term borrowings) as follows:

                                                                                            At March 31, 2003
                                                                            --------------------------------------------------
                                                         Authorized          Facility    Letters of     Cash
Facility                               Expiration Date   Borrowers             Limit       Credit    Borrowings   Availability
--------                               ---------------   ---------             -----       ------    ----------   ------------
364-Day Revolving Credit Facility      April 2003        US Holdings, TXU
                                                           Energy, Oncor      $ 1,000      $  152      $  500       $  348
364-Day Senior Secured Credit Facility December 2003     Oncor                    150          --          --          150
Five -Year Revolving Credit Facility   February 2005     US Holdings            1,400         371          --        1,029
                                                                              -------      ------      ------       ------
      Total  US Holdings                                                      $ 2,550      $  523      $   500      $1,527
                                                                              =======      ======      =======      ======

         In April 2003, all outstanding borrowings under the North America credit facilities of TXU Corp. and its subsidiaries were repaid. A new $450 million revolving credit facility was established for TXU Energy and Oncor, that matures on February 25, 2005. The new facility will be used for working capital and other general corporate purposes, including commercial paper backup and letters of credit, and replaces the $1 billion 364-day revolving credit facility that expired in April 2003. Up to $450 million of letters of credit may be issued under the facility.

         In connection with the restructuring of the North America credit facilities of TXU Corp. and its subsidiaries in April 2003:

     o Oncor cancelled its undrawn $150 million secured 364-day credit facility that was scheduled to expire in December 2003.

     o US Holdings replaced TXU Corp. as the borrower under TXU Corp.'s $500 million three-year revolving credit facility. Concurrently, the facility was reduced to $400 million and TXU Corp. entered into additional separate revolving credit facilities of $45 million and $55 million, each of which expires on May 1, 2005.

     o US Holdings' $1.4 billion five-year revolving credit facility was amended. Among other things, the amendment increased the amount of letters of credit allowed to be issued under the facility to $1 billion from $500 million.

      As a result of the repayments and other activities mentioned above, US Holdings and its consolidated subsidiaries' credit facilities as of May 13, 2003 were as follows:

                                                                                             At May 13, 2003
                                                                            --------------------------------------------------
                                                        Authorized          Facility    Letters of     Cash
Facility                               Expiration Date   Borrowers             Limit       Credit    Borrowings   Availability
--------                               ---------------   ---------             -----       ------    ----------   ------------
Five-Year Revolving Credit Facility    February 2005     US Holdings          $ 1,400      $  377      $   --       $1,023
Revolving Credit Facility              February 2005     TXU Energy, Oncor        450          --          --          450
Three-Year Revolving Credit Facility   May 2005          US Holdings              400          --          --          400
                                                                              -------      ------      ------       ------
      Total US Holdings                                                       $ 2,250      $  377      $   --       $1,873


      In addition to providing back-up of commercial paper issuance by TXU Energy and Oncor, the facilities above are for general corporate and working capital purposes, including providing collateral support for TXU Energy portfolio management activities. At March 31 and May 13, 2003, there was no outstanding commercial paper under these programs.

       Long-Term Debt -- At March 31, 2003 and December 31, 2002, the long-term debt of US Holdings and its consolidated subsidiaries consisted of the following:

                                                                                           March 31,   December31,
                                                                                           ---------   -----------
                                                                                              2003         2002
                                                                                              ----         ----
TXU Energy
----------
  Pollution Control Revenue Bonds:
    Brazos River Authority:
    Floating Taxable Series 1993 due June 1, 2023.......................................... $    --      $    44
    4.900% Fixed Series 1994A due May 1, 2029(b)...........................................      39           39
    5.400% Fixed Series 1994B due May 1, 2029(b)...........................................      39           39
    5.400% Fixed Series 1995A due April 1, 2030(b).........................................      50           50
    5.050% Fixed Series 1995B due June 1, 2030(b)..........................................     118          118
    4.800% Fixed Series 1999A due April 1, 2033(b).........................................     111          111
    6.750% Fixed Series 1999B due September 1, 2034(b).....................................      16           16
    7.700% Fixed Series 1999C due March 1, 2032(b).........................................      50           50
    4.950% Fixed Series 2001A due October 1, 2030(b).......................................     121          121
    4.750% Fixed Series 2001B due May 1, 2029(b)...........................................      19           19
    5.750% Fixed Series 2001C due May 1, 2036(b)...........................................     274          274
    4.250% Fixed Series 2001D due May 1, 2033(b)...........................................     271          271
    1.500% Floating Taxable Series 2001F due December 31, 2036(c)..........................      39           39
    1.500% Floating Taxable Series 2001G due December 31, 2036(c)..........................      72           72
    1.360% Floating Taxable Series 2001H due December 31, 2036(c)..........................      31           31
    1.310% Floating Taxable Series 2001I due December 31, 2036(c)..........................      63           63
    1.250% Floating Series 2002A due May 1, 2037(c)........................................      61           61
    6.750% Fixed  Series 2003A due April 1, 2038(b)........................................      44           --

    Sabine River Authority of Texas:
    6.450% Fixed Series 2000A due June 1, 2021.............................................      51           51
    5.500% Fixed Series 2001A due May 1, 2022(b)...........................................      91           91
    5.750% Fixed Series 2001B due May 1, 2030(b)...........................................     107          107
    4.000% Fixed Series 2001C due May 1, 2028(b)...........................................      70           70
    1.500% Floating Taxable Series 2001D due December 31, 2036(c)..........................      12           12
    1.360% Floating Taxable Series 2001E due December 31, 2036(c)..........................      45           45

    Trinity River Authority of Texas:
    4.900% Fixed Series 2000A due May 1, 2028(b)...........................................      14           14
    5.000% Fixed Series 2001A due May 1, 2027(b)...........................................      37           37

    Other:
    7.000% Fixed Senior Notes - TXU Mining Company LP due May 1, 2003......................      72           72
    6.875% Fixed Senior Notes - TXU Mining Company LP due August 1, 2005...................      30           30
    9.000% Fixed Exchangeable Subordinated Notes due November 22, 2012.....................     750          750
    6.125% Fixed Senior Notes due March 15, 2008...........................................     250           --
    7.000% Fixed Senior Notes due March 15, 2013...........................................   1,000           --
    Capital lease obligations..............................................................      10           10
    Other..................................................................................       8            8
    Unamortized premium and discount.......................................................    (270)        (264)
                                                                                             ------        -----
        Total TXU Energy ..................................................................   3,695        2,451
                                                                                             ------        -----

US Holdings
-----------
    7.170% Fixed Senior Debentures due August 1, 2007......................................      10           10
    9.556% Fixed Notes due in bi-annual installments through December 4, 2019..............      73           73
    8.254% Fixed Notes due in quarterly installments through December 31, 2021.............      67           68
    2.150% Floating Rate Junior Subordinated Debentures, Series D due January 30, 2037(a)..       1            1

    8.175% Fixed Junior Subordinated Debentures, Series E due January 30, 2037.............       8            8
                                                                                             ------       ------
        Total US Holdings .................................................................     159          160
                                                                                             ------       ------


                                                                                           March 31,    December 31,
                                                                                           ---------    -----------
                                                                                              2003         2002
                                                                                              ----         ----
Oncor
------
    9.530% Fixed Medium Term Secured Notes due January 30, 2003............................      --            4
    9.700% Fixed Medium Term Secured Notes due February 28, 2003...........................      --           11
    6.750% Fixed First Mortgage Bonds due March 1, 2003....................................      --          133
    6.750% Fixed First Mortgage Bonds due April 1, 2003....................................      70           70
    8.250% Fixed First Mortgage Bonds due April 1, 2004....................................     100          100
    6.250% Fixed First Mortgage Bonds due October 1, 2004..................................     121          121
    6.750% Fixed First Mortgage Bonds due July 1, 2005.....................................      92           92
    7.875% Fixed First Mortgage Bonds due March 1, 2023....................................     224          224
    8.750% Fixed First Mortgage Bonds due November 1, 2023.................................      --          103
    7.875% Fixed First Mortgage Bonds due April 1, 2024....................................     133          133
    7.625% Fixed First Mortgage Bonds due July 1, 2025.....................................     215          215
    7.375% Fixed First Mortgage Bonds due October 1, 2025..................................     178          178
    6.375% Fixed Senior Secured Notes due May 1, 2012......................................     700          700
    7.000% Fixed Senior Secured Notes due May 1, 2032......................................     500          500
    6.375% Fixed Senior Secured Notes due January 15, 2015.................................     500          500
    7.250% Fixed Senior Secured Notes due January 15, 2033.................................     350          350
    5.000% Fixed Debentures due September 1, 2007..........................................     200          200
    7.000% Fixed Debentures due September 1, 2022..........................................     800          800
    Unamortized premium and discount and fair value adjustments............................     (32)         (35)
                                                                                             ------      -------
        Total Oncor.......................................................................    4,151        4,399
                                                                                             ------      -------
    Total US Holdings consolidated........................................................    8,005        7,010

    Less amount due currently.............................................................      147          397
                                                                                             ------      -------

    Total Long-Term Debt.............................................................       $ 7,858      $ 6,613
                                                                                            =======      =======

    NOTES:
    ------
      (a) Interest rates in effect at March 31, 2003.
      (b) These series are in the multiannual mode and are subject to mandatory tender prior to maturity on the mandatory remarketing date. On such date, a new interest rate and interest rate period will be reset for the bonds.
      (c) Interest rates in effect at March 31, 2003. These series are in a flexible or weekly rate mode and are classified as long-term as they are supported by long-term irrevocable letters of credit. Series in the flexible mode will be remarketed for periods of less than
         270 days.

      In early March 2003, TXU Energy issued $1.25 billion aggregate principal amount of senior unsecured notes in two series in a private placement with registration rights. One series in the amount of $250 million is due March 15, 2008, and bears interest at the annual rate of 6.125%, and the other series in the amount of $1 billion is due March 15, 2013, and bears interest at the annual rate of 7%. Net proceeds from the issuance were used for general corporate purposes, including the repayment of borrowings under credit facilities.

      In March 2003, Oncor redeemed all ($103 million principal amount) of its First Mortgage and Collateral Trust Bonds, 8.75% Series due November 1, 2023, at 104.01% of the principal amount thereof, plus accrued interest to the redemption date.

      In March 2003, Oncor redeemed all ($133 million principal amount) of its First Mortgage Bonds, 6.75% Series, at the maturity date for par value plus accrued interest. A restricted cash deposit of $138 million was utilized to fund the redemption.

      In March 2003, the Brazos River Authority issued $44 million aggregate principal amount of pollution control revenue bonds for TXU Energy. The bonds will bear interest at the annual rate of 6.75% until the mandatory tender date of April 1, 2013. On April 1, 2013, the bonds will be remarketed. Proceeds from the issuance of the bonds were used to refund the entire principal amount of Brazos River Authority Series 1993 pollution control revenue bonds due June 1, 2023.

      In March 2003, the Brazos River Authority Series 1999B and 1999C pollution control revenue bonds (aggregate principal amount of $66 million) were converted from a floating rate mode to a multiannual mode at annual rates of 6.75% and 7.70%, respectively. These rates will remain in effect until 2013 at which time they will be remarketed and the 1999C bonds will be callable.

      In April 2003, the Brazos River Authority Series 1999A pollution control revenue bonds were remarketed. The bonds now bear interest at a fixed annual rate of 7.70% and are callable beginning on April 1, 2013 at a price of 101% until March 31, 2014 and at 100% thereafter.

      In April 2003, Oncor redeemed all ($70 million principal amount) of its First Mortgage Bonds, 6.75% Series, at the maturity date for par value plus accrued interest. The remaining restricted cash deposit of $72 million was utilized to fund the redemption.

      On May 1, 2003, $72 million principal amount of the 7% TXU Mining Company LP (TXU Mining) fixed rate senior notes were repaid on maturity.

      Sale of Receivables -- Certain subsidiaries of TXU Corp. sell trade accounts receivable to TXU Receivables Company, a wholly-owned bankruptcy remote subsidiary of TXU Corp., which sells undivided interests in accounts receivable it purchases to financial institutions. As of March 31, 2003, TXU Energy (through certain subsidiaries), Oncor and TXU Gas Company (TXU Gas) are qualified originators of accounts receivable under the program. TXU Receivables Company may sell up to an aggregate of $600 million in undivided interests in the receivables purchased from the originators under the program. As of March 31, 2003, $1.043 billion face amount of US Holdings' receivables were sold to TXU Receivables Company under the program in exchange for cash of $260 million and $778 million in subordinated notes, with $5 million of losses on sales for the three months ended March 31, 2003 that principally represents the interest costs on the underlying financing. These losses approximated 6% of the cash proceeds from the sale of undivided interests in accounts receivable on an annualized basis. Funding under the program decreased from $368 million at December 31, 2002 to $260 million at March 31, 2003 primarily due to reserve requirements which apply factors from the prior 12-month period in determining the current period reserve. This period reflects the billing and collection delays previously experienced as a result of new systems and processes in TXU Energy and the Electric Reliability Council of Texas (ERCOT) for clearing customers switching and billing data upon the transition to competition.

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

      In October 2002, the program was amended to extend the program to July 2003, to provide for reserve requirement adjustments as the quality of the portfolio changes and to provide for adjustments to reduce receivables in the program by the related amounts of customer deposits held by originators. In February 2003, the program was amended to allow receivables that are 31-90 days past due into the program. TXU Corp. intends to extend the program upon expiration in July 2003.

      Contingencies Related to Receivables Program -- Although TXU Receivables Company expects to be able to pay its subordinated notes from the collections of purchased receivables, these notes are subordinated to the undivided interests of the financial institutions in those receivables, and collections might not be sufficient to pay the subordinated notes. The program may be terminated if either of the following events occurs:

      1) the credit rating for the long-term senior debt securities of all originators and the parent guarantor, if any, declines below BBB- by Standard & Poor's (S&P) or Baa3 by Moody's; or
      2) the delinquency ratio (delinquent for 31 days) for the sold receivables, the default ratio (delinquent for 91 days or deemed uncollectible), the dilution ratio (reductions for discounts, disputes and other allowances) or the days collection outstanding ratio exceed stated thresholds and the financial institutions do not waive such event of termination.

     The delinquency and dilution ratios exceeded the relevant thresholds during the first quarter of 2003, but waivers were granted. These ratios were affected by issues related to the transition to deregulation. Certain billing and collection delays arose due to implementation of new systems and processes within TXU Energy and ERCOT for clearing customer switching and billing data. The billing delays have been resolved but, while improving, the lagging collection issues continue to impact the ratios. The implementation of new provider of last resort rules by the Public Utility Commission of Texas (Commission) and strengthened credit and collection policies and practices are expected to bring the ratios into consistent compliance with the program.

      Under the receivables sale program, all originators are required to maintain a `BBB-' (S&P) and a `Baa3' (Moody's) rating or better (or supply a parent guarantee with a similar rating). A downgrade below the required ratings for an originator would prevent that originator from selling its accounts receivable under the program. If all originators and the parent guarantor, if any, are downgraded so that there are no eligible originators, the facility would terminate.

      The accounts receivable program also contains a cross-default provision with a threshold of $50 million applicable to each of the originators under the program. TXU Receivables Company and TXU Business Services Company each have a cross-default threshold of $50,000. If either an originator, TXU Business Services Company or TXU Receivables Company defaults on indebtedness of the applicable threshold, the facility could terminate.

      Financial Covenants, Credit Rating Provisions and Cross Default Provisions -- The terms of certain financing arrangements of US Holdings and its consolidated subsidiaries contain financial covenants that require maintenance of specified fixed charge coverage ratios, shareholders' equity to total capitalization ratios and leverage ratios and/or contain minimum net worth covenants. TXU Energy's exchangeable subordinated notes also limit its incurrence of additional indebtedness unless a leverage ratio and interest coverage test are met on a pro forma basis. As of March 31, 2003, US Holdings and its subsidiaries were in compliance with all such applicable covenants.

      Certain financing and other arrangements of US Holdings and its subsidiaries contain provisions that are specifically affected by changes in credit ratings and also include cross default provisions. The material cross default provisions are described below.

      Other agreements of US Holdings and its subsidiaries, including some of the credit facilities discussed above, contain terms pursuant to which the interest rates charged under the agreements may be adjusted depending on the credit ratings of US Holdings or its subsidiaries.

      Cross Default Provisions
      ------------------------

      Certain financing arrangements of US Holdings and its subsidiaries contain provisions that would result in an event of default if there is a failure under other financing arrangements to meet payment terms or to observe other covenants that would result in an acceleration of payments due. Such provisions are referred to as "cross default" provisions.

      TXU Corp.'s $45 million and $55 million revolving facilities, which provide back-up for any Oncor and TXU Energy commercial paper issuances, contain a cross default provision with respect to any default by TXU Corp. or any US subsidiary thereof in respect of any indebtedness in a principal amount in excess of $50 million.

      A default by US Holdings or any subsidiary thereof on financing arrangements of $50 million or more would result in a cross-default under the $1.4 billion US Holdings five-year revolving credit facility, the $400 million US Holdings credit facility, the $68.1 million US Holdings letter of credit reimbursement and credit facility agreement and $102 million of TXU Mining senior notes (which have a $1 million threshold).

      A default by TXU Energy or Oncor or any subsidiary thereof in respect of indebtedness in a principal amount in excess of $50 million or more would result in a cross-default for such party under the TXU Energy/Oncor $450 million revolving credit facility. Under this credit facility, a default by TXU Energy or any subsidiary thereof would cause the maturity of outstanding balances under such facility to be accelerated as to TXU Energy, but not as to Oncor. Also, under this credit facility, a default by Oncor or any subsidiary thereof would cause the maturity of outstanding balances to be accelerated under such facility as to Oncor, but not as to TXU Energy.

      A default or similar event under the terms of TXU Energy's exchangeable subordinated notes (or any security of TXU Energy or its subsidiaries issued directly or indirectly upon the conversion, exchange or extension (in whole or in part) of such notes) that results in the acceleration (or other mandatory repayment prior to the maturity date) of such notes or such other security or the failure to pay such notes or such other security at maturity would result in a default under TXU Energy's $1.25 billion senior unsecured notes.

      TXU Energy has entered into certain mining and equipment leasing arrangements aggregating $124 million that would terminate upon the default of any other obligations of TXU Energy owed to the lessor. In the event of a default by TXU Mining, a subsidiary of TXU Energy, on indebtedness in excess of $1 million, a cross default would result under the $31 million TXU Mining leveraged lease and the lease would terminate.

      TXU Energy enters into energy-related contracts, the master forms of which contain provisions whereby an event of default would occur if TXU Energy were to default under an obligation in respect of borrowings in excess of thresholds stated in the contracts, which thresholds vary.

      US Holdings and its subsidiaries have other arrangements, including interest rate and currency swap agreements and leases with cross default provisions, the triggering of which would not result in a significant effect on liquidity.

4.    SHAREHOLDERS' EQUITY

                                                                                    March 31,  December 31,
                                                                                       2003        2002
                                                                                   ---------    -----------
     Shareholders' equity:
         Preferred stock - not subject to mandatory redemption.........            $  115          $  115
                                                                                   ------          ------
         Common stock without par value:
            Authorized shares:  180,000,000
            Outstanding shares:  March 31, 2003
              and December 31, 2002-- 52,817,862 ......................             2,514           2,514
         Retained earnings.............................................             4,290           4,261
         Accumulated other comprehensive loss..........................              (217)           (188)
                                                                                   ------          ------
                   Total common stock equity...........................             6,587           6,587
                                                                                   ------          ------

                   Total shareholders' equity..........................            $6,702          $6,702
                                                                                   ======          ======

      On November 15, 2002, US Holdings declared a cash dividend of $250 million which was paid to TXU Corp. on January 2, 2003. On April 1, 2003, US Holdings repurchased 6,250,000 shares of its common stock from TXU Corp. and TXU Energy Industries Company, the holders of all of its outstanding common stock, for a purchase price of $40.00 per share.

5.       CONTINGENCIES

      Guarantees -- US Holdings has entered into contracts that contain guarantees to outside parties that could require performance or payment under certain conditions. These guarantees have been grouped based on similar characteristics and are described in detail below.

      Project development guarantees -- In 1990, US Holdings repurchased an electric co-op's minority ownership interest in the Comanche Peak nuclear generation plant and assumed the co-op's indebtedness to the US government for the facilities. US Holdings is making principal and interest payments to the co-op in an amount sufficient for the co-op to make payments on its indebtedness. US Holdings guaranteed the co-op's payments, and in the event that the co-op fails to make its payments on the indebtedness, the US government would assume the co-op's rights under the agreement, and such payments would then be owed directly by US Holdings. At March 31, 2003, the balance of the indebtedness was $140 million with maturities of principal and interest extending to December 2021. The indebtedness is secured by a lien on the purchased facilities.

      Residual value guarantees in operating leases -- US Holdings is the lessee under various operating leases that obligate it to guarantee the residual values of the leased facilities. At March 31, 2003, the aggregate maximum amount of residual values guaranteed was approximately $275 million with an estimated residual recovery of approximately $211 million. The average life of the lease portfolio is approximately nine years.

      Shared saving guarantees -- US Holdings has guaranteed that certain customers will realize specified annual savings resulting from energy management services it has provided. In aggregate, the average annual savings has exceeded the annual savings guaranteed. The maximum potential annual payout is approximately $9 million and the maximum total potential payout is approximately $56 million. The fair value of guarantees issued during the three months ended March 31, 2003 was $1.8 million with a maximum potential payout of $42 million. The average remaining life of the portfolio is approximately five years.

      Standby letters of credit -- US Holdings has entered into various agreements that require letters of credit for financial assurance purposes. Approximately $523 million of letters of credit were outstanding at March 31, 2003, to support existing floating rate pollution control revenue bond debt of approximately $432 million. The letters of credit are available to fund the payment of such debt obligations. These letters of credit have expiration dates in 2003 and 2004; however, US Holdings intends to provide from either existing or new facilities for the extension, renewal or substitution of these letters of credit to the extent required for such floating rate debt or their remarketing as fixed rate debt. In April 2003, approximately $173 million of the $523 million of letters of credit referenced above were terminated as a result of the refinancing of approximately $110 million of floating rate pollution control revenue bonds.

      US Holdings has outstanding letters of credit in the amount of $111 million to support portfolio management margin requirements in the normal course of business. As of March 31, 2003, approximately 78% of the obligations supported by these letters of credit mature within one year, and substantially all of the remainder mature in the second year.

      Other - US Holdings has entered into contracts with public agencies to purchase cooling water for use in the generation of electric energy and has agreed, in effect, to guarantee the principal, $16 million at March 31, 2003, and interest on bonds issued by the agencies to finance the reservoirs from which the water is supplied. The bonds mature at various dates through 2011 and have interest rates ranging from 5.50% to 7.00%. US Holdings is required to make periodic payments equal to such principal and interest, including amounts assumed by a third party and reimbursed to US Holdings. In addition, US Holdings is obligated to pay certain variable costs of operating and maintaining the reservoirs. US Holdings has assigned to a municipality all its contract rights and obligations in connection with $19 million remaining principal amount of bonds at March 31, 2003, issued for similar purposes, which had previously been guaranteed by US Holdings. US Holdings is, however, contingently liable in the unlikely event of default by the municipality.

      Legal Proceedings -- In September 1999, Quinque Operating Company (Quinque) filed suit in the State District Court of Stevens County, Kansas against over 200 gas pipeline companies, including TXU Gas (named in the litigation as ENSERCH Corporation). The suit was removed to federal court; however, a motion to remand the case back to Kansas State District Court was granted in January 2001, and the case is now pending in Stevens County, Kansas. The plaintiffs amended their petition to join TXU Fuel Company (TXU Fuel), a subsidiary of TXU Energy, as a defendant in this litigation. Quinque has dismissed its claims and a new lead plaintiff has filed an amended petition in which the plaintiffs seek to represent a class consisting of all similarly situated gas producers, overriding royalty owners, working interest owners and state taxing authorities either from whom defendants had purchased natural gas or who received economic benefit from the sale of such gas since January 1, 1974. The petition alleges that the defendants have mismeasured both the volume and heat content of natural gas delivered into their pipelines resulting in underpayments to plaintiffs. On April 10, 2003, the District Court entered an order denying the plaintiffs' motion seeking certification of a class. No amount of damages has been specified in the petition with respect to TXU Gas or TXU Fuel, and neither TXU Gas nor TXU Fuel have purchased natural gas from the named plaintiffs in the litigation. While TXU Gas and TXU Fuel are unable to estimate any possible loss or predict the outcome of this case, TXU Gas and TXU Fuel believe these claims are without merit and intend to vigorously defend this suit.

      On April 28, 2003, a lawsuit was filed by a former employee of TXU Portfolio Management Company LP (TXU Portfolio Management), in the United States District Court for the Northern District of Texas, Dallas Division, against TXU Corp., TXU Energy and TXU Portfolio Management. Plaintiff asserts claims under
Section 806 of the Sarbanes Oxley-Act of 2002 (Sarbanes-Oxley) arising from plaintiff's employment termination and claims for breach of contract relating to payment of certain bonuses. Plaintiff seeks back pay, payment of bonuses and alternatively, reinstatement or future compensation, including bonuses. US Holdings believes the plaintiff's claims are without merit. The plaintiff was terminated as the result of a reduction in force, not as a reaction to any concerns the plaintiff had expressed and plaintiff was not in a position with TXU Portfolio Management such that he had knowledge or information that would qualify the plaintiff to evaluate TXU Corp.'s financial statements or assess the adequacy of TXU Corp.'s financial disclosures. Thus, US Holdings does not believe that there is any merit to the plaintiff's claims under Sarbanes-Oxley. Accordingly, TXU Corp., TXU Energy and TXU Portfolio Management intend to vigorously defend the litigation. While TXU Corp., TXU Energy and TXU Portfolio Management dispute the plaintiff's claims, like any litigation, US Holdings is unable to predict the outcome of this litigation or the possible loss in the event of an adverse judgment.

      US Holdings is involved in various legal and administrative proceedings, the ultimate resolution of which should not have a material effect upon its financial position, results of operations or cash flows.

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

6.    SEGMENT INFORMATION

      US Holdings has two reportable business segments: TXU Energy and Oncor.

      TXU Energy (formerly Energy segment) - consists of operations which are principally in the competitive Texas market, and involving power production, wholesale energy sales, retail energy sales and services, and portfolio management, including risk management and certain trading activities.

      Oncor (formerly Electric Delivery segment) - consists of regulated operations in Texas involving the transmission and distribution of electricity.

      Effective with reporting for the three months ended March 31, 2003, results for the TXU Energy segment exclude expenses incurred by the US Holdings holding company in order to present the segment on the same basis as the separate reporting for TXU Energy Company LLC and as results of the business are evaluated by management. The activities of the holding company consist primarily of servicing of approximately $160 million of debt. Prior year amounts are presented on the revised basis.

                                                                        Three Months Ended
                                                                              March 31,
                                                                         -----------------
                                                                          2003       2002
                                                                          ----       ----
Operating revenues:
    TXU Energy .....................................................   $ 1,806    $ 1,799
    Oncor ..........................................................       506        494
    Eliminations ...................................................      (380)      (416)
                                                                       -------    -------
          Consolidated .............................................   $ 1,932    $ 1,877
                                                                       =======    =======

Regulated revenues included in operating revenues:
    TXU Energy .....................................................   $  --      $  --
    Oncor ..........................................................       506        494
    Eliminations ...................................................      (377)      (416)
                                                                       -------    -------
          Consolidated .............................................   $   129    $    78
                                                                       =======    =======

Affiliated revenues included in operating revenues:
    TXU Energy .....................................................   $     3    $  --
    Oncor ..........................................................       377        416
    Eliminations ...................................................      (380)      (416)
                                                                       -------    -------
          Consolidated .............................................   $  --      $  --
                                                                       =======    =======

Income before cumulative effect of changes in accounting principles:
    TXU Energy .....................................................   $    35    $   187
    Oncor ..........................................................        61         71
    Other ..........................................................        (7)        (5)
                                                                       -------    -------
          Consolidated .............................................   $    89    $   253
                                                                       =======    =======

7.    SUPPLEMENTARY FINANCIAL INFORMATION

      Regulated Versus Unregulated Operations --

                                                                           Three Months Ended
                                                                                March 31,
                                                                         ----------------------
                                                                          2003             2002
                                                                          ----             ----
Operating revenues:
    Regulated .......................................................  $   506          $   494
    Unregulated .....................................................    1,806            1,799
    Intercompany sales eliminations - regulated .....................     (377)            (416)
    Intercompany sales eliminations - unregulated ...................       (3)            --
                                                                       -------          -------
         Total operating revenues ...................................    1,932            1,877
                                                                       -------          -------
Costs and operating expenses:
    Cost of energy sold and delivery fees - unregulated* ............      838              525
    Operating costs - regulated .....................................      173              152
    Operating costs - unregulated ...................................      193              162
    Depreciation and amortization - regulated .......................       69               64
    Depreciation and amortization - unregulated .....................      113              119
    Selling, general and administrative expenses - regulated ........       49               57
    Selling, general and administrative expenses - unregulated ......      144              220
    Franchise and revenue-based taxes - regulated ...................       60               66
    Franchise and revenue-based taxes - unregulated .................       33               34
    Other income ....................................................       (9)              (3)
    Other deductions ................................................        1                3
    Interest income .................................................       (5)              (1)
    Interest expense and other charges ..............................      151              105
                                                                       -------          -------
         Total costs and expenses ...................................    1,810            1,503
                                                                       -------          -------
Income before income taxes ..........................................  $   122          $   374
                                                                       =======          =======

      * Includes cost of fuel consumed of $413 million in 2003 and $259 million in 2002. The balance represents energy purchased for resale and delivery fees.

      The operations of the TXU Energy segment are included above as unregulated, as the Texas market is now open to competition. However, retail pricing to residential and small business customers in its historical service territory continues to be subject to certain price controls.

      Other Income and Deductions --

                                                                   Three Months Ended
                                                                         March 31,
                                                                   ------------------
                                                                     2003        2002
                                                                     ----        ----
Other income:
      Net gain on sale of businesses..........................     $      6 $      -
      Lignite coal royalties..................................            -        2
      Allowance for funds used during construction............            1        1
           Other..............................................            2        -
                                                                   -------- --------
          Total other income..................................     $      9 $      3
                                                                   ======== ========
Other deductions:
      Equity in losses of unconsolidated subsidiaries.........     $      - $      1
           Other..............................................            1        2
                                                                   -------- --------
          Total other deductions..............................     $      1 $      3
                                                                   ======== ========

      Interest Expense and Related Charges --

                                                                    Three Months Ended
                                                                         March 31,
                                                                    ------------------
                                                                       2003       2002
                                                                       ----       ----

Interest......................................................     $    146 $    103
Amortization of deferred debt costs...........................            8        5
Allowance for borrowed funds used during construction
    and capitalized interest..................................           (3)      (3)
                                                                     ------    -----
        Total interest expense and other related charges......        $ 151    $ 105
                                                                      =====    =====


      Regulatory Assets and Liabilities --
                                                                      March 31,   December 31,
                                                                        2003          2002
                                                                        ----          ----
Regulatory Assets:
Generation-related regulatory assets subject to securitization.       $1,652        $1,652
Securities reacquisition costs.................................          125           124
Recoverable deferred income taxes-- net........................           77            76
Other regulatory assets........................................          115            46
                                                                     -------        ------
    Total regulatory assets....................................        1,969         1,898
                                                                     -------        ------

Regulatory Liabilities:
Liability related to excess mitigation credit..................          125           170
ITC and protected excess deferred taxes........................           95            98
                                                                     -------        ------
    Total regulatory liabilities...............................          220           268
                                                                     -------        ------

    Net regulatory assets......................................       $1,749        $1,630
                                                                      ======        ======

       Included above are assets of $1.8 billion at March 31, 2003 and December 31, 2002, that were not earning a return. Of the assets not earning a return, $1.652 billion is expected to be recovered over the term of the securitization bonds expected to be issued by Oncor in 2003 and 2004 pursuant to the regulatory settlement plan approved by the Commission. All other regulatory assets have a remaining recovery period of 15 to 48 years.

      Included in other regulatory assets as of March 31, 2003 was $57 million related to nuclear decommissioning liabilities. (See Note 2 for a discussion of the accounting impact of recording asset retirement obligations.)

      Restricted Cash -- At March 31, 2003, approximately $72 million of the net proceeds from Oncor's issuance of senior secured notes in December 2002 remained in a trust to pay interest and principal of First Mortgage Bonds of Oncor due on April 1, 2003, and was reported in current assets on the balance sheet. Other restricted cash included $69 million as collateral for letters of credit issued and was reported in investments on the balance sheet.

      Accounts Receivable -- At March 31, 2003 and December 31, 2002, accounts receivable are stated net of allowance for uncollectible accounts of $67 million and $72 million, respectively.

      Accounts receivable included $467 million and $505 million of unbilled revenues at March 31, 2003 and December 31, 2002, respectively.

      Intangible Assets -- SFAS No. 142, "Goodwill and Other Intangible Assets," became effective for US Holdings on January 1, 2002. SFAS No. 142 requires, among other things, the allocation of goodwill to reporting units based upon the current fair value of the reporting units, and the discontinuance of goodwill amortization. SFAS No. 142 also requires additional disclosures regarding intangible assets (other than goodwill) that are amortized or not amortized:

                                                  As of March 31, 2003                 As of December 31, 2002
                                             ------------------------------       ----------------------------
                                             Gross                                 Gross
                                            Carrying  Accumulated                Carrying Accumulated
                                             Amount   Amortization     Net        Amount  Amortization      Net
Amortized intangible assets (included in
  property, plant and equipment):
    Capitalized software..............        $380        $148        $232          $368       $131        $237
    Land easements....................         179          61         118           180         61         119
    Mineral rights and other..........          31          20          11            31         20          11
                                            ------      ------      ------        ------     ------      ------
          Total.......................        $590        $229        $361          $579       $212        $367
                                              ====        ====        ====          ====       ====        ====

      Aggregate US Holdings amortization expense for intangible assets was $15 million for the three months ended March 31, 2003 and 2002, respectively.

      At March 31, 2003 and December 31, 2002, goodwill of $558 million was stated net of accumulated amortization of $67 million.

      Commodity Contracts -- At March 31, 2003 and December 31, 2002, current and noncurrent commodity contract assets totaling $1.8 billion are stated net of applicable credit (collection) and performance reserves totaling $38 million and $43 million, respectively. Performance reserves are provided for direct, incremental costs to settle the contracts.

        Inventories by Major Category --
                                                                           March 31,  December 31,
                                                                            2003          2002
                                                                          --------     ---------
Materials and supplies......................................                 $212           $ 211
Fuel stock..................................................                   64              70
Gas stored underground......................................                   36              57
                                                                           ------         -------
    Total inventories.......................................                 $312           $ 338
                                                                             ====           =====

      Inventories were reduced by $22 million as a result of the rescission of EITF Issue No. 98-10 as discussed in Note 2.

      Property, plant and equipment -- At March 31, 2003 and December 31, 2002, property, plant and equipment was stated net of accumulated depreciation and amortization of approximately $10.4 billion.

      As of March 31, 2003, substantially all of Oncor's electric utility property and equipment (with a net book value of $6.1 billion) was pledged as collateral for Oncor's first mortgage bonds and senior secured notes.

      Derivatives and Hedges -- US Holdings experienced net hedge ineffectiveness of $6 million, reported as a gain in revenues, for the three months ended March 31, 2003.

      As of March 31, 2003, it is expected that $82 million of after-tax net losses accumulated in other comprehensive income primarily related to commodities hedges will be reclassified into earnings during the next twelve months. This amount represents the projected value of the hedges over the next twelve months relative to what would be recorded if the hedge transactions had not been entered into. The amount expected to be reclassified is not a forecasted loss incremental to normal operations, but rather it demonstrates the extent to which volatility in earnings (which would otherwise exist) is mitigated through the use of cash flow hedges.

      Affiliate Transactions -- The following represent significant affiliate transactions of US Holdings:

      Average daily short-term advances from affiliates during the first three months of 2003 and 2002 were $869 million and $1.3 billion, respectively, and interest expense incurred on the advances was $5 million and $11 million, respectively. The average interest rates for the first three months of 2003 and 2002 were 2.33% and 3.09%, respectively.

      TXU Business Services Company, a subsidiary of TXU Corp., charges US Holdings for certain financial, accounting, information technology, environmental, procurement and personnel services and other administrative services at cost. For the first three months of 2003 and 2002, these costs totaled $89 million and $105 million, respectively, and are included in selling, general and administrative expenses.

      US Holdings charges TXU Gas, a subsidiary of TXU Corp., for customer and administrative services. For the first three months of 2003 and 2002, these charges totaled $15 million and $14 million, respectively, and are largely reported as a reduction in selling, general and administrative expenses.

      Supplemental Cash Flow Information -- See Note 2 for the effects of adopting SFAS No. 143, which was a noncash transaction.

INDEPENDENT ACCOUNTANTS' REPORT



TXU US Holdings Company:

We have reviewed the accompanying condensed consolidated balance sheet of TXU US Holdings Company and subsidiaries (US Holdings) as of March 31, 2003, and the related condensed statements of consolidated income, comprehensive income and cash flows for the three-month periods ended March 31, 2003 and 2002. These financial statements are the responsibility of US Holdings' management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of US Holdings as of December 31, 2002, and the related statements of consolidated income, comprehensive income, cash flows and shareholders' equity for the year then ended (not presented herein); and in our report (which includes an explanatory paragraph related to the adoption of Statement of Financial Accounting Standards No. 142), dated February 14, 2003 (and March 19, 2003 as to
Note 18 therein), we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2002, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

As discussed in Note 2 to the Notes to Financial Statements, US Holdings changed its method of accounting for asset retirement obligations in 2003 in connection with the adoption of Statement of Financial Accounting Standards No. 143, "Asset Retirement Obligations" and changed its method for accounting for certain contracts with the rescission of Emerging Issues Task Force Issue 98-10 "Accounting for Contracts Involved in Energy Trading and Risk Management Activities."




DELOITTE & TOUCHE  LLP

Dallas, Texas
May 15, 2003

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BUSINESS

      TXU US Holdings Company (US Holdings) is a holding company for TXU Energy Company LLC (TXU Energy) and Oncor Electric Delivery Company (Oncor). US Holdings is a wholly-owned subsidiary of TXU Corp., a Texas corporation.

      US Holdings engages, through TXU Energy, in power production (electricity generation), wholesale energy sales, retail energy sales and related services, portfolio management, including risk management and certain trading activities, as well as, through Oncor in the transmission and distribution (T&D) of electricity.

      US Holdings' consolidated operations consist of its TXU Energy and Oncor business segments and the activity of the holding company, which consists primarily of servicing approximately $160 million in debt.

      The term "US Holdings" refers to US Holdings and/or its consolidated subsidiaries, depending on the context.

      Dollar amounts in the following tables are stated in millions of US dollars, unless otherwise noted.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2003 Compared to Three Months Ended March 31, 2002
-------------------------------------------------------------------------------

      Reference is made to comparisons of results by business segment following the discussion of consolidated results presented below.

      US Holdings' operating revenues increased $55 million, or 3%, to $1.9 billion in 2003. The revenue growth reflected an increase in the Oncor segment of $12 million, or 2%, and a nominal increase in the TXU Energy segment of $7 million. The balance of the revenue growth, $36 million, reflected a lower intercompany sales elimination between the two segments, as sales by the Oncor segment to unaffiliated retail electric providers (REPs) have increased with the opening of the Texas market to competition on January 1, 2002. Revenue growth in the Oncor segment was driven by increased disconnect/reconnect fees, due to greater competition-related customer switching activities, and growth in points of delivery. Revenue performance in the TXU Energy segment reflected lower large commercial/industrial retail sales due to declines in volume and pricing offset by favorable results from portfolio management activities and increased wholesale pricing and sales volumes.

Gross Margin

                                                                               Three Months Ended
                                                                                      March 31,
                                                                 -----------------------------------------------
                                                                                % of                      % of
                                                                   2003       Revenue         2002       Revenue

Operating revenues.....................................          $ 1,932         100%        $ 1,877        100%
Cost and expenses:
     Cost of energy sold and delivery fees.............              838          43%            525         28%
     Operating costs...................................              366          19%            314         17%
     Depreciation and amortization related to operating
         assets........................................              168           9%            163          9%
                                                                 -------       -----         -------     ------
Gross margin...........................................          $   560          29%        $   875         46%
                                                                 =======       =====         =======     ======


      Gross margin decreased $315 million, or 36%, to $560 million in 2003. This decline was driven by the TXU Energy segment, reflecting lower volumes and prices in the large commercial/industrial retail electric business, as well as the effect of higher natural gas costs on fuel and purchased power costs, and higher operating costs, partially offset by favorable results from portfolio management activities. Mark-to-market accounting for commodity contracts reduced revenues and gross margin by $23 million in 2003 (as compared to accounting on a settlement basis), and reduced results by $146 million in 2002. Operating costs rose $52 million, or 17%, to $366 million primarily due to employee severance cost, higher pension and postemployment costs, increased insurance expenses, higher operating costs in the small strategic retail services business and higher transmission costs paid to other utilities.

      Effective with the second quarter of 2003, TXU Energy expects to adjust depreciation rates related to its generation facilities, based on a review of the remaining depreciable lives of its generation fleet. This change in estimate is anticipated to result in a reduction of approximately $50 million in annual depreciation expense and is due primarily to an extension in the estimated useful life of its nuclear generation facility of approximately 11 years (to
2041), partially offset by higher depreciation expense in lignite and gas facilities.

      Selling, general and administrative (SG&A) expense decreased $84 million, or 30%, to $193 million in 2003. The decrease was driven by the TXU Energy segment and reflected lower bad debt expense and cost reduction initiatives. Bad debt expense declined primarily due to the favorable resolution of most billing issues experienced in 2002 in connection with the transition to competition in Texas. Cost reductions, primarily lower staffing and related administrative expenses, were initiated in response to the completion of the transition to competition in Texas, the industry-wide decline in portfolio management activities and the expected deferral of deregulation of energy markets in other states. The effects of these cost reduction initiatives were partially offset by employee severance costs and higher computer software costs and marketing expenses. Favorable comparisons of SG&A expenses are expected to continue over the balance of 2003.

      Franchise and revenue-based taxes decreased $7 million, or 7%, to $93 million due primarily to lower retail revenues on which gross receipts taxes are based.

      Other income increased $6 million to $9 million in 2003, primarily reflecting a net $6 million gain on the sale of certain retail commercial and industrial gas operations.

      Other deductions decreased $2 million to $1 million in 2003 due primarily to lower equity losses from an unconsolidated investment.

      Interest income increased $4 million to $5 million in 2003, primarily reflecting higher cash balances on hand as credit facilities were drawn down in the fourth quarter of 2002 to enhance liquidity.

      Interest expense and other charges increased $46 million, or 44%, to $151 million in 2003. The increase reflects $32 million due to higher average debt levels resulting from funds drawn under the credit facilities, $10 million increase due to higher average interest rates resulting from the replacement of short-term debt with permanent financing, including credit line fees and $4 million increase due to the amortization of discount on the TXU Energy exchangeable subordinated notes.

      The effective income tax rate was 27.0% in 2003 compared to 32.4% in 2002. The decrease was driven by the effect of comparable (to 2002) tax benefit amounts of depletion allowances and amortization of investment tax credits on a lower income base in 2003.

      Income before cumulative effect of changes in accounting principles declined $164 million, or 65%, to $89 million in 2003. This performance reflected a decline of $152 million, or 81%, to $35 million in the TXU Energy segment driven by the decreased gross margin and higher interest expense, partially offset by decreased SG&A expenses, and a decline of $10 million, or 14%, to $61 million in the Oncor segment. TXU Energy's 2003 results also reflected a $16 million (after tax) gain, primarily reported in revenues, on the settlement of outstanding counterparty default events and $11 million (after tax) in severance charges. Net pension and postretirement benefit costs reduced net income by $17 million in 2003 and $10 million in 2002.

      The cumulative effect of changes in accounting principles, representing an after-tax charge of $58 million, reflects the rescission of Emerging Issues Task Force (EITF) Issue No. 98-10, "Accounting for Contracts Involved in Energy Trading and Risk Management Activities," and the adoption of Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations." See Note 2 to Financial Statements for further discussion.

COMMODITY CONTRACT AND MARK-TO-MARKET ACTIVITIES

      The table below summarizes the changes in commodity contract assets and liabilities for the three months ended March 31, 2003. The net decrease, excluding "cumulative effect of change in accounting principle" and "other activity" as described below, of $23 million represents the net unfavorable effect of mark-to-market accounting on earnings for the three months ended March 31, 2003. This effect represents the difference between earnings under mark-to-market accounting versus accounting for gains and losses upon settlement of the contracts.

         Balance of net commodity contract assets/(liabilities) at December 31, 2002...    $  316

         Cumulative effect of change in accounting principle (1) ......................       (75)

         Settlements of positions included in the opening balance (2) .................       (56)

         Unrealized mark-to-market valuations of positions held at end of period (3)...        33

         Other activity (4)............................................................       (34)
                                                                                           ------
         Balance of net commodity contract assets at March 31, 2003 ...................    $  184
                                                                                           ======

(1) Represents a portion of the pre-tax cumulative effect of the rescission of EITF Issue No. 98-10. (See Note 2 to Financial Statements).
(2) Represents unrealized mark-to-market valuations of these positions recognized in earnings as of the beginning of the period.
(3) There were no significant changes in fair value attributable to changes in valuation techniques.
(4) Represents net option premiums paid/(received) in the current period and the sale of certain retail commercial and industrial gas operations. These activities have no effect on unrealized mark-to-market valuations.

      As a result of guidance in EITF Issue No. 02-3, "Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities," US Holdings has not recognized origination gains on commercial/industrial retail contracts in 2003. (See Note 1 to Financial Statements.)

      Maturity Table -- Of the net commodity contract asset balance above at March 31, 2003, the amount representing unrealized mark-to-market net gains that have been recognized in current and prior periods' earnings is $232 million. The offsetting net liability of $48 million included in the March 31, 2003 balance consists of unamortized net option premiums received. The following table presents the unrealized mark-to-market balance at March 31, 2003 scheduled by contractual settlement dates of the underlying positions.

                                      Maturity dates of unrealized net mark-to-market balances at March 31, 2003
                                     ---------------------------------------------------------------------------
                                          Maturity                                     Maturity in
                                         less than   Maturity of      Maturity of       Excess of
    Source of fair value                  1 year      1-3 years        4-5  years        5 years         Total
    ----------------------            ------------  ------------     ------------       ---------        -----

    Prices actively quoted..               $  4            $ (1)          $ --            $ --          $  3
    Prices provided by other
      external sources......                 96              60             11               2           169
    Prices based on models..                 46              14             --              --            60
                                           ----            ----           ----            ----          ----
    Total...................               $146            $ 73           $ 11            $  2          $232
                                           ====            ====           ====            ====          ====
    Percentage of total ....                 63%             31%             5%              1%          100%

      As the above table indicates, approximately 94% of the unrealized mark-to-market valuations at March 31, 2003 mature within three years. This is reflective of the terms of the positions and the methodologies employed in valuing positions for periods where there is less market liquidity and visibility. The "prices actively quoted" category reflects only exchange traded contracts with active quotes available through 2005. The "prices provided by other external sources" category represents forward commodity positions at locations for which over-the-counter (OTC) broker quotes are available. OTC quotes for power and natural gas generally extend through 2005 and 2010, respectively. The "prices based on models" category contains the value of all non-exchange traded options, valued using industry accepted option pricing models. In addition, this category contains other contractual arrangements, which may have both forward and option components. In many instances, these contracts can be broken down into their component parts and modeled by US Holdings as simple forwards and options based on prices actively quoted. As the modeled value is ultimately the result of a combination of prices from two or more different instruments, it has been included in this category.

SEGMENTS

Financial Results

TXU Energy
----------

                                                                          Three Months Ended
                                                                              March 31,
                                                                         --------------------
                                                                           2003         2002
                                                                           ----         ----
Operating revenues.....................................                   $ 1,806      $ 1,799
                                                                          -------      -------

Costs and expenses:

   Cost of energy sold and delivery fees............................        1,218          941

   Operating costs..................................................          193          162

   Depreciation and amortization....................................          113          119

   Selling, general and administrative expenses.....................          144          220

   Franchise and revenue-based taxes................................           28           30

   Other income.....................................................           (8)          (2)

   Other  deductions................................................            2            3

   Interest income..................................................           (2)          (9)

   Interest expense and other charges...............................           77           59
                                                                          -------      -------

       Total costs and expenses ....................................        1,765        1,523
                                                                          -------      -------

Income before income taxes and cumulative effect of changes in
 accounting principles..............................................           41          276

Income tax expense..................................................            6           89
                                                                            -------      -------

Income before cumulative effect of changes in accounting principles..      $    35      $   187
                                                                            =======      =======

Segment Highlights

                                                                              Three Months Ended
                                                                                    March 31,
                                                                              -------------------
                                                                              2003           2002
                                                                              ----           ----
Operating statistics
Retail electric sales volumes (Gigawatt hours-- GWh)...................      19,398         22,386

Wholesale electric sales volumes (GWh).................................       7,451          6,199

Retail electric customers (end of period and in thousands - number of
  meters)..............................................................       2,701          2,756


                                                                               Three Months Ended
                                                                                    March 31,
                                                                             ---------------------
                                                                             2003             2002
                                                                             ----             ----
Operating revenues (millions of dollars)
Retail electric:
 Residential...........................................................      $ 684         $  695
 Commercial and industrial.............................................        748          1,050
                                                                             -----         ------
          Total........................................................      1,432          1,745
                                                                             -----          -----
Wholesale electric ....................................................        237            146
Wholesale energy  portfolio management activities......................         91            (63)
Other revenues.........................................................         46            (29)
                                                                            ------         ------
          Total operating revenues.....................................     $1,806         $1,799
                                                                            ======         ======
Weather (average for service area)
      Percent of normal:
             Cooling degree days.......................................       50.0%          94.1%
             Heating degree days.......................................      106.6%         101.5%

-----------------------
    Weather data is obtained from Meterlogix, a private company that collects weather data from reporting stations of the National
    Oceanic and Atmospheric Administration (a federal agency under the US Department of Commerce).

Three Months Ended March 31, 2003 Compared to Three Months Ended March 31, 2002
-------------------------------------------------------------------------------

      Effective with reporting for the three months ended March 31, 2003, results for the TXU Energy segment exclude expenses incurred by the US Holdings holding company in order to present the segment on the same basis as the separate reporting for TXU Energy Company LLC and as results of the business are evaluated by management. The activities of the holding company consist primarily of servicing of approximately $160 million of debt. Prior year amounts are presented on the revised basis.

      Operating revenues for the TXU Energy segment increased a nominal $7 million to $1.8 billion in 2003. Retail electric revenues declined $313 million, or 18%, to $1.4 billion, reflecting a $233 million reduction due to lower volumes and an $80 million reduction due to lower average prices. A 13% decline in overall retail electric sales volumes was primarily due to the effects of increased competitive activity in the large commercial and industrial segment of the market. The price variance primarily reflects lower average commercial and industrial prices, reflecting the effect of large customers remaining on regulated or "standard offer" rates, some into the second quarter of 2002, while evaluating competitive offers before contracting at new, lower rates. Wholesale electric revenues increased $91 million, or 62%, to $237 million reflecting a $61 million increase due to higher average prices and a $30 million increase due to higher volumes. Higher wholesale electric prices reflect significantly higher natural gas costs. The increase in wholesale electric volumes reflected a partial shift in the large commercial and industrial customer base from retail to wholesale services. Wholesale portfolio management activities posted a net improvement of $154 million due to the effect of favorable price movements on commodity contract positions.


Gross Margin

                                                                               Three Months Ended
                                                                                      March 31,
                                                                 -----------------------------------------------
                                                                                % of                       % of
                                                                   2003        Revenue         2002       Revenue
                                                                   ----        -------         ----       -------
Operating revenues.....................................          $ 1,806         100%        $ 1,799        100%
Cost and expenses:
     Cost of energy sold and delivery fees.............            1,218          67%            941         52%
     Operating costs...................................              193          11%            162          9%
     Depreciation and amortization related to operating
         assets........................................              102           6%            101          6%
                                                                 -------       -----         -------     ------
Gross margin...........................................          $   293          16%        $   595         33%
                                                                 =======       =====         =======     ======

      Gross margin decreased $302 million, or 51%, to $293 million in 2003. The decrease was driven by the lower volumes and prices in the large commercial/industrial business, as well as the effect of higher natural gas prices on fuel and purchased power costs, which was partially offset by the favorable portfolio management results. Mark-to-market accounting for commodity contracts reduced revenues and gross margin by $23 million in 2003 (as compared to accounting on a settlement basis), and reduced results by $146 million in 2002. Operating costs rose $31 million, or 19%, to $193 million primarily due to employee severance costs associated with cost reduction initiatives, higher pension and other postemployment costs, increased insurance expenses and higher operating costs in the small strategic retail services business.

      The following table analyzes the TXU Energy segment's gross margin between its realized and unrealized components:

                                                                   Three Months Ended
                                                                        March 31,
                                                                  -------------------
                                                                   2003          2002
                                                                   ----          ----
Gross margin................................................... $   293       $   595
Noncash items:
  Unrealized mark-to-market (gain) loss........................      23           146
  Depreciation and amortization related to generation assets...      99            97
  Cash flow hedge ineffectiveness..............................      (6)            8
  Other noncash items included in gross margin.................       5           (14)
                                                                 ------        ------
      Gross margin on a cash basis............................. $   414       $   832
                                                                 ======        ======

      A decrease in depreciation and amortization (including amounts shown in the gross margin table above) of $6 million, or 5%, to $113 million was primarily due to timing of intangible asset amortization expense during the 2002 year.

      Effective with the second quarter of 2003, TXU Energy expects to adjust depreciation rates related to its generation facilities, based on a review of the remaining depreciable lives of its generation fleet. This change in estimate is anticipated to result in a reduction of approximately $50 million in annual depreciation expense and is due primarily to an extension in the estimated useful life of its nuclear generation facility of approximately 11 years (to
2041), partially offset by higher depreciation expense in lignite and gas facilities.

      A decrease in SG&A expenses of $76 million, or 35%, to $144 million reflected lower bad debt expense of $54 million and cost reduction initiatives. Bad debt expense declined primarily due to the favorable resolution of most billing issues experienced in 2002 in connection with the transition to competition in Texas. Cost reductions, primarily lower staffing and related administrative expenses, were initiated in response to the completion of the transition to competition in Texas, the industry-wide decline in portfolio management activities, and the expected deferral of deregulation of energy markets in other states. The effects of these cost reduction initiatives were partially offset by employee severance costs and higher computer software costs and marketing expenses. Favorable comparisons of SG&A expenses are expected to continue over the balance of 2003.

      Franchise and revenue-based taxes declined by $2 million, or 7%, to $28 million due primarily to lower retail revenues on which gross receipts taxes are based.

      Other income increased by $6 million to $8 million, primarily reflecting a net $6 million gain on the sale of certain retail commercial and industrial gas operations.

      Other deductions decreased by $1 million to $2 million, primarily due to lower equity losses from an unconsolidated investment.

      Interest income declined by $7 million, or 78%, to $2 million primarily due to lower average advances to affiliates.

      Interest expense and other charges increased $18 million, or 31%, to $77 million. The increase reflects $8 million due to higher average debt levels, $5 million due to higher average interest rates, including credit line fees and $5 million due to higher amortization of discount, primarily the discount on the exchangeable subordinated notes.

      The effective tax rate decreased to 14.6% in 2003 from 32.2% in 2002. The decrease was driven by the effect of comparable (to 2002) tax benefit amounts of depletion allowances and amortization of investment tax credits on a lower income base in 2003.

      Income before cumulative effect of changes in accounting principles decreased $152 million, or 81%, to $35 million in 2003. The decline was driven by the decrease in gross margin and the increase in interest expense, partially offset by decreased SG&A expenses. The first quarter results reflected a $16 million (after tax) gain on the settlement of outstanding counterparty default events and $11 million (after tax) in severance charges. Net pension and postretirement benefit costs reduced net income by $9 million in 2003 and by $6 million in 2002.

Oncor
-----

Financial Results

                                                                                Three Months Ended
                                                                                     March 31,
                                                                              --------------------
                                                                                2003          2002
                                                                                ----         -----
Operating revenues.....................................................        $  506        $  494
                                                                               ------        ------

Costs and expenses:

  Operating costs......................................................           173           152

  Depreciation and amortization........................................            69            64

  Selling, general and administrative expenses.........................            49            57

  Franchise and revenue-based taxes....................................            60            66

  Other income.........................................................            (2)           (1)

  Interest income......................................................           (15)          (12)

  Interest expense and other charges...................................            80            62
                                                                            ---------      --------

            Total cost and expenses ...................................           414           388
                                                                             --------       -------

Income before income taxes and cumulative effect of changes in
   accounting principles...............................................            92           106

Income tax expense.....................................................            31            35
                                                                             --------       --------
Income before cumulative effect of changes in accounting principles.....     $     61       $    71
                                                                             ========       =======

-----------
The Oncor segment includes the electricity T&D business of Oncor which is subject to regulation by Texas authorities.


Segment Highlights

                                                                     Three Months Ended
                                                                         March  31,
                                                                    -------------------
                                                                       2003        2002
Operating statistics:

Electric energy delivered (GWh)..................................   23,908        23,586

Electric points of delivery (end of period and in thousands).....    2,914         2,868

Operating revenues (millions of dollars):
    TXU Energy...................................................     $377          $416
    Non-affiliated...............................................      129            78
                                                                     -----          ----
            Total electric energy delivery.......................    $ 506          $494
                                                                     =====          ====

Three Months Ended March 31, 2003 Compared to Three Months Ended March 31, 2002
-------------------------------------------------------------------------------

      The Oncor segment's operating revenues increased $12 million, or 2%, to $506 million in 2003. The growth reflected $6 million in increased disconnect/reconnect fees due to greater competition-related customer switching activities. Additional points of delivery of approximately 1.6% contributed $2 million to revenue growth. The revenue increase also reflected $3 million in nonrecurring billing settlements for tower space leases with telecommunication companies and pole contact rentals from cable and telecommunication companies.

      Gross Margin
                                                                               Three Months Ended
                                                                                      March 31,
                                                                 -----------------------------------------------
                                                                                % of                       % of
                                                                   2003        Revenue         2002       Revenue
                                                                   ----        -------         ----       -------

Operating revenues.....................................          $   506         100%        $   494        100%
Costs and expenses:
     Operating costs...................................              173          34%            152         31%
     Depreciation and amortization related to transmission
        and distribution assets.......................                66          13%             62         12%
                                                                 -------       -----         -------     ------
Gross margin...........................................          $   267          53%        $   280         57%
                                                                 =======       =====         =======     ======

      Gross margin decreased $13 million, or 5%, to $267 million in 2003, driven by higher operating costs. The increase in operating costs of $21 million, or 14%, to $173 million primarily reflects higher transmission costs paid to other utilities, increased pension and other postretirement benefit costs and higher overhead feeder maintenance and tree trimming costs.

      Depreciation and amortization (including amounts shown in the gross margin table above), increased $5 million, or 8%, to $69 million. The increase reflects investments to support growth and normal replacements of delivery facilities.

      SG&A expenses decreased $8 million, or 14%, to $49 million due primarily to lower employee-related and outside consulting expenses arising from cost saving initiatives implemented in late 2002.

      Franchise and revenue-based taxes declined $6 million, or 9%, to $60 million in 2003 due primarily to lower revenues in prior periods on which such taxes are based.

      Interest income increased $3 million in 2003 reflecting an increase in the reimbursement from the TXU Energy segment for higher carrying costs on regulatory assets.

      Interest expense and other charges increased by $18 million, or 29%, to $80 million in 2003 principally due to higher average interest rates. The higher average interest rates reflected issuances of higher rate long-term debt to replace lower rate advances from affiliates.

      The effective tax rate of 33.7% in 2003 was comparable to the 33.0% effective rate in 2002, with no significant offsetting items.

     Income before cumulative effect of changes in accounting principles decreased $10 million, or 14%, to $61 million in 2003, primarily due to higher interest expense. Net pension and postretirement benefit costs reduced net income by $8 million in 2003 and $3 million in 2002.

COMPREHENSIVE INCOME

      During the first three months of 2003 and 2002, changes in the fair value of derivatives effective as cash flow hedges reflected losses of $120 million ($78 million after-tax) and $65 million ($42 million after-tax), respectively. Losses were primarily due to decreases in the fair value of commodity hedges.

      During the first three months of 2003 and 2002, other comprehensive income hedge losses recognized in income were $75 million ($49 million after-tax) and gains of $4 million ($3 million after-tax), respectively, primarily related to commodity hedges.

FINANCIAL CONDITION

Liquidity and Capital Resources

      For information concerning liquidity and capital resources, see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in US Holdings' Annual Report on Form 10-K for the year ended December 31, 2002 (2002 Form 10-K). No significant changes or events that might affect the financial condition of US Holdings have occurred subsequent to year-end other than as disclosed herein.

      Cash Flows -- Cash flows provided by operating activities for the first three months of 2003 were $175 million compared to $285 million for 2002. The decrease in cash flows provided by operating activities in 2003 of $110 million, or 39%, reflected lower cash earnings of $290 million (net income adjusted for the significant noncash reconciling items identified in the statement of cash flows) and payments of $102 million related to counterparty default events and the termination and liquidation of those outstanding positions. This is partially offset by favorable working capital changes and the net receipt of $73 million in margin deposits from counterparties. A net working capital (accounts receivable, accounts payable and inventories) improvement of approximately $200 million reflects lower unbilled retail accounts receivable due to the resolution of most billing issues experienced in 2002 as a result of the transition to competition.

      Cash flows provided by financing activities for 2003 were $247 million compared to $76 million required for the first three months of 2002. Debt-related activities in 2003, net of redemption deposit payments (restricted cash), provided cash of approximately $1.1 billion, reflecting issuance of senior notes in a private offering by TXU Energy, to establish permanent financing to replace the credit facilities drawn down in the fourth quarter of 2002 to enhance liquidity. Cash distributions to TXU Corp. totaled $250 million in 2003. Repayments of credit facilities required approximately $1.3 billion. Approximately $325 million was required in 2002 for debt retirements and repayments. Borrowings from affiliates provided approximately $700 million in 2003 and $250 million in 2002.

      Cash flows used in investing activities were $156 million in 2003 compared to $230 million in 2002. Capital expenditures declined to $182 million in 2003 from $228 million in 2002, driven by lower development spending by the TXU Energy segment. Proceeds from the sale of certain retail commercial and industrial gas operations provided $13 million in 2003.

      Depreciation and amortization expense reported in the statement of cash flows exceeds the amount reported in the statement of income by $19 million. This difference represents amortization of nuclear fuel, which is reported as cost of energy sold in the statement of income consistent with industry practice, and amortization of regulatory assets, which is reported as operating costs in the statement of income.

Financing Activities

      Capitalization -- The capitalization ratios of US Holdings at March 31, 2003 consisted of approximately 1% preferred stock, 3% exchangeable subordinated notes, 51% other long-term debt, less amounts due currently and 45% common stock equity, compared to December 31, 2002 capitalization ratios of approximately 1% preferred stock, 6% exchangeable subordinated notes, 44% other long-term debt, less amounts due currently and 49% common stock equity. Not reflected in these ratios is restricted cash of $72 million and $210 million as of March 31, 2003 and December 31, 2002, respectively, that is held in trust for the defeasance of long-term debt.

      Registered Financing Arrangements -- US Holdings may issue and sell additional debt and equity securities as needed, including the issuance by US Holdings of up to $25 million of cumulative preferred stock and up to an aggregate of $924 million of additional cumulative preferred stock, debt securities and/or preferred securities of subsidiary trusts which are currently registered with the Securities and Exchange Commission for offering pursuant to Rule 415 under the Securities Act of 1933.

      Credit Facilities -- At March 31, 2003, US Holdings had outstanding short-term borrowings consisting of advances from affiliates of $1.2 billion and bank borrowings of $500 million. Weighted average interest rates on short-term borrowings were 2.39% and 2.44% at March 31, 2003 and December 31, 2002, respectively.

      During the first quarter of 2003, $1.3 billion in outstanding short-term borrowings at December 31, 2002, were repaid with proceeds from the issuance of long-term debt in March 2003 and cash flows from operations.

      At March 31, 2003, US Holdings and its subsidiaries had credit facilities (some of which provide for long-term borrowings) as follows:

                                                                                            At March 31, 2003
                                                                            --------------------------------------------------
                                                         Authorized          Facility    Letters of     Cash
Facility                               Expiration Date   Borrowers             Limit       Credit    Borrowings   Availability
--------                               ---------------   ---------             -----       ------    ----------   ------------

364-Day Revolving Credit Facility      April 2003        US Holdings, TXU
                                                           Energy, Oncor      $ 1,000      $  152      $  500       $  348
364-Day Senior Secured Credit Facility December 2003     Oncor                    150          --          --          150
Five-Year Revolving Credit Facility    February 2005     US Holdings            1,400         371          --        1,029
                                                                              -------      ------      ------       ------
      Total  US Holdings                                                      $ 2,550      $  523      $   500      $1,527
                                                                              =======      ======      =======      ======

      In April 2003, all outstanding borrowings under the North America credit facilities of TXU Corp. and its subsidiaries were repaid. A new $450 million revolving credit facility was established for TXU Energy and Oncor, that matures on February 25, 2005. The new facility will be used for working capital and other general corporate purposes, including commercial paper backup and letters of credit, and replaces the $1 billion 364-day revolving credit facility that expired in April 2003. Up to $450 million of letters of credit may be issued under the facility.

As a result of the repayments and other activities mentioned above, US Holdings and its consolidated subsidiaries' credit facilities as of May 13, 2003 were as follows:

                                                                                             At May 13, 2003
                                                                            --------------------------------------------------
                                                        Authorized          Facility    Letters of     Cash
Facility                               Expiration Date   Borrowers             Limit       Credit    Borrowings   Availability
--------                               ---------------   ---------             -----       ------    ----------   ------------
Five-Year Revolving Credit Facility    February 2005     US Holdings          $ 1,400      $  377      $   --       $1,023
Revolving Credit Facility              February 2005     TXU Energy, Oncor        450          --          --          450
Three-Year Revolving Credit Facility   May 2005          US Holdings              400          --          --          400
                                                                              -------      ------      ------       ------
      Total US Holdings                                                       $ 2,250      $  377      $   --       $1,873

      In addition to providing back-up of commercial paper issuance by TXU Energy and Oncor, the facilities above are for general corporate and working capital purposes, including providing collateral support for TXU Energy portfolio management activities. At March 31 and May 13, 2003, there was no outstanding commercial paper under these programs.

      Long-term Debt -- During the three months ended March 31, 2003, Oncor and TXU Energy issued, redeemed, reacquired or made scheduled principal payments on long-term debt as follows:

                                                      Issuances   Retirements
                                                      ---------   -----------

Oncor:
  First mortgage bonds...........................       $   --      $   235
  Medium term notes..............................                        15
                                                            --

TXU Energy:
  Fixed rate senior notes.........................        1,250          --
  Pollution control revenue bonds.................           44          44
                                                         ------      ------
                                                         $1,294     $   294
                                                         ======      =======

      See Notes 3 and 4 to Financial Statements for further detail of debt issuance and retirements, financing arrangements, and capitalization.

      Sale of Receivables -- Certain subsidiaries of TXU Corp. sell trade accounts receivable to TXU Receivables Company, a wholly-owned bankruptcy remote subsidiary of TXU Corp., which sells undivided interests in accounts receivable it purchases to financial institutions. As of March 31, 2003, TXU Energy (through certain subsidiaries), Oncor and TXU Gas Company (TXU Gas) are qualified originators of accounts receivable under the program. TXU Receivables Company may sell up to an aggregate of $600 million in undivided interests in the receivables purchased from the originators under the program. As of March 31, 2003, $1.043 billion face amount of US Holdings' receivables were sold to TXU Receivables Company under the program in exchange for cash of $260 million and $778 million in subordinated notes, with $5 million of losses on sales for the three months ended March 31, 2003 that principally represents the interest costs on the underlying financing. These losses approximated 6% of the cash proceeds from the sale of undivided interests in accounts receivable on an annualized basis. Funding under the program decreased from $368 million at December 31, 2002 to $260 million at March 31, 2003 primarily due to reserve requirements which apply factors from the prior 12-month period in determining the current period reserve. This period reflects the billing and collection delays previously experienced as a result of new systems and processes in TXU Energy and the Electric Reliability Council of Texas (ERCOT) for clearing customers switching and billing data upon the transition to competition.

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

      In October 2002, the program was amended to extend the program to July 2003, to provide for reserve requirement adjustments as the quality of the portfolio changes and to provide for adjustments to reduce receivables in the program by the related amounts of customer deposits held by originators. In February 2003, the program was amended to allow receivables that are 31-90 days past due into the program. TXU Corp. intends to extend the program upon expiration in July 2003.

      Contingencies Related to Receivables Program -- Although TXU Receivables Company expects to be able to pay its subordinated notes from the collections of purchased receivables, these notes are subordinated to the undivided interests of the financial institutions in those receivables, and collections might not be sufficient to pay the subordinated notes. The program may be terminated if either of the following events occurs:

      1) the credit rating for the long-term senior debt securities of all originators and the parent guarantor, if any, declines below BBB- by Standard & Poor's (S&P) or Baa3 by Moody's; or
      2) the delinquency ratio (delinquent for 31 days) for the sold receivables, the default ratio (delinquent for 91 days or deemed uncollectible), the dilution ratio (reductions for discounts, disputes and other allowances) or the days collection outstanding ratio exceed stated thresholds and the financial institutions do not waive such event of termination.

     The delinquency and dilution ratios exceeded the relevant thresholds during the first quarter of 2003, but waivers were granted. These ratios were affected by issues related to the transition to deregulation. Certain billing and collection delays arose due to implementation of new systems and processes within TXU Energy and ERCOT for clearing customer switching and billing data. The billing delays have been resolved but, while improving, the lagging collection issues continue to impact the ratios. The implementation of new provider of last resort (POLR) rules by the Public Utility Commission of Texas (Commission) and strengthened credit and collection policies and practices are expected to bring the ratios into consistent compliance with the program.

      Under the receivables sale program, all originators are required to maintain a `BBB-' (S&P) and a `Baa3' (Moody's) rating or better (or supply a parent guarantee with a similar rating). A downgrade below the required ratings for an originator would prevent that originator from selling its accounts receivable under the program. If all originators and the parent guarantor, if any, are downgraded so that there are no eligible originators, the facility would terminate.

      The accounts receivable program also contains a cross-default provision with a threshold of $50 million applicable to each of the originators under the program. TXU Receivables Company and TXU Business Services Company each have a cross-default threshold of $50,000. If either an originator, TXU Business Services Company or TXU Receivables Company defaults on indebtedness of the applicable threshold, the facility could terminate.

      Credit Ratings -- The current credit ratings for TXU Corp., US Holdings, Oncor and TXU Energy are presented below:

                     TXU Corp.        US Holdings      Oncor      TXU Energy
                  ----------------  ----------------  -------  ----------------
                 (Senior Unsecured)(Senior Unsecured)(Secured)(Senior Unsecured)
S&P  ...............  BBB-               BBB-          BBB          BBB
Moody's.............  Ba1                Baa3          Baa1         Baa2
Fitch...............  BBB-               BBB-          BBB+         BBB

      Moody's currently maintains a negative outlook for TXU Corp. and a stable outlook for US Holdings, TXU Energy and Oncor. Fitch Rating (Fitch) currently maintains a stable outlook for each such entity. S&P currently maintains a negative outlook for each such entity.

      These ratings are investment grade, except for Moody's rating of TXU Corp.'s senior unsecured debt, which is one notch below investment grade.

      A rating reflects only the view of a rating agency, and is not a recommendation to buy, sell or hold securities. Any rating can be revised upward or downward at any time by a rating agency if such rating agency decides that circumstances warrant such a change.

      Financial Covenants, Credit Rating Provisions and Cross Default Provisions -- The terms of certain financing arrangements of US Holdings and its consolidated subsidiaries contain financial covenants that require maintenance of specified fixed charge coverage ratios, shareholders' equity to total capitalization ratios and leverage ratios and/or contain minimum net worth covenants. TXU Energy's exchangeable subordinated notes also limit its incurrence of additional indebtedness unless a leverage ratio and interest coverage test are met on a pro forma basis. As of March 31, 2003, US Holdings and its subsidiaries were in compliance with all such applicable covenants.

      Certain financing and other arrangements of US Holdings and its subsidiaries contain provisions that are specifically affected by changes in credit ratings and also include cross default provisions. The material cross default provisions are described below.

      Other agreements of US Holdings and its subsidiaries, including some of the credit facilities discussed above, contain terms pursuant to which the interest rates charged under the agreements may be adjusted depending on the credit ratings of US Holdings or its subsidiaries.

      Credit Rating Provisions
      ------------------------

      TXU Energy has provided a guarantee of the obligations under TXU Corp.'s lease (approximately $135 million at March 31, 2003) for its headquarters building. In the event of a downgrade of TXU Energy's credit rating to below investment grade, a letter of credit would need to be provided within 30 days of any such ratings decline.

      TXU Energy has entered into certain commodity contracts and lease arrangements that in some instances give the other party the right, but not the obligation, to request TXU Energy to post collateral in the event that its credit rating falls below investment grade.

      Based on its current commodity contract positions, if TXU Energy were downgraded below investment grade by any specified rating agency, counterparties would have the option to request TXU Energy to post additional collateral of approximately $180 million.

      In addition, TXU Energy has a number of other contractual arrangements where the counterparties would have the right to request TXU Energy to post collateral if its credit rating was downgraded below investment grade by any specified rating agency. The amount TXU Energy would post under these transactions depends in part on the value of the contracts at that time. As of March 31, 2003, based on current market conditions, the maximum TXU Energy would post for these transactions is $267 million. Of this amount, $217 million relates to an arrangement that would require that TXU Energy be downgraded to below investment grade by all three rating agencies before collateral would be required to be posted.

      TXU Energy is also the obligor on leases aggregating $166 million. Under the terms of those leases, if TXU Energy's credit rating was downgraded to below investment grade by any specified rating agency, TXU Energy could be required to sell the assets, assign the leases to a new obligor that is investment grade, post a letter of credit or defease the leases.

      ERCOT also has rules in place to assure adequate credit worthiness for parties that schedule power on the ERCOT System. Under those rules, if TXU Energy's credit rating was downgraded to below investment grade by any specified rating agency, TXU Energy could be required to post collateral of approximately $32 million.

      Cross Default Provisions
      ------------------------

      Certain financing arrangements of US Holdings and its subsidiaries contain provisions that would result in an event of default if there is a failure under other financing arrangements to meet payment terms or to observe other covenants that would result in an acceleration of payments due. Such provisions are referred to as "cross default" provisions.

      TXU Corp.'s $45 million and $55 million revolving facilities, which provide back-up for any Oncor and TXU Energy commercial paper issuances, contain a cross default provision with respect to any default by TXU Corp. or any US subsidiary thereof in respect of any indebtedness in a principal amount in excess of $50 million.

      A default by US Holdings or any subsidiary thereof on financing arrangements of $50 million or more would result in a cross-default under the $1.4 billion US Holdings five-year revolving credit facility, the $400 million US Holdings credit facility, the $68.1 million US Holdings letter of credit reimbursement and credit facility agreement and $102 million of TXU Mining senior notes (which have a $1 million threshold).

      A default by TXU Energy or Oncor or any subsidiary thereof in respect of indebtedness in a principal amount in excess of $50 million or more would result in a cross-default for such party under the TXU Energy/Oncor $450 million revolving credit facility. Under this credit facility, a default by TXU Energy or any subsidiary thereof would cause the maturity of outstanding balances under such facility to be accelerated as to TXU Energy, but not as to Oncor. Also, under this credit facility, a default by Oncor or any subsidiary thereof would cause the maturity of outstanding balances to be accelerated under such facility as to Oncor, but not as to TXU Energy.

      A default or similar event under the terms of TXU Energy's exchangeable subordinated notes (or any security of TXU Energy or its subsidiaries issued directly or indirectly upon the conversion, exchange or extension (in whole or in part) of such notes) that results in the acceleration (or other mandatory repayment prior to the maturity date) of such notes or such other security or the failure to pay such notes or such other security at maturity would result in a default under TXU Energy's $1.25 billion senior unsecured notes.

      TXU Energy has entered into certain mining and equipment leasing arrangements aggregating $124 million that would terminate upon the default of any other obligations of TXU Energy owed to the lessor. In the event of a default by TXU Mining, a subsidiary of TXU Energy, on indebtedness in excess of $1 million, a cross default would result under the $31 million TXU Mining leveraged lease and the lease would terminate.

      TXU Energy enters into energy-related contracts, the master forms of which contain provisions whereby an event of default would occur if TXU Energy were to default under an obligation in respect of borrowings in excess of thresholds stated in the contracts, which thresholds vary.

      US Holdings and its subsidiaries have other arrangements, including interest rate and currency swap agreements and leases with cross default provisions, the triggering of which would not result in a significant effect on liquidity.

      Regulatory Asset Securitization -- The regulatory settlement plan approved by the Commission provides Oncor with a financing order authorizing it to issue securitization bonds in the aggregate principal amount of $1.3 billion to monetize and recover generation-related regulatory assets and related transaction costs. The regulatory settlement plan provides that there will be an initial issuance of securitization bonds in the amount of up to $500 million followed by a second issuance for the remainder after 2003. The first issuance is expected to be made later in 2003.

OFF BALANCE SHEET ARRANGEMENTS

      See discussion above under Sale of Receivables.

COMMITMENTS AND CONTINGENCIES

      See Note 5 to Financial Statements for a discussion of contingencies. There were no material changes in cash commitments from those disclosed in the 2002 Form 10-K.

 REGULATION AND RATES

      Regulatory Settlement Plan -- On December 31, 2001, US Holdings filed a settlement plan (Settlement Plan) with the Commission. It resolved all major pending issues related to US Holdings' transition to competition pursuant to the 1999 Restructuring Legislation. The settlement (Settlement) provided for in the Settlement Plan does not remove regulatory oversight of Oncor's business nor does it eliminate TXU Energy's price-to-beat rates and related fuel adjustments. The Settlement was approved by the Commission in June 2002 and has become final.

      Excess Mitigation Credit -- Beginning in 2002, Oncor began implementing an excess stranded cost mitigation credit designed to result in a $350 million, plus interest, reduction to T&D rates charged to REPs applied over a two-year period. The actual amount of this credit is expected to exceed $350 million as delivery volumes are anticipated to be higher than initially estimated. The resulting net earnings reduction for the year 2003 is currently expected to be approximately $15 million after-tax, after consideration of the portion of the credit reflected in TXU Energy's results as an affiliated REP.

      Regulatory Asset Securitization -- In accordance with the Settlement, Oncor received a financing order authorizing it to issue securitization bonds in the aggregate principal amount of $1.3 billion to recover regulatory assets and other qualified costs. The Settlement provides that there can be an initial issuance of securitization bonds in the amount of up to $500 million, followed by a second issuance of the remainder after 2003. The Settlement resolves all issues related to regulatory assets and liabilities.

      Retail Clawback -- If, as currently expected, TXU Energy retains more than 60% of its historical residential and small commercial power consumption after the first two years of competition, the amount of the retail clawback credit will be equal to the number of residential and small commercial customers retained by TXU Energy in its historical service territory on January 1, 2004, less the number of new customers TXU Energy has added outside of its historical service territory as of January 1, 2004, multiplied by $90. This determination will be made separately for the residential and small commercial classes. The credit, if any, will be applied to T&D rates charged by Oncor to REPs, including TXU Energy, over a two-year period beginning January 1, 2004. Under the settlement agreement, TXU Energy will make a compliance filing with the Commission reflecting customer count as of January 2004. In the fourth quarter of 2002, TXU Energy recorded a $185 million ($120 million after-tax) charge for the retail clawback, which represents the current best estimate of the amount to be funded to Oncor over the two-year period.

      Stranded Cost Resolution -- TXU Energy's stranded costs, not including regulatory assets, are fixed at zero. Accordingly, it will not have to conduct the stranded cost true-up in 2004 provided for in the 1999 Restructuring Legislation.

      Fuel Cost Recovery -- The Settlement also provides that US Holdings will not seek to recover its unrecovered fuel costs that existed at December 31, 2001. Also, it will not conduct a final fuel cost reconciliation, which would have covered the period from July 1998 until the beginning of competition in January 2002.

      Provider of Last Resort -- In August 2002, the Commission adopted new rules that significantly changed POLR service. Under the new POLR rules, instead of being transferred to the POLR, non-paying residential and small non-residential customers served by affiliated REPs are subject to disconnection. Non-paying residential and small non-residential customers served by non-affiliated REPs are transferred to the affiliated REP. Non-paying large non-residential customers can be disconnected by any REP if the customer's contract does not preclude it. Thus, within the new POLR framework, the POLR provides electric service only to customers who request POLR service, whose selected REP goes out of business, or who are transferred to the POLR by other

REPs for reasons other than non-payment. No later than October 1, 2004, the Commission must decide whether all REPs should be permitted to disconnect all non-paying customers. The new POLR rules are expected to reduce bad debt expense in 2003.

      TXU Energy -- In January 2003, TXU Energy filed a request with the Commission to increase the fuel factor component of its price-to-beat rates based upon significant increases in the market price of natural gas. This request was approved on March 5, 2003. The fuel factor increase went into effect for the billing cycle that began March 6, 2003. As a result, average monthly residential bills will rise approximately 12%. Under amended Commission rules, effective in March 2003, affiliated REPs of utilities are allowed to petition the Commission twice per year for an increase in the fuel factor component of their price-to-beat rates if the average price of natural gas futures increases more than 5% (10% if the petition is filed after November 15 of any year) from the level used to set the previous price-to-beat fuel factor rate.

      Oncor -- Under Commission rules, transmission service providers are allowed to update transmission rates on an annual basis to reflect changes in invested capital. On March 27, 2003, Oncor filed with the Commission requesting an interim update of its previously approved wholesale transmission rates. The estimated increase in annual revenues related to this request is approximately $28.4 million. The Commission approved Oncor's requested interim transmission rates as filed and the new rates were effective on May 9, 2003.

      Summary -- Although US Holdings cannot predict future regulatory or legislative actions or any changes in economic and securities market conditions, no changes are expected in trends or commitments, other than those discussed in this report, which might significantly alter its basic financial position, results of operations or cash flows.

CHANGES IN ACCOUNTING STANDARDS

      See Note 1 to Financial Statements for discussion of changes in accounting standards.

RISK FACTORS THAT MAY AFFECT FUTURE RESULTS

     The following risk factors are being presented in consideration of industry practice with respect to disclosure of such information in filings under the Securities Exchange Act of 1934, as amended.

      Some important factors, in addition to others specifically addressed in this MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, that could have a material impact on US Holdings' operations, financial results and financial condition, and could cause US Holdings' actual results or outcomes to differ materially from any projected outcomes contained in any forward-looking statement in this report, include:

      US Holdings' businesses operate in changing market environments influenced by various legislative and regulatory initiatives regarding deregulation, regulation or restructuring of the energy industry, including deregulation of the production and sale of electricity. US Holdings will need to adapt to these changes and may face increasing competitive pressure.

      US Holdings' businesses are subject to changes in laws (including the Texas Public Utility Regulatory Act, as amended, Texas Gas Utility Regulatory Act, as amended, Federal Power Act, as amended, Atomic Energy Act, as amended, Public Utility Regulatory Policies Act of 1978, as amended, and Public Utility Holding Company Act of 1935, as amended) and changing governmental policy and regulatory actions (including those of the Commission, Railroad Commission of Texas, Federal Energy Regulatory Commission, and U.S. Nuclear Regulatory Commission) with respect to matters including, but not limited to, operation of nuclear power facilities, construction and operation of other power generation facilities, construction and operation of transmission facilities, acquisition, disposal, depreciation, and amortization of regulated assets and facilities, recovery of purchased gas costs, decommissioning costs, and return on invested capital for US Holdings' regulated businesses, and present or prospective wholesale and retail competition.

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

      US Holdings is not guaranteed any rate of return on its capital investments in its unregulated businesses. US Holdings markets and trades power, including power from its own production facilities, as part of its wholesale energy sales business and portfolio management operation. US Holdings' results of operations are likely to depend, in large part, upon prevailing retail rates, which are set, in part, by regulatory authorities, and market prices for electricity, gas and coal in its regional market and other competitive markets. Market prices may fluctuate substantially over relatively short periods of time. Demand for electricity can fluctuate dramatically, creating periods of substantial under- or over-supply. During periods of over-supply, prices might be depressed. Also, at times there may be political pressure, or pressure from regulatory authorities with jurisdiction over wholesale and retail energy commodity and transportation rates, to impose price limitations, bidding rules and other mechanisms to address volatility and other issues in these markets.

      Oncor is subject to cost-of service regulation and annual earnings oversight. Oncor's rates are regulated by the Commission based on an analysis of Oncor's costs, as reviewed and approved in a regulatory proceeding. As part of the regulatory settlement plan, US Holdings has agreed not to seek to increase its distribution rates prior to 2004. Thus, the rates US Holdings is allowed to charge may or may not match its related costs and allowed return on invested capital at any given time. While rate regulation is premised on the full recovery of prudently incurred costs and a reasonable rate of return on invested capital, there can be no assurance that the Commission will judge all of US Holdings' costs to have been prudently incurred or that the regulatory process in which rates are determined will always result in rates that will produce full recovery of US Holdings' T&D costs and the return on invested capital allowed by the Commission.

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

      Volatility in market prices for fuel and electricity may result from:

   o  severe or unexpected weather conditions,
   o  seasonality,
   o  changes in electricity usage,
   o  illiquidity in the wholesale power or other markets,
   o transmission or transportation constraints, inoperability or inefficiencies,
   o  availability of competitively priced alternative energy sources,
   o  changes in supply and demand for energy commodities,
   o  changes in power production capacity,
   o outages at US Holdings' power production facilities or those of its competitors,
   o changes in production and storage levels of natural gas, lignite, coal and crude oil and refined products,
   o natural disasters, wars, sabotage, terrorist acts, embargoes and other catastrophic events, and
   o federal, state and local energy, environmental and other regulation and legislation.

      All but one of US Holdings' facilities for power production are located in the ERCOT region, a market with limited interconnections to other markets. Electricity prices in the ERCOT region are related to gas prices because gas fired plant is the marginal cost unit during the majority of the year in the ERCOT region. Accordingly, the contribution to earnings and the value of US Holdings' base-load plant is dependent in significant part upon the price of gas. US Holdings cannot fully hedge the risk associated with dependency on gas because of the expected useful life of US Holdings' power production assets and the size of its position relative to market liquidity.

      To manage its financial exposure related to commodity price fluctuations, US Holdings routinely enters into contracts to hedge portions of its purchase and sale commitments, weather positions, fuel requirements and inventories of natural gas, lignite, coal, crude oil and refined products, and other commodities, within established risk management guidelines. As part of this strategy, US Holdings routinely utilizes fixed-price forward physical purchase and sales contracts, futures, financial swaps and option contracts traded in the OTC markets or on exchanges. However, US Holdings cannot cover the entire exposure of its assets or its positions to market price volatility, and the coverage will vary over time. To the extent US Holdings has unhedged positions, fluctuating commodity prices can impact US Holdings' results of operations and financial position, either favorably or unfavorably. For additional information regarding the accounting treatment for US Holdings' hedging and portfolio management activities, see Note 2 to Financial Statements in the 2002 Form 10-K.

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

      US Holdings' portfolio management activities are exposed to the risk that counterparties which owe US Holdings money, energy or other commodities as a result of market transactions will not perform their obligations. The likelihood that certain counterparties may fail to perform their obligations has increased due to financial difficulties, brought on by improper or illegal accounting and business practices, affecting some participants in the industry. Some of these financial difficulties have been so severe that certain industry participants have filed for bankruptcy protection or are facing the possibility of doing so. Should the counterparties to these arrangements fail to perform, US Holdings might be forced to acquire alternative hedging arrangements or honor the underlying commitment at then-current market prices. In such event, US Holdings might incur losses in addition to amounts, if any, already paid to the counterparties. For information regarding US Holdings' credit risk, see Note 17 to Financial Statements included in the 2002 Form 10-K. ERCOT market participants are also exposed to risks that another ERCOT market participant may default in its obligations to pay ERCOT for power taken in the ancillary services market, in which case such costs, to the extent not offset by posted security and other protections available to ERCOT, may be allocated to various non-defaulting ERCOT market participants.

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

      Most of US Holdings' large customers, suppliers and counterparties require sufficient credit worthiness in order to enter into transactions. If US Holdings' subsidiaries' ratings were to decline to below investment grade, costs to operate the power business would increase because counterparties may require the posting of collateral in the form of cash-related instruments, or counterparties may decline to do business with US Holdings' subsidiaries.

      In addition, as discussed elsewhere in this Quarterly Report on Form 10-Q and in US Holdings' 2002 Form 10-K, the terms of certain financing and other arrangements contain provisions that are specifically affected by changes in credit ratings and could require the posting of collateral, the repayment of indebtedness or the payment of other amounts.

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

      Current plans to meet cost reduction targets assume that US Holdings will be able to lower its bad debt expense, the achievement of which could be affected by factors out of US Holdings' control, including weather, changes in, regulations and economic and market conditions.

      The ownership and operation of nuclear facilities, including US Holdings' ownership and operation of the Comanche Peak generation plant, involve certain risks. These risks include: mechanical or structural problems; inadequacy or lapses in maintenance protocols; the impairment of reactor operation and safety systems due to human error; the costs of storage, handling and disposal of nuclear materials; limitations on the amounts and types of insurance coverage commercially available; and uncertainties with respect to the technological and financial aspects of decommissioning nuclear facilities at the end of their useful lives. The following are among the more significant of these risks:

     o Operational Risk - Operations at any nuclear power production plant could degrade to the point where the plant would have to be shut down. If this were to happen, the process of identifying and correcting the causes of the operational downgrade to return the plant to operation could require significant time and expense, resulting in both lost revenue and increased fuel and purchased power expense to meet supply commitments. Rather than incurring substantial costs to restart the plant, the plant may be shut down. Furthermore, a shut-down or failure at any other nuclear plant could cause regulation to require a shut-down or reduced availability at Comanche Peak.

     o Regulatory Risk - The Nuclear Regulatory Commission (NRC) may modify, suspend or revoke licenses and impose civil penalties for failure to comply with the Atomic Energy Act, the regulations under it or the terms of the licenses of nuclear facilities. Unless extended, the NRC operating licenses for Comanche Peak Unit 1 and Unit 2 will expire in 2030 and 2033, respectively. Changes in regulations by the NRC could require a substantial increase in capital expenditures or result in increased operating or decommissioning costs.

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

      US Holdings will be required to apply a credit to its electricity delivery charges (retail clawback) to REPs in Oncor's service territory beginning in 2004 unless the Commission determines that, on or prior to January 1, 2004, 40% or more of the amount of electric power that was consumed in 2000 by residential or small commercial customers, as applicable, within its historical service territory is committed to be served by REPs other than TXU Corp. Under the Settlement Plan, if the 40% test is not met and a credit is required, the amount of these credits would be $90 multiplied by the number of residential or small commercial customers, as the case may be, that US Holdings serves on January 1, 2004, in its historical service territory less the number of new retail electric customers US Holdings serves in other areas of Texas. As of March 31, 2003, US Holdings had approximately 2.7 million residential and small commercial customers in its and TXU SESCO Company's historical service territories. Based on assumptions and estimates regarding the number of customers expected in and out of territory, US Holdings recorded an accrual for retail clawback in 2002 of $185 million ($120 million after-tax). This accrual is subject to adjustment as the actual measurement date approaches.

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

      The results of US Holdings' retail electric operations in its historical service territory will be largely dependent upon the amount of headroom available to US Holdings and the competitive REPs in US Holdings' price-to-beat rate. Since headroom is dependent, in part, on power purchase costs, US Holdings does not know nor can it estimate the amount of headroom that it or other REPs will have in US Holdings' price-to-beat rate or in the price-to-beat rate for the affiliated REP in each of the other Texas retail electric markets. Headroom may be a positive or negative number. If the amount of headroom in its price-to-beat rate is a negative number, US Holdings will be selling power to its price-to-beat rate customers in its historical service territory at prices below its costs of purchasing and delivering power to those customers. If the amount of positive headroom for competitive REPs in its price-to-beat rate is large, US Holdings may lose customers to competitive REPs.

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

      US Holdings provides commodity and value-added energy management services to the large commercial and industrial customers who did not take action to select another REP beginning on January 1, 2002. US Holdings or any other REP can offer to provide services to these customers at any negotiated price. US Holdings believes that this market will be very competitive; consequently, a significant number of these customers may choose to be served by another REP, and any of these customers that select US Holdings to be its provider may subsequently decide to switch to another provider.

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

      US Holdings depends on T&D facilities owned and operated by other utilities, as well as its own such facilities, to deliver the electricity it produces and sells to consumers, as well as to other REPs. If transmission capacity is inadequate, US Holdings' ability to sell and deliver electricity may be hindered, it may have to forgo sales or it may have to buy more expensive wholesale electricity that is available in the capacity-constrained area. In particular, during some periods transmission access is constrained to some areas of the Dallas-Fort Worth metroplex. US Holdings expects to have a significant number of customers inside these constrained areas. The cost to provide service to these customers may exceed the cost to service other customers, resulting in lower headroom. In addition, any infrastructure failure that interrupts or impairs delivery of electricity to US Holdings' customers could negatively impact the satisfaction of its customers with its service.

      Additionally, in Texas, US Holdings is dependent on unaffiliated T&D utilities for the reading of its customer's enegy meters. US Holdings is required to rely on the utility or, in some cases, the independent transmission system operator, to provide it with its customers' information regarding energy usage, and it may be limited in its ability to conform the accuracy of the information.

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

      Under the Commission's rules, as an affiliated REP, US Holdings may have to temporarily provide electric service to some customers that are unable to pay their electric bills. If the numbers of such customers are significant and US Holdings is delayed in terminating electric service to those customers, its results of operations may be adversely affected.

      The information systems and processes necessary to support risk management, sales, customer service and energy procurement and supply in competitive retail markets in Texas and elsewhere are new, complex and extensive. US Holdings is refining these systems and processes, and they may prove more expensive to refine than planned and may not work as planned.

      Research and development activities are ongoing to improve existing and alternative technologies to produce electricity, including gas turbines, fuel cells, microturbines and photovoltaic (solar) cells. It is possible that advances in these or other alternative technologies will reduce the costs of electricity production from these technologies to a level that will enable these technologies to compete effectively with electricity production from traditional power plants like US Holdings'. While demand for electric energy services is generally increasing throughout the US, the rate of construction and development of new, more efficient power production facilities may exceed increases in demand in some regional electric markets. The commencement of commercial operation of new facilities in the ERCOT market area where US Holdings has facilities will likely increase the competitiveness of the wholesale power market in that regions. In addition, the market value of US Holdings' power production and/or energy transportation facilities may be significantly reduced. Also, electricity demand could be reduced by increased conservation efforts and advances in technology, which could likewise significantly reduce the value of US Holdings' facilities. Changes in technology could also alter the channels through which retail electric customers buy electricity.

      US Holdings is subject to employee workforce factors, including loss or retirement of key executives, availability of qualified personnel, collective bargaining agreements with union employees or work stoppage.

      US Holdings is a holding company and conducts its operations primarily through wholly-owned subsidiaries. Substantially all of US Holdings' consolidated assets are held by these subsidiaries. Accordingly, US Holdings' cash flows and ability to meet its obligations and to pay dividends are largely dependent upon the earnings of its subsidiaries and the distribution or other payment of such earnings to US Holdings in the form of distributions, loans or advances, and repayment of loans or advances from US Holdings.

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

      The inability to raise capital on favorable terms, particularly during times of uncertainty in the financial markets, could impact US Holdings' ability to sustain and grow its businesses, which are capital intensive, and would likely increase its capital costs. US Holdings relies on access to financial markets as a significant source of liquidity for capital requirements not satisfied by cash on hand or operating cash flows. US Holdings' access to the financial markets could be adversely impacted by various factors, such as:

   o changes in credit markets that reduce available credit or the ability to renew existing liquidity facilities on acceptable terms;
   o inability to access commercial paper markets;
   o a deterioration of US Holdings' credit or a reduction in US Holdings' credit ratings or the credit ratings of its subsidiaries;
   o extreme volatility in US Holdings' markets that increases margin or credit requirements;
   o a material breakdown in US Holdings' risk management procedures;
   o prolonged delays in billing and payment resulting from delays in switching customers from one REP to another; and
   o the occurrence of material adverse changes in US Holdings' business that restrict US Holdings' ability to access its liquidity facilities.

      A lack of necessary capital and cash reserves could adversely impact the evaluation of US Holdings' credit worthiness by counterparties and rating agencies. Further, concerns on the part of counterparties regarding US Holdings' liquidity and credit could limit its portfolio management activities.

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

FORWARD-LOOKING STATEMENTS

      This report and other presentations made by US Holdings contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Although US Holdings believes that in making such statements its expectations are based on reasonable assumptions, any such statement involves uncertainties and is qualified in its entirety by reference to the risks discussed above under RISK FACTORS THAT MAY AFFECT FUTURE RESULTS and factors contained in the Forward-Looking Statements section of Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in US Holdings' 2002 Form 10-K, that could cause the actual results of US Holdings to differ materially from those projected in such forward-looking statements.

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

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Except as discussed below, the information required hereunder is not significantly different from the information set forth in Item 7A. Quantitative and Qualitative Disclosures About Market Risk included in US Holdings' 2002 Form 10-K and is therefore not presented herein.

COMMODITY PRICE RISK

      Value at Risk (VaR) for Energy Contracts Subject to Mark-to-Market Accounting -- This measurement estimates the maximum potential loss in value, due to price risk, of all energy-related contracts subject to mark-to-market accounting, based on a specific confidence level and an assumed holding period. Assumptions in determining this VaR include using a 95% confidence level and a five-day holding period. A probabilistic simulation methodology is used to calculate VaR, and is considered by management to be the most effective way to estimate changes in a portfolio's value based on assumed market conditions for liquid markets.

                                                March 31,    December 31,
                                                  2003           2002
                                                  ----           ----

       Period-end MtM VaR ...................... $28.1          $23.2

       Average MtM VaR ......................... $31.9          $38.0

      Portfolio VaR -- Represents the estimated maximum potential loss in value, due to price risk, of the entire energy portfolio, including owned assets and all contractual positions (the portfolio assets). Assumptions in determining this VaR include using a 95% confidence level and a five-day holding period and includes both mark-to-market and accrual positions.

                                               March 31,   December 31,
                                                 2003          2002
                                                 ----          ----

       Period-end Portfolio VaR ............... $187.0        $143.5

       Average Portfolio VaR (a) .............. $178.2         N/A

    (a) For the year 2002, there was no average Portfolio VaR information available.

      Other Risk Measures -- The metrics appearing below provide information regarding the effect of energy price risk on earnings and cash flow of TXU Energy.

      North America Earnings at Risk (EaR) -- EaR measures the estimated maximum short-fall in fiscal year projected margin (revenues less cost of energy sold) due to price risk. EaR metrics include the portfolio assets except for accrual positions expected to be settled beyond the fiscal year. Assumptions include using a 95% confidence level over a five-day holding period under normal market conditions.

      North America Cash Flow at Risk (CFaR) -- CFaR measures the estimated maximum short-fall of projected cash flow over the next six months, due to price risk. CFaR metrics include all portfolio positions that impact cash flow during the next six months. Assumptions include using a 99% confidence level over a 6-month holding period under normal market conditions. The following CFaR calculation is based on a contract settlement period of six months.

                                                   March 31,     December 31,
                                                     2003           2002
                                                     ----           ----

       EaR ...................................   $  32.2            $27.7

       CFaR ..................................   $  86.6           $177.5


INTEREST RATE RISK

      See Note 3 to Financial Statements for discussion of the issuances of new fixed rate debt and retirements of fixed rate debt since December 31, 2002.

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

PART II.  OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

      Legal Proceedings -- In September 1999, Quinque Operating Company (Quinque) filed suit in the State District Court of Stevens County, Kansas against over 200 gas pipeline companies, including TXU Gas (named in the litigation as ENSERCH Corporation). The suit was removed to federal court; however, a motion to remand the case back to Kansas State District Court was granted in January 2001, and the case is now pending in Stevens County, Kansas. The plaintiffs amended their petition to join TXU Fuel Company (TXU Fuel), a subsidiary of TXU Energy, as a defendant in this litigation. Quinque has dismissed its claims and a new lead plaintiff has filed an amended petition in which the plaintiffs seek to represent a class consisting of all similarly situated gas producers, overriding royalty owners, working interest owners and state taxing authorities either from whom defendants had purchased natural gas or who received economic benefit from the sale of such gas since January 1, 1974. The petition alleges that the defendants have mismeasured both the volume and heat content of natural gas delivered into their pipelines resulting in underpayments to plaintiffs. On April 10, 2003, the District Court entered an order denying the plaintiffs' motion seeking certification of a class. No amount of damages has been specified in the petition with respect to TXU Gas or TXU Fuel, and neither TXU Gas nor TXU Fuel have purchased natural gas from the named plaintiffs in the litigation. While TXU Gas and TXU Fuel are unable to estimate any possible loss or predict the outcome of this case, TXU Gas and TXU Fuel believe these claims are without merit and intend to vigorously defend this suit.

      On April 28, 2003, a lawsuit was filed by a former employee of TXU Portfolio Management Company LP (TXU Portfolio Management), in the United States District Court for the Northern District of Texas, Dallas Division, against TXU Corp., TXU Energy and TXU Portfolio Management. Plaintiff asserts claims under
Section 806 of the Sarbanes Oxley-Act of 2002 (Sarbanes-Oxley) arising from plaintiff's employment termination and claims for breach of contract relating to payment of certain bonuses. Plaintiff seeks back pay, payment of bonuses and alternatively, reinstatement or future compensation, including bonuses. US Holdings believes the plaintiff's claims are without merit. The plaintiff was terminated as the result of a reduction in force, not as a reaction to any concerns the plaintiff had expressed and plaintiff was not in a position with TXU Portfolio Management such that he had knowledge or information that would qualify the plaintiff to evaluate TXU Corp.'s financial statements or assess the adequacy of TXU Corp.'s financial disclosures. Thus, US Holdings does not believe that there is any merit to the plaintiff's claims under Sarbanes-Oxley. Accordingly, TXU Corp., TXU Energy and TXU Portfolio Management intend to vigorously defend the litigation. While TXU Corp., TXU Energy and TXU Portfolio Management dispute the plaintiff's claims, like any litigation, US Holdings is unable to predict the outcome of this litigation or the possible loss in the event of an adverse judgment.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

   (a)   Exhibits filed as part of Part II are:

      15 Letter from independent accountants as to unaudited interim financial information.

      99(a) Condensed Statements of Consolidated Income - Twelve Months Ended
            March 31, 2003.

      99(b) Section 906 Certification of Chief Executive Officer.

      99(c) Section 906 Certification of Chief Financial Officer.


      -----------------

   (b) Reports on Form 8-K filed since December 31, 2002:

      Date of Report        Item Reported
      --------------        -------------
      February 26, 2003     Item 5.  Other Events and Regulation FD Disclosure.
                            Item 7.  Financial Statements and Exhibits.

      April 30, 2003        Item 5.  Other Events and Regulation FD Disclosure.
                            Item 7.  Exhibits.

      May 1, 2003           Item 7.  Exhibits.
      (Form 8-K/A)

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



                                           TXU US HOLDINGS COMPANY




                                           By /s/ Biggs C. Porter
                                              ------------------------------

                                                  Biggs C. Porter
                                                  Vice President,
                                                   Principal Accounting Officer





Date: May 15, 2003

                             TXU US HOLDINGS COMPANY
                        Certificate Pursuant To Section 302
                          Of Sarbanes-Oxley Act Of 2002
                              CERTIFICATION OF CEO

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


Date: May 15, 2003                     /s/ Erle Nye
                               -----------------------------------------------
                               Signature:  Erle Nye
                               Title: Chairman of the Board and Chief Executive

                             TXU US HOLDINGS COMPANY
                      Certificate Pursuant To Section 302
                          Of Sarbanes-Oxley Act Of 2002
                              CERTIFICATION OF PFO


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


Date: May 15, 2003

                                     /s/ H. Dan Farell
                                ----------------------------------
                                Signature: H. Dan Farell
                                Title: Principal Financial Officer