Form 10-Q
period 2003-06-30
TXU US HOLDINGS CO
filed 2003-08-13
CIK 710182

--------------------------------------------------------------------------------


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             -------------------------

                                    FORM 10-Q

         ( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

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

                           -----------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No
                                              ---     ----

Indicate by check mark whether the registrant is an  accelerated  filer (as
defined in Rule 12b-2 of the Exchange Act). Yes    No  X
                                               ---    ---

Common Stock outstanding at August 8, 2003: 41,255,362 shares, without par value.

--------------------------------------------------------------------------------

TABLE OF CONTENTS
---------------------------------------------------------------------------------------------------------------

                                                                                                          PAGE
                                                                                                          ----
Glossary.......................................................................................              ii

PART I.   FINANCIAL INFORMATION

      Item 1.  Financial Statements

                 Condensed Statements of Consolidated Income and Comprehensive Income -
                 Three and Six Months Ended June 30, 2003 and 2002.............................               1

                 Condensed Statements of Consolidated Cash Flows -
                 Six Months Ended  June 30, 2003 and 2002......................................               2

                 Condensed Consolidated Balance Sheets -
                 June 30, 2003 and December 31, 2002...........................................               3

                 Notes to Financial Statements.................................................               4

                 Independent Accountants' Report...............................................              21

      Item 2.  Management's Discussion and Analysis of Financial Condition
               and Results of Operations.......................................................              22

      Item 3.  Quantitative and Qualitative Disclosures About Market Risk......................              52

      Item 4.  Controls and Procedures.........................................................              55

PART II. OTHER INFORMATION

      Item 1.  Legal Proceedings...............................................................              55

      Item 6.  Exhibits and Reports on Form 8-K................................................              56

SIGNATURE......................................................................................              57

Periodic reports on Form 10-K and Form 10-Q and current reports on Form 8-K that contain financial information of TXU US Holdings Company and its subsidiaries are made available to the public, free of charge, on the TXU Corp. website at http://www.txucorp.com, shortly after they have been filed with the Securities and Exchange Commission. TXU US Holdings Company will provide copies of current reports not posted on the website upon request.

                                    GLOSSARY

When the following terms and abbreviations appear in the text of this report, they have the meanings indicated below.

1999 Restructuring Legislation........Legislation that restructured the electric utility industry in Texas to provide for competition

2002 Form 10-K........................TXU US Holdings Company's Annual Report
                                      on Form 10-K for the year ended
                                      December 31, 2002

Commission............................Public Utility Commission of Texas

EITF..................................Emerging Issues Task Force

EITF 98-10 ...........................EITF  Issue No.  98-10, "Accounting for
                                      Contracts Involved in Energy Trading and
                                      Risk Management Activities"

EITF 01-8.............................EITF  Issue No. 01-8, "Determining Whether
                                      an Arrangement Contains a Lease"

EITF 02-3 ............................EITF Issue No.  02-3, "Issues Involved in
                                      Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities"

ERCOT.................................Electric Reliability Council of Texas

FIN...................................Financial Accounting Standards Board
                                      Interpretation

FIN 45................................FIN No. 45, "Guarantor's Accounting and
                                      Disclosure Requirements for Guarantees,
                                      Including Indirect Guarantees of
                                      Indebtedness of Others - an Interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FIN No. 34"

FIN 46................................FIN No. 46, "Consolidation of Variable
                                      Interest Entities"

Fitch.................................Fitch Ratings, Ltd.

GWh...................................gigawatt-hours

Moody's...............................Moody's Investors Services, Inc.

NRC...................................United States Nuclear Regulatory
                                      Commission

Oncor.................................Oncor Electric Delivery Company

POLR..................................provider of last resort

REPs..................................retail electric providers

S&P...................................Standard & Poor's, a division of the
                                      McGraw Hill Companies

Sarbanes-Oxley........................Sarbanes-Oxley Act of 2002

SEC...................................United States Securities and Exchange
                                      Commission

Settlement............................regulatory settlement agreed to by the
                                      Commission in 2002

Settlement Plan.......................regulatory settlement plan filed with the
                                      Commission in December 2001

SFAS..................................Statement of Financial Accounting
                                      Standards

SFAS 133..............................SFAS  No. 133, "Accounting for Derivative
                                      Instruments and Hedging Activities"

SFAS 143..............................SFAS No. 143, "Accounting for Asset
                                      Retirement Obligations"

SFAS 145..............................SFAS No. 145, "Rescission of FASB
                                      Statements No. 4, 44 and 64, Amendment
                                      of FASB Statement 13, and Technical
                                      Corrections"

SFAS 146..............................SFAS No. 146, "Accounting for Costs
                                      Associated with Exit or Disposal
                                      Activities"

SFAS 149..............................SFAS No. 149, "Amendment of Statement 133
                                      on Derivative  Instruments and
                                      Hedging Activities"

SFAS 150..............................SFAS  No.  150, "Accounting for Certain
                                      Financial   Instruments  with
                                      Characteristics of both Liabilities
                                      and Equity"

SG&A..................................selling, general and administrative

T&D...................................transmission and distribution

TXU Energy............................TXU Energy Company LLC

TXU Fuel..............................TXU Fuel Company

TXU Gas...............................TXU Gas Company

TXU Mining............................TXU Mining Company LP

TXU Portfolio Management..............TXU Portfolio Management Company LP

US....................................United States of America

US GAAP...............................accounting principles generally accepted in the US

US Holdings...........................refers to TXU US  Holdings Company or
                                      TXU US  Holdings  Company  and its
                                      consolidated subsidiaries, depending on
                                      the context

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                    TXU US HOLDINGS COMPANY AND SUBSIDIARIES
                   CONDENSED STATEMENTS OF CONSOLIDATED INCOME
                                   (Unaudited)

                                                                               Three  Months        Six Months
                                                                                   Ended               Ended
                                                                                  June 30,            June 30,
                                                                               ---------------   ----------------
                                                                               2003     2002      2003       2002
                                                                               -----    ----     ------      ----
                                                                                     (millions of dollars)


Operating revenues.......................................................      $2,180   $2,119   $4,112   $3,996
                                                                               ------   ------   ------   ------

Costs and expenses:
   Cost of energy sold and delivery fees.................................         932      787    1,770    1,312
   Operating costs.......................................................         361      344      727      658
   Depreciation and amortization.........................................         163      174      345      357
   Selling, general and administrative expenses..........................         201      269      394      546
   Franchise and revenue-based taxes.....................................          87       94      180      194
   Other income..........................................................         (17)     (14)     (26)     (17)
   Other deductions......................................................           2        2        3        5
   Interest income.......................................................          (4)       -       (9)      (1)
   Interest expense and other charges....................................         157      105      308      210
                                                                               ------   ------   ------   ------
       Total costs and expenses..........................................       1,882    1,761    3,692    3,264
                                                                               ------   ------   ------   ------

Income before income taxes and cumulative effect of changes in accounting
  principles.............................................................         298      358      420      732

Income tax expense.......................................................          97      114      130      235
                                                                               ------   ------   ------   ------

Income before cumulative effect of changes in accounting principles......         201      244      290      497

Cumulative effect of changes in accounting principles, net of tax benefit
  (Note 2)...............................................................           -        -      (58)       -
                                                                               ------   ------   ------   ------
Net income ..............................................................         201      244  2   232      497

Preference stock dividends...............................................           2        3        4        5
                                                                               ------   ------   ------   ------

Net income available for common stock....................................      $  199   $  241   $  228   $  492
                                                                               ======   ======   ======   ======

                CONDENSED STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME
                                   (Unaudited)

                                                                                Three Months      Six Months
                                                                                   Ended             Ended
                                                                                  June 30,          June 30,
                                                                              ---------------    --------------
                                                                                2003     2002     2003     2002
                                                                               ------   ------   ------   -----
                                                                                    (millions of dollars)

Net income...............................................................      $  201   $  244   $  232   $  497
                                                                               ------   ------   ------   ------
Other comprehensive income (loss), net of tax effects:
   Cash flow hedge activity -
     Net change in fair value of derivatives (net of tax benefit of $11,
       $36, $53 and $60).................................................
     Amounts realized in earnings during the period (net of tax benefit           (20)     (68)     (98)    (111)
       of $12, $-, $39 and $2)...........................................          23       (1)      72       (3)
                                                                               ------   ------   ------   ------
     Total...............................................................           3      (69)     (26)    (114)
                                                                               ------   ------   -------  ------

Comprehensive income.....................................................      $  204   $  175   $  206   $  383
                                                                               ======   ======   ======   ======

See Notes to Financial Statements.

                    TXU US HOLDINGS COMPANY AND SUBSIDIARIES
                 CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
                                   (Unaudited)


                                                                                         Six Months Ended
                                                                                             June 30,
                                                                                       -------------------
                                                                                         2003         2002
                                                                                         ----         ----
                                                                                       (millions of dollars)

Cash flows -- operating activities:
   Income before cumulative effect of changes in accounting principles.......          $   290     $   497
   Adjustments to reconcile income before cumulative effect of changes in accounting principles to cash provided by operating activities:
     Depreciation and amortization...........................................              382         404
     Deferred income taxes and investment tax credits-- net .................              116          25
     Net unrealized (gain) loss from mark-to-market valuation of commodity
       contracts.............................................................              (33)         12
     Net gain from sales of assets...........................................              (21)        (12)
     Reduction in regulatory liability.......................................              (78)        (41)
   Changes in operating assets and liabilities...............................               19        (434)
                                                                                       -------     -------
         Cash provided by operating activities...............................              675         451
                                                                                       -------     -------

Cash flows -- financing activities:
   Issuances of long-term debt ..............................................            1,294       1,261
   Retirements/repurchases of securities:
     Long-term debt..........................................................             (490)     (1,402)
     Preferred stock of subsidiary, subject to mandatory redemption..........               (5)          -
   Change in advances-- affiliates...........................................              199        (686)
   Change in notes payable-- banks...........................................           (1,804)        938
   Repurchase of common stock................................................             (250)          -
   Dividends paid to parent..................................................             (250)       (427)
   Preferred stock dividends paid............................................               (4)         (5)
   Redemption deposits applied to debt retirements...........................              210           -
   Debt premium, discount, financing, and reacquisition expenses.............              (37)        (24)
                                                                                       -------     -------
         Cash used in financing activities...................................           (1,137)       (345)
                                                                                       -------     -------

Cash flows -- investing activities:
   Capital expenditures......................................................             (350)       (415)
   Acquisition of a business.................................................                -         (36)
   Proceeds from sale of assets .............................................               15         443
   Nuclear fuel..............................................................              (35)        (50)
   Other.....................................................................                6         (66)
                                                                                       -------     -------
         Cash used in investing activities...................................             (364)       (124)
                                                                                       -------     -------

Net change in cash and cash equivalents......................................             (826)        (18)

Cash and cash equivalents -- beginning balance...............................            1,508          55
                                                                                       -------     -------

Cash and cash equivalents -- ending balance..................................          $   682     $    37
                                                                                       =======     =======

See Notes to Financial Statements.

                    TXU US HOLDINGS COMPANY AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                                       June 30,   December 31,
                                                                                         2003        2002
                                                                                        ------    -----------
                                                                                       (millions of dollars)
                                      ASSETS

Current assets:
   Cash and cash equivalents................................................          $   682      $ 1,508
   Restricted cash..........................................................                -          210
   Accounts receivable -- trade.............................................            1,193        1,386
   Inventories .............................................................              359          338
   Commodity contract assets................................................            1,366        1,298
   Other current assets.....................................................              173          213
                                                                                      -------      -------
        Total current assets................................................            3,773        4,953
                                                                                      -------      -------

Investments:
   Restricted cash..........................................................               69           68
   Other investments........................................................              514          491
Property, plant and equipment -- net........................................           16,672       16,183
Goodwill....................................................................              558          558
Regulatory assets -- net....................................................            1,770        1,630
Commodity contract assets...................................................              393          476
Cash flow hedges and other derivative assets................................               62           14
Other noncurrent assets.....................................................              153          146
                                                                                      -------      -------
        Total assets........................................................          $23,964      $24,519
                                                                                      =======      =======

                       LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Advances from affiliates.................................................          $   736      $   787
   Notes payable -- banks...................................................                -        1,804
   Long-term debt due currently.............................................              105          397
   Accounts payable -- trade................................................              871          820
   Commodity contract liabilities...........................................            1,198        1,138
   Accrued taxes............................................................              153          303
   Other current liabilities................................................              672          724
                                                                                      -------      -------
        Total current liabilities...........................................            3,735        5,973
                                                                                      -------      -------

Accumulated deferred income taxes...........................................            3,280        3,227
Investment tax credits......................................................              439          450
Commodity contract liabilities..............................................              304          320
Cash flow hedges and other derivative liabilities...........................              227          150
Other noncurrent liabilities and deferred credits...........................            1,593        1,063
Long-term debt, less amounts due currently..................................            7,715        6,613

Preferred stock subject to mandatory redemption.............................               17           21

Contingencies (Note 6)

Shareholders' equity (Note 5)...............................................            6,654        6,702
                                                                                      -------      -------

        Total liabilities and shareholders' equity..........................          $23,964      $24,519
                                                                                      =======      =======

See Notes to Financial Statements.

                    TXU US HOLDINGS COMPANY AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

1.    SIGNIFICANT ACCOUNTING POLICIES

      Description of Business --US Holdings is a holding company for TXU
Energy and Oncor. US Holdings is a wholly-owned subsidiary of TXU Corp., a Texas corporation. US Holdings has two reportable business segments: TXU Energy and Oncor. See discussion of reportable business segments in Note 7.

      Basis of Presentation -- The condensed consolidated financial statements of US Holdings have been prepared in accordance with US GAAP and on the same basis as the audited financial statements included in its 2002 Form 10-K, except for the adoption of the following new accounting rules: EITF 02-3, SFAS 143, and SFAS 145, all discussed below.

      In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results of operations and financial position have been included therein. All intercompany items and transactions have been eliminated in consolidation. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with US GAAP have been omitted pursuant to the rules and regulations of the SEC. Because the consolidated interim financial statements do not include all of the information and footnotes required by US GAAP, they should be read in conjunction with the audited financial statements and related notes included in the 2002 Form 10-K. The results of operations for an interim period may not give a true indication of results for a full year. All dollar amounts in the financial statements and tables in the notes are stated in millions of US dollars unless otherwise indicated. Certain previously reported amounts have been reclassified to conform to current classifications.

      Effective April 1, 2003, the estimates of the depreciable lives of the Comanche Peak nuclear generating plant and several gas generation plants were extended to better reflect the useful lives of the assets. At the same time, depreciation rates were increased on lignite and gas generation facilities to reflect investments in emissions control equipment. The net impact of these changes was a reduction in depreciation expense of $13 million (pre-tax) and an increase in net income of $8 million in the three- and six-months ended June 30, 2003.

      Income Taxes -- TXU Energy and the holders of its 9% Exchangeable Subordinated Notes due 2012 (which were converted on July 1, 2003 to preferred membership interests in TXU Energy, see Note 3), characterize the notes as preferred equity interests for federal and state income tax purposes with the result that TXU Energy is treated as a partnership for such purposes.

      Changes in Accounting Standards -- In October 2002, the EITF, through
EITF 02-3, rescinded EITF 98-10, which required mark-to-market accounting for all trading activities. SFAS 143, regarding asset retirement obligations, became effective on January 1, 2003. As a result of the implementation of these two accounting standards, US Holdings recorded a cumulative effect of changes in accounting principles as of January 1, 2003. (See Note 2 for a discussion of the impacts of these two accounting standards.)

      As a result of guidance provided in EITF 02-3, US Holdings has not recognized origination gains on commercial/industrial retail contracts in 2003. For the three- and six-month periods ended June 30, 2002, US Holdings had recognized $21 million and $34 million in origination gains on such contracts, respectively.

      SFAS 145, regarding classification of items as extraordinary, became effective on January 1, 2003. One of the provisions of this statement is the rescission of SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt." The adoption of SFAS 145 does not result in a reclassification of results for the six months ended June 30, 2002.

      As a result of the implementation of SFAS No. 145 as of January 1, 2003, the previously reported annual after-tax losses on the early extinguishment of debt of $97 million in the year ended December 31, 2001 (as described in the Notes to Financial Statements in the 2002 Form 10-K) will be reclassified from extraordinary items to other deductions and income tax expense in income from continuing operations as such losses do not meet the criteria of an extraordinary item. There was no effect on net income as a result of the implementation of SFAS No. 145.

      SFAS 146, regarding exit costs, became effective on January 1, 2003.
SFAS 146 requires that a liability for costs associated with an exit or disposal activity be recognized only when the liability is incurred and measured initially at fair value. The adoption of SFAS 146 did not materially impact results of operations for the six months ended June 30, 2003.

      FIN 45 requires recording the fair value of guarantees upon issuance or modification after December 31, 2002. The interpretation also requires expanded disclosures of guarantees (see Note 6 under Guarantees). The adoption of FIN 45 did not materially impact results of operations for the six months ended June 30, 2003.

      FIN 46 was issued in January 2003. FIN 46 provides guidance related to identifying variable interest entities and determining whether such entities should be consolidated. This guidance will be effective for existing variable interest entities in the quarter ending September 30, 2003 and immediately for any new variable interest entities. The adoption of FIN 46 is not expected to materially impact financial position or results of operations.

      SFAS 149 was issued in April 2003 and became effective for contracts entered into or modified after June 30, 2003. SFAS 149 clarifies what contracts may be eligible for the normal purchase and sale exception, the definition of a derivative and the treatment in the statement of cash flows when a derivative contains a financing component. US Holdings is evaluating the potential impact of SFAS 149 on its financial position and results of operations.

      SFAS 150 was issued in May 2003 and became effective June 1, 2003 for new financial instruments and July 1, 2003 for existing financial instruments. SFAS 150 requires that certain mandatorily redeemable preferred securities be classified as liabilities beginning July 1, 2003. US Holdings is evaluating the potential impact of SFAS 150 on its financial position.

      EITF 01-8 was issued in May 2003 and is effective prospectively for arrangements that are new, modified or committed to beginning July 1, 2003. This guidance may require that certain types of arrangements be accounted for as leases, including tolling and power supply contracts, take-or-pay contracts and service contracts involving the use of specific property and equipment. US Holdings is evaluating the potential impact of the adoption of EITF 01-8 on its financial position and results of operations.

2.    CUMULATIVE EFFECT OF CHANGES IN ACCOUNTING PRINCIPLES

      The following summarizes the effect on results for the six months ended June 30, 2003 for changes in accounting principles effective January 1, 2003:

     Charge from rescission of EITF 98-10, net of tax effect of $34 million...    $(63)
     Credit from adoption of SFAS 143, net of tax effect of $3 million........       5
                                                                                  ----
          Total net charge....................................................    $(58)
                                                                                  ====

      On October 25, 2002, the EITF, through EITF 02-3, rescinded EITF
98-10, which required mark-to-market accounting for all trading activities. Pursuant to this rescission, only financial instruments that are derivatives under SFAS 133 will be subject to mark-to-market accounting. Financial instruments that may not be derivatives under SFAS 133, but were marked-to-market under EITF 98-10, consist primarily of gas transportation and storage agreements, power tolling, full requirements and capacity contracts. This new accounting rule was effective for new contracts entered into after October 25, 2002. Non-derivative contracts entered into prior to October 26, 2002, continued to be accounted for at fair value through December 31, 2002; however, effective January 1, 2003, such contracts were required to be accounted for on a settlement basis. Accordingly, a charge of $97 million ($63 million after-tax) has been reported as a cumulative effect of a change in accounting principles in the first quarter of 2003. Of the total, $75 million reduced net commodity contract assets and liabilities and $22 million reduced inventory that had previously been marked-to-market as a trading position. The cumulative effect adjustment represents the net gains previously recognized for these contracts under mark-to-market accounting.

      SFAS 143 became effective on January 1, 2003. SFAS 143 requires entities to record the fair value of a legal liability for an asset retirement obligation in the period of its inception. For US Holdings, such liabilities relate to nuclear generation plant decommissioning, land reclamation related to lignite mining and removal of lignite plant ash treatment facilities. The liability is recorded at its net present value with a corresponding increase in the carrying value of the related long-lived asset. The liability is accreted each period, representing the time value of money, and the capitalized cost is depreciated over the remaining useful life of the related asset.

      As the new accounting rule required retrospective application to the inception of the liability, the effects of the adoption reflect the accretion and depreciation from the liability inception date through December 31, 2002. Further, the effects of adoption take into consideration liabilities of $215 million (previously reflected in accumulated depreciation) US Holdings had previously recorded as depreciation expense and $26 million (reflected in other noncurrent liabilities) of unrealized net gains associated with the decommissioning trusts.

      The following table summarizes the impact as of January 1, 2003 of adopting SFAS 143:

     Increase in property, plant and equipment - net................     $488
     Increase in other noncurrent liabilities and deferred credits..     (528)
     Increase in accumulated deferred income taxes..................       (3)
     Increase in regulatory assets - net............................       48
                                                                         ----
     Cumulative effect of change in accounting principles...........     $  5
                                                                         ====

      The asset retirement liability at June 30, 2003 was $564 million, comprised of a $554 million liability as a result of adoption of SFAS 143 and $18 million of accretion during the first six months of 2003 reduced by $8 million in reclamation payments.

      With respect to nuclear decommissioning costs, US Holdings believes that the adoption of SFAS 143 results primarily in timing differences in the recognition of asset retirement costs that TXU Energy is currently recovering, as Oncor recovers regulated decommissioning fees from REPs on behalf of TXU Energy, and will be deferring such differences as part of the regulatory cost-recovery process.

      On a pro forma basis, assuming SFAS 143 had been adopted at the beginning of the periods, income from continuing operations for the six months ended June 30, 2002 would have increased by $4 million after-tax and the liability for asset retirement obligations as of June 30, 2002, would have been $538 million.

 3.   FINANCING ARRANGEMENTS

      Credit Facilities -- At June 30, 2003, US Holdings had outstanding short-term borrowings consisting of advances from affiliates of $736 million. At December 31, 2002 outstanding short-term bank borrowings were $1.8 billion and advances from affiliates were $787 million. Weighted average interest rates on short-term borrowings were 3.07% and 2.44% at June 30, 2003 and December 31, 2002, respectively.


      At June 30, 2003, US Holdings had credit facilities as follows:



                                                                                            At June 30, 2003
                                                                            --------------------------------------------------
                                                         Authorized          Facility    Letters of     Cash
Facility                               Expiration Date   Borrowers             Limit       Credit    Borrowings   Availability
--------                               ---------------   ---------             -----       ------    ----------   ------------
Five-Year Revolving Credit Facility    February 2005     US Holdings          $ 1,400      $  391      $   --       $1,009
Revolving Credit Facility              February 2005     TXU Energy, Oncor        450          21          --          429
Three-Year Revolving Credit Facility   May 2005          US Holdings              400          --          --          400
                                                                              -------      ------      ------       ------
      Total North America                                                     $ 2,250      $  412      $   --       $1,838
                                                                              =======      ======      ======       ======

      Through April 2003, $1.8 billion in outstanding cash borrowings as of December 31, 2002 under the credit facilities were repaid, and the facilities were restructured. A $450 million revolving credit facility was established for TXU Energy and Oncor that matures on February 25, 2005. This facility will be used for working capital and other general corporate purposes, including letters of credit, and replaces the $1 billion 364-day revolving credit facility that expired in April 2003. Up to $450 million of letters of credit may be issued under the facility.

      This facility, as well as others available to US Holdings, will provide back-up for any future issuance of commercial paper by TXU Energy and Oncor. At June 30, 2003, there was no outstanding commercial paper under the credit facilities.

      In connection with the restructuring of the North America credit facilities of TXU Corp., in April 2003:

      o Oncor cancelled its undrawn $150 million secured 364-day credit facility that was scheduled to expire in December 2003.

      o US Holdings replaced TXU Corp. as the borrower under the $500 million three-year revolving credit facility. Concurrently, the facility was reduced to $400 million.

      o US Holdings' $1.4 billion five-year revolving credit facility was amended. Among other things, the amendment increased the amount of letters of credit allowed to be issued under the facility to $1 billion from $500 million.

      Long-Term Debt -- At June 30, 2003 and December 31, 2002, the long-term debt of US Holdings and its consolidated subsidiaries consisted of the following:

                                                                                            June 30,   December 31,
                                                                                              2003         2002
                                                                                           --------    ------------
TXU Energy
  Pollution Control Revenue Bonds:
    Brazos River Authority:
    Floating Taxable Series 1993 due June 1, 2023.......................................    $    --      $    44
    4.900% Fixed Series 1994A due May 1, 2029(a)........................................         --           39
    5.400% Fixed Series 1994B due May 1, 2029, remarketing date May 1, 2006(a)..........         39           39
    5.400% Fixed Series 1995A due April 1, 2030, remarketing date May 1, 2006(a)........         50           50
    5.050% Fixed Series 1995B due June 1, 2030, remarketing date June 19, 2006(a).......        118          118
    7.700% Fixed Series 1999A due April 1, 2033.........................................        111          111
    6.750% Fixed Series 1999B due September 1, 2034, remarketing date April 1, 2013(a)..         16           16
    7.700% Fixed Series 1999C due March 1, 2032.........................................         50           50
    4.950% Fixed Series 2001A due October 1, 2030, remarketing date April 1, 2004(a)....        121          121
    4.750% Fixed Series 2001B due May 1, 2029, remarketing date November 1, 2006(a).....         19           19
    5.750% Fixed Series 2001C due May 1, 2036, remarketing date November 1, 2011(a).....        274          274
    4.250% Fixed Series 2001D due May 1, 2033, remarketing date November 1, 2003(a).....        271          271
    1.150% Floating Taxable Series 2001F due December 31, 2036(b).......................         39           39
    1.150% Floating Taxable Series 2001G due December 31, 2036(b).......................         72           72
    1.070% Floating Taxable Series 2001H due December 31, 2036(b).......................         31           31
    1.020% Floating Taxable Series 2001I due December 31, 2036(b).......................         63           63
    1.050% Floating Series 2002A due May 1, 2037(b).....................................         61           61
    6.750% Fixed Series 2003A due April 1, 2038, remarketing date April 1, 2013(a)......         44           --

    Sabine River Authority of Texas:
    6.450% Fixed Series 2000A due June 1, 2021..........................................         51           51
    5.500% Fixed Series 2001A due May 1, 2022, remarketing date November 1, 2011(a).....         91           91
    5.750% Fixed Series 2001B due May 1, 2030, remarketing date November 1, 2011(a).....        107          107
    4.000% Fixed Series 2001C due May 1, 2028, remarketing date November 1, 2003(a).....         70           70
    1.150% Floating Taxable Series 2001D due December 31, 2036(b).......................         12           12
    1.070% Floating Taxable Series 2001E due December 31, 2036(b).......................         45           45

    Trinity River Authority of Texas:
    6.250% Fixed Series 2000A due May 1, 2028...........................................         --           14
    5.000% Fixed Series 2001A due May 1, 2027, remarketing date November 1, 2006(a).....         37           37

    Other:
    7.000% Fixed Senior Notes - TXU Mining due May 1, 2003..............................         --           72
    6.875% Fixed Senior Notes - TXU Mining due August 1, 2005...........................         30           30
    9.000% Fixed Exchangeable Subordinated Notes due November 22, 2012..................        750          750
    6.125% Fixed Senior Notes due March 15, 2008........................................        250           --
    7.000% Fixed Senior Notes due March 15, 2013........................................      1,000           --
    Capital lease obligations...........................................................         10           10
    Other...............................................................................          7            8
    Unamortized premium and discount....................................................       (259)        (264)
                                                                                             ------       ------
        Total TXU Energy ...............................................................      3,580        2,451
                                                                                             ------       ------
US Holdings
    7.170% Fixed Senior Debentures due August 1, 2007...................................         10           10
    9.556% Fixed Notes due in bi-annual installments through December 4, 2019...........         73           73
    8.254% Fixed Notes due in quarterly installments through December 31, 2021..........         67           68
    2.110% Floating Rate Junior Subordinated Debentures, Series D due January 30,2037(c)          1            1
    8.175% Fixed Junior Subordinated Debentures, Series E due January 30, 2037..........          8            8
                                                                                             ------       ------
        Total US Holdings ..............................................................        159          160
                                                                                             ------       ------


                                                                                           June 30,   December 31,
                                                                                              2003         2002
                                                                                           --------   ------------
Oncor
    9.530% Fixed Medium Term Secured Notes due January 30, 2003......................            --            4
    9.700% Fixed Medium Term Secured Notes due February 28, 2003.....................            --           11
    6.750% Fixed First Mortgage Bonds due March 1, 2003..............................            --          133
    6.750% Fixed First Mortgage Bonds due April 1, 2003..............................            --           70
    8.250% Fixed First Mortgage Bonds due April 1, 2004..............................           100          100
    6.250% Fixed First Mortgage Bonds due October 1, 2004............................           121          121
    6.750% Fixed First Mortgage Bonds due July 1, 2005...............................            92           92
    7.875% Fixed First Mortgage Bonds due March 1, 2023..............................           224          224
    8.750% Fixed First Mortgage Bonds due November 1, 2023...........................            --          103
    7.875% Fixed First Mortgage Bonds due April 1, 2024..............................           133          133
    7.625% Fixed First Mortgage Bonds due July 1, 2025...............................           215          215
    7.375% Fixed First Mortgage Bonds due October 1, 2025............................           178          178
    6.375% Fixed Senior Secured Notes due May 1, 2012................................           700          700
    7.000% Fixed Senior Secured Notes due May 1, 2032................................           500          500
    6.375% Fixed Senior Secured Notes due January 15, 2015...........................           500          500
    7.250% Fixed Senior Secured Notes due January 15, 2033...........................           350          350
    5.000% Fixed Debentures due September 1, 2007....................................           200          200
    7.000% Fixed Debentures due September 1, 2022....................................           800          800
    Unamortized premium and discount.................................................           (32)         (35)
                                                                                            -------      -------
        Total Oncor..................................................................         4,081        4,399
                                                                                            -------      -------
    Total US Holdings consolidated...................................................         7,820        7,010

    Less amount due currently........................................................           105          397
                                                                                            -------      -------
    Total long-term debt.............................................................       $ 7,715      $ 6,613
                                                                                            =======      =======
----------------------

   (a) These series are in the multiannual mode and are subject to mandatory tender prior to maturity on the mandatory remarketing date. On such date, the interest rate and interest rate period will be reset for the bonds.
   (b) Interest rates in effect at June 30, 2003. These series are in a flexible or weekly rate mode and are classified as long-term as they are supported by long-term irrevocable letters of credit. Series in the flexible mode will be remarketed for periods of less than 270 days.
   (c) Interest rates in effect at June 30, 2003.

       In July 2003, TXU Energy exercised its right to exchange its $750 million 9% Exchangeable Subordinated Notes due November 22, 2012 for exchangeable preferred membership interests with identical economic and other terms. These securities are convertible into TXU Corp. common stock at an exercise price of $13.1242. The market price of TXU Corp. common stock on June 30, 2003 was $22.45. As disclosed in the 2002 Form 10-K, any exchange of these securities into common stock would result in a proportionate write-off of the related unamortized discount as a charge to earnings. If all the securities had been exchanged into common stock on June 30, 2003, the pre-tax charge would have been $259 million.

      In July 2003, the Brazos River Authority issued $39 million aggregate principal amount of Series 2003B pollution control revenue bonds for TXU Energy. The bonds will bear interest at an annual rate of 6.30% until maturity in 2032. Proceeds from the issuance of the bonds were used to refund the entire principal amount of Brazos River Authority Taxable Series 2001F variable rate pollution control revenue bonds due December 31, 2036. The Sabine River Authority also issued $12 million aggregate principal amount of Series 2003A pollution control revenue bonds for TXU Energy. The bonds will bear interest at an annual rate of 5.80% until maturity in 2022. Proceeds from the issuance of these bonds were used to refund the entire principal amount of Sabine River Authority Taxable Series 2001D pollution control revenue bonds due December 31, 2036.

      In May 2003, the Brazos River Authority Series 1994A and the Trinity
River Authority Series 2000A pollution control revenue bonds (aggregate principal amount of $53 million) were purchased upon mandatory tender. In July 2003, the bonds were remarketed and converted from a floating rate mode to a multiannual mode at an annual rate of 3.00% and 6.25%, respectively. The rate on the 1994A bonds will remain in effect until their mandatory tender date of May 1, 2005, at which time they will be remarketed. The rate on the 2000A bonds will remain in effect until their maturity in 2028.

      In May 2003, $72 million principal amount of the 7% TXU Mining fixed rate senior notes were repaid at maturity.

      In April 2003, Oncor repaid all ($70 million principal amount) of its First Mortgage Bonds, 6.75% Series, at the maturity date for par value plus accrued interest. A restricted cash deposit of $72 million was utilized to fund the maturity.

      In April 2003, the Brazos River Authority Series 1999A pollution control revenue bonds, with an aggregate principal amount of $111 million, were remarketed. The bonds now bear interest at a fixed annual rate of 7.70% and are callable beginning on April 1, 2013 at a price of 101% until March 31, 2014 and at 100% thereafter.

      In March 2003, the Brazos River Authority Series 1999B and 1999C pollution control revenue bonds (aggregate principal amount of $66 million) were converted from a floating rate mode to a multiannual mode at annual rates of 6.75% and 7.70%, respectively. The rate on the 1999B bonds will remain in effect until 2013 at which time they will be remarketed. The rate on the 1999C bonds is fixed to maturity in 2032, however they become callable in 2013.

      In March 2003, the Brazos River Authority issued $44 million aggregate principal amount of pollution control revenue bonds for TXU Energy. The bonds will bear interest at an annual rate of 6.75% until the mandatory tender date of April 1, 2013. On April 1, 2013, the bonds will be remarketed. Proceeds from the issuance of the bonds were used to repay the entire principal amount of Brazos River Authority Series 1993 pollution control revenue bonds due June 1, 2023.

      In March 2003, Oncor repaid all ($133 million principal amount) of its First Mortgage Bonds, 6.75% Series, at the maturity date for par value plus accrued interest. A restricted cash deposit of $138 million was utilized to fund the maturity.

      In March 2003, Oncor redeemed all ($103 million principal amount) of its First Mortgage and Collateral Trust Bonds, 8.75% Series due November 1, 2023, at 104.01% of the principal amount thereof, plus accrued interest to the redemption date.

      In March 2003, TXU Energy issued $1.25 billion aggregate principal amount of senior unsecured notes in two series in a private placement with registration rights. One series in the amount of $250 million is due March 15, 2008, and bears interest at the annual rate of 6.125%, and the other series in the amount of $1 billion is due March 15, 2013, and bears interest at the annual rate of 7%. Net proceeds from the issuance were used for general corporate purposes, including the repayment of borrowings under TXU Corp.'s North America credit facilities. In August 2003, TXU Energy entered into interest rate swap transactions to effectively convert $500 million of the notes to floating interest rates.

      Sale of Receivables -- Certain subsidiaries of TXU Corp. sell trade accounts receivable to TXU Receivables Company, a wholly-owned bankruptcy remote subsidiary of TXU Corp., which sells undivided interests in accounts receivable it purchases to financial institutions. As of June 30, 2003, TXU Energy (through certain subsidiaries), Oncor and TXU Gas are qualified originators of accounts receivable under the program. TXU Receivables Company may sell up to an aggregate of $600 million in undivided interests in the receivables purchased from the originators under the program. The June 30, 2003 financial statements reflect the sale of $1.1 billion face amount of US Holdings' receivables to TXU Receivables Company under the program in exchange for cash of $494 million and $563 million in subordinated notes, with $10 million of losses on sales for the six months ended June 30, 2003 that principally represents the interest costs on the underlying financing. These losses approximated 6% of the cash proceeds from the sale of undivided interests in accounts receivable on an annualized basis. Funding under the program increased $47 million for the six month period ended June 30, 2003 primarily due to reserve requirements that were reduced through a temporary amendment in recognition of improving collection trends. Higher loss reserve requirements in previous periods reflected the billing and collection delays previously experienced as a result of new systems and processes in TXU Energy and ERCOT for clearing customers' switching and billing data upon the transition to competition. Funding increases or decreases under the program are reflected as cash provided by or used in operating activities.

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

      In August 2003, the program was amended to extend the term to July
2004, as well as to extend the period providing temporarily higher delinquency and default compliance ratios through December 31, 2003. The program was also amended to coincide with the credit facilities' covenants by removing investment grade credit ratings as a requirement of an eligible originator and substituting maintenance of fixed charge coverage ratios and debt to capital ratios as requirements of an eligible originator. In June 2003, the program was amended to provide temporarily higher delinquency and default compliance ratios and temporary relief from the loss reserve formula. The June amendment reflected the billing and collection delays previously experienced as a result of new systems and processes in TXU Energy and ERCOT for clearing customers' switching and billing data upon the transition to competition.

      Contingencies Related to Receivables Program -- Although TXU
Receivables Company expects to be able to pay its subordinated notes from the collections of purchased receivables, these notes are subordinated to the undivided interests of the financial institutions in those receivables, and collections might not be sufficient to pay the subordinated notes. The program may be terminated if either of the following events occurs:

      1) each of the originators cease to maintain their required fixed charge coverage ratio and debt to capital (leverage) ratio;
      2) the delinquency ratio (delinquent for 31 days) for the sold receivables, the default ratio (delinquent for 91 days or deemed uncollectible), the dilution ratio (reductions for discounts, disputes and other allowances) or the days collection outstanding ratio exceed stated thresholds and the financial institutions do not waive such event of termination. The thresholds apply to the entire portfolio of sold receivables, not separately to the receivables of each originator.

      The delinquency and dilution ratios exceeded the relevant thresholds during the first four months of 2003, but waivers were granted. These ratios were affected by issues related to the transition to deregulation. Certain billing and collection delays arose due to implementation of new systems and processes within TXU Energy and ERCOT for clearing customers' switching and billing data. The billing delays have been resolved but, while improving, the lagging collection issues continue to impact the ratios. The implementation of new POLR rules by the Commission and strengthened credit and collection policies and practices are expected to bring the ratios into consistent compliance with the program.

      Under the receivables sale program, all the originators are required to maintain specified fixed charge coverage and leverage ratios (or supply a parent guarantor that meets the ratio requirements). Prior to the August 2003 amendment extending the program, originator eligibility was predicated on the maintenance of an investment grade credit rating. The failure by an originator or its parent guarantor, if any, to maintain the specified financial ratios would prevent that originator from selling its accounts receivable under the program. If all the originators and the parent guarantor, if any, fail to maintain the specified financial ratios so that there are no eligible originators, the facility would terminate.

      Financial Covenants, Credit Rating Provisions and Cross Default
Provisions -- The terms of certain financing arrangements of US Holdings contain financial covenants that require maintenance of specified fixed charge coverage ratios, shareholders' equity to total capitalization ratios and leverage ratios and/or contain minimum net worth covenants. TXU Energy's preferred membership interests (formerly subordinated notes) also limit its incurrence of additional indebtedness unless a leverage ratio and interest coverage test are met on a pro forma basis. As of June 30, 2003, US Holdings and its subsidiaries were in compliance with all such applicable covenants.

      Certain financing and other arrangements of US Holdings contain provisions that are specifically affected by changes in credit ratings and also include cross default provisions. The material cross default provisions are described below.

      Other agreements of US Holdings, including some of the credit facilities discussed above, contain terms pursuant to which the interest rates charged under the agreements may be adjusted depending on the credit ratings of US Holdings or its subsidiaries.

      Cross Default Provisions
      ------------------------

      Certain financing arrangements of US Holdings contain provisions that would result in an event of default if there is a failure under other financing arrangements to meet payment terms or to observe other covenants that would result in an acceleration of payments due. Such provisions are referred to as "cross default" provisions.

      A default by US Holdings or any subsidiary thereof on financing arrangements of $50 million or more would result in a cross default under the $1.4 billion US Holdings five-year revolving credit facility, the $400 million US Holdings credit facility, the $68 million US Holdings letter of credit reimbursement and credit facility agreement and $30 million of TXU Mining senior notes (which have a $1 million threshold).

      A default by TXU Energy or Oncor or any subsidiary thereof in respect of indebtedness in a principal amount in excess of $50 million or more would result in a cross default for such party under the TXU Energy/Oncor $450 million revolving credit facility. Under this credit facility, a default by TXU Energy or any subsidiary thereof would cause the maturity of outstanding balances under such facility to be accelerated as to TXU Energy, but not as to Oncor. Also, under this credit facility, a default by Oncor or any subsidiary thereof would cause the maturity of outstanding balances to be accelerated under such facility as to Oncor, but not as to TXU Energy.

      A default or similar event under the terms of the TXU Energy preferred membership interests (formerly subordinated notes) that results in the acceleration (or other mandatory repayment prior to the mandatory redemption date) of such security or the failure to pay such security at the mandatory redemption date would result in a default under TXU Energy's $1.25 billion senior unsecured notes.

      TXU Energy has entered into certain mining and equipment leasing arrangements aggregating $127 million that would terminate upon the default of any other obligations of TXU Energy owed to the lessor. In the event of a default by TXU Mining, a subsidiary of TXU Energy, on indebtedness in excess of $1 million, a cross default would result under the $31 million TXU Mining leveraged lease and the lease would terminate.

      The accounts receivable program also contains a cross default provision with a threshold of $50 million applicable to each of the originators under the program. TXU Receivables Company and TXU Business Services Company each have a cross default threshold of $50,000. If either an originator, TXU Business Services Company or TXU Receivables Company defaults on indebtedness of the applicable threshold, the facility could terminate.

      TXU Energy enters into energy-related contracts, the master forms of which contain provisions whereby an event of default would occur if TXU Energy were to default under an obligation in respect of borrowings in excess of thresholds stated in the contracts, which thresholds vary.

      US Holdings and its subsidiaries have other arrangements, including interest rate swap agreements and leases with cross default provisions, the triggering of which would not result in a significant effect on liquidity.

4.    PREFERRED STOCK

      In July 2003, US Holdings redeemed all of the shares of its $7.98 series, $7.50 series and $7.22 series of preferred stock not subject to mandatory redemption and the shares of its $6.98 series of preferred stock subject to mandatory redemption for an aggregate principle amount of $91 million.

5.    SHAREHOLDERS' EQUITY

                                                                                   June 30,      December 31,
                                                                                     2003           2002
                                                                                  ---------      -----------
     Shareholders' equity:
         Preferred stock - not subject to mandatory redemption.........            $  115          $  115
                                                                                   ------          ------
         Common stock without par value:
               Authorized shares:  180,000,000
               Outstanding shares:  June 30, 2003 -- 46,567,862
                   and December 31, 2002-- 52,817,862 .................             2,264           2,514
         Retained earnings.............................................             4,489           4,261
         Accumulated other comprehensive loss..........................              (214)           (188)
                                                                                   ------          ------
                   Total common stock equity...........................             6,539           6,587
                                                                                   ------          ------

                   Total shareholders' equity..........................            $6,654          $6,702
                                                                                   ======          ======

      On July 1, 2003, US Holdings repurchased 5,312,500 shares of its common stock for $212.5 million and on April 1, 2003, US Holdings repurchased 6,250,000 shares of its common stock for $250 million. On November 15, 2002, US Holdings declared a cash dividend of $250 million which was paid to TXU Corp. on January 2, 2003.

      An Oncor mortgage restricts its payment of dividends to the amount of its retained earnings. Certain other debt instruments and preferred securities of US Holdings contain provisions that restrict payment of dividends during any interest or distribution payment deferral period or while any payment default exists. At June 30, 2003, there were no restrictions on the payment of dividends under these provisions.

6.    CONTINGENCIES

      Guarantees -- US Holdings has entered into contracts that contain guarantees to outside parties that could require performance or payment under certain conditions. These guarantees have been grouped based on similar characteristics and are described in detail below.

      Project development guarantees -- In 1990, US Holdings repurchased an electric co-op's minority ownership interest in the Comanche Peak nuclear generation plant and assumed the co-op's indebtedness to the US government for the facilities. US Holdings is making principal and interest payments to the co-op in an amount sufficient for the co-op to make payments on its indebtedness. US Holdings guaranteed the co-op's payments, and in the event that the co-op fails to make its payments on the indebtedness, the US government would assume the co-op's rights under the agreement, and such payments would then be owed directly by US Holdings. At June 30, 2003, the balance of the indebtedness was $139 million with maturities of principal and interest extending to December 2021. The indebtedness is secured by a lien on the purchased facilities.

      Residual value guarantees in operating leases -- US Holdings is the lessee under various operating leases that obligate it to guarantee the residual values of the leased facilities. At June 30, 2003, the aggregate maximum amount of residual values guaranteed was approximately $279 million with an estimated residual recovery of approximately $210 million. The average life of the lease portfolio is approximately six years.

      Shared saving guarantees -- US Holdings has guaranteed that certain customers will realize specified annual savings resulting from energy management services it has provided. In aggregate, the average annual savings has exceeded the annual savings guaranteed. The maximum potential annual payout is approximately $8 million and the maximum total potential payout is approximately $56 million. During the three months ended June 30, 2003 no shared savings contracts were executed. The average remaining life of the portfolio is approximately nine years.

      Letters of credit -- US Holdings has entered into various agreements that require letters of credit for financial assurance purposes. Approximately $350 million of letters of credit were outstanding at June 30, 2003 to support existing floating rate pollution control revenue bond debt of approximately $323 million. The letters of credit are available to fund the payment of such debt obligations. These letters of credit have expiration dates in 2003 and 2004; however, US Holdings intends to provide from either existing or new facilities for the extension, renewal or substitution of these letters of credit to the extent required for such floating rate debt or their remarketing as fixed rate debt. In July 2003, approximately $56 million of the $350 million of letters of credit referenced above were terminated as a result of the refinancing of approximately $51 million of floating rate pollution control revenue bonds.

      US Holdings has outstanding letters of credit in the amount of $118 million to support portfolio management margin requirements in the normal course of business. As of June 30, 2003, approximately 73% of the obligations supported by these letters of credit mature within one year, and substantially all of the remainder mature in the second year.

      Surety bonds -- US Holdings has outstanding surety bonds of approximately $60 million to support performance under various subsidiary construction contracts in the normal course of business. The term of the surety bond obligations is approximately two years.

      Other --US Holdings has entered into contracts with public agencies to purchase cooling water for use in the generation of electric energy and has agreed, in effect, to guarantee the principal, $16 million at June 30, 2003, and interest on bonds issued by the agencies to finance the reservoirs from which the water is supplied. The bonds mature at various dates through 2011 and have interest rates ranging from 5.50% to 7%. US Holdings is required to make periodic payments equal to such principal and interest, including amounts assumed by a third party and reimbursed to US Holdings. In addition, US Holdings is obligated to pay certain variable costs of operating and maintaining the reservoirs. US Holdings has assigned to a municipality all its contract rights and obligations in connection with $19 million remaining principal amount of bonds at June 30, 2003, issued for similar purposes, which had previously been guaranteed by US Holdings. US Holdings is, however, contingently liable in the unlikely event of default by the municipality.

         Legal Proceedings

      On April 28, 2003, a lawsuit was filed by a former employee of TXU Portfolio Management in the United States District Court for the Northern District of Texas, Dallas Division, against TXU Corp., TXU Energy and TXU Portfolio Management. Plaintiff asserts claims under Section 806 of Sarbanes-Oxley arising from plaintiff's employment termination and claims for breach of contract relating to payment of certain bonuses. Plaintiff seeks back pay, payment of bonuses and alternatively, reinstatement or future compensation, including bonuses. TXU Corp. believes the plaintiff's claims are without merit. The plaintiff was terminated as the result of a reduction in force, not as a reaction to any concerns the plaintiff had expressed, and plaintiff was not in a position with TXU Portfolio Management such that he had knowledge or information that would qualify the plaintiff to evaluate TXU Corp.'s financial statements or assess the adequacy of TXU Corp.'s financial disclosures. Thus, TXU Corp. does not believe that there is any merit to the plaintiff's claims under Sarbanes-Oxley. Accordingly, TXU Corp., TXU Energy and TXU Portfolio Management intend to vigorously defend the litigation. While TXU Corp., TXU Energy and TXU Portfolio Management dispute the plaintiff's claims, like any litigation, TXU Corp. is unable to predict the outcome of this litigation or the possible loss in the event of an adverse judgment.

      On July 7, 2003, a lawsuit was filed by Texas Commercial Energy
(TCE) in the United States District Court for the Southern District of Texas, Corpus Christi Division, against TXU Energy and certain of its subsidiaries, as well as various other wholesale market participants doing business in ERCOT, claiming generally that defendants engaged in market manipulation, in violation of antitrust and other laws, primarily during the period of extreme weather conditions in late February 2003. On August 6, 2003, the complaint was amended to omit one of the other defendants. US Holdings believes that it has not committed any violation of the antitrust laws and the Commission's investigation of the market conditions in late February 2003 has not resulted in any findings adverse to TXU Energy. Accordingly, US Holdings believes that TCE's claims against TXU Energy and its subsidiary companies are without merit and intends to vigorously defend the lawsuit. As with any litigation of this nature, US Holdings is unable to estimate any possible loss or predict the outcome of this action.

      On March 10, 2003, a lawsuit was filed by Kimberly P. Killebrew in the United States District Court for the Eastern District of Texas, Lufkin Division, against TXU Corp. and TXU Portfolio Management, asserting generally that defendants engaged in manipulation of the wholesale electric market, in violation of antitrust and other laws. This lawsuit was not served on TXU Corp. until mid-July 2003. This action is brought by an individual, alleged to be a retail consumer of electricity, on behalf of herself and as a proposed representative of a putative class of retail purchasers of electricity that are similarly situated. US Holdings believes that the plaintiff likely lacks standing to assert any antitrust claims against TXU Corp. or TXU Portfolio Management, and that defendants have not violated antitrust laws or other laws as claimed by the plaintiff. Therefore, US Holdings believes that plaintiff's claims are without merit and plans to vigorously defend the lawsuit. As with any litigation of this nature, however, US Holdings is unable to estimate any possible loss or predict the outcome of this action.

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

      General -- US Holdings is involved in various other legal and administrative proceedings, the ultimate resolution of which should not have a material effect upon its financial position, results of operations or cash flows.

7.    SEGMENT INFORMATION

      US Holdings has two reportable business segments: TXU Energy and Oncor.

      TXU Energy (formerly Energy segment) - consists of operations, which are principally in the competitive Texas market, involving power production, wholesale energy sales, retail energy sales and services, and portfolio management, including risk management and certain trading activities.

      Oncor (formerly Electric Delivery segment) - consists of regulated operations in Texas involving the transmission and distribution of electricity.

      Effective with reporting for 2003, results for the TXU Energy segment exclude expenses incurred by the US Holdings holding company in order to present the segment on the same basis as the separate reporting for TXU Energy and as the results of the business are evaluated by management. The activities of the holding company consist primarily of servicing approximately $160 million of debt. Prior year amounts are presented on the revised basis.


                                                                  Three Months Ended     Six Months Ended
                                                                       June 30,              June 30,
                                                                  ------------------     ----------------
                                                                     2003      2002        2003      2002
                                                                     ----      ----        ----      ----
      Operating revenues:
          TXU Energy..........................................     $ 2,045   $ 2,019     $ 3,851   $ 3,818
          Oncor...............................................         486       500         992       994
          Eliminations........................................        (351)     (400)       (731)     (816)
                                                                   -------   -------     -------   -------
                Consolidated..................................     $ 2,180   $ 2,119     $ 4,112   $ 3,996
                                                                   =======   =======     =======   =======

      Regulated revenues included in operating revenues:
          TXU Energy..........................................     $    --   $    --     $    --   $    --
          Oncor...............................................         486       500         992       994
          Eliminations........................................        (349)     (397)       (726)     (813)
                                                                   -------   -------     -------   -------
                Consolidated..................................     $   137   $   103     $   266   $   181
                                                                   =======   =======     =======   =======

      Affiliated revenues included in operating revenues:
          TXU Energy..........................................     $     2   $     3     $     5   $     3
          Oncor...............................................         349       397         726       813
          Eliminations........................................        (351)     (400)       (731)     (816)
                                                                   -------   -------     -------   -------
                Consolidated..................................     $    --   $    --     $    --   $    --
                                                                   =======   =======     =======   =======

      Income before cumulative effect of changes in accounting
        principles:
          TXU Energy..........................................     $   154   $   183     $   189   $   370
          Oncor...............................................          52        65         113       136
          Other...............................................          (5)       (4)        (12)       (9)
                                                                   -------   -------     -------   -------
                Consolidated..................................     $   201   $   244     $   290   $   497
                                                                   =======   =======     =======   =======

8.    SUPPLEMENTARY FINANCIAL INFORMATION

      Regulated Versus Unregulated Operations --

                                                                   Three Months Ended     Six Months Ended
                                                                        June 30,              June 30,
                                                                   ------------------     ----------------
                                                                     2003      2002        2003      2002
                                                                     ----      ----        ----      ----
      Operating revenues:
          Regulated.................................................. $  486   $   500     $   992   $   994
          Unregulated................................................  2,045     2,019       3,851     3,818
          Intercompany sales eliminations - regulated................   (349)     (397)       (726)     (813)
          Intercompany sales eliminations - unregulated..............     (2)       (3)         (5)       (3)
                                                                      ------   -------     --------  -------
               Total operating revenues..............................  2,180     2,119       4,112     3,996
                                                                      ------   -------     -------   -------
      Costs and operating expenses:
          Cost of energy sold and delivery fees - unregulated*........   932       787       1,770     1,312
          Operating costs - regulated.................................   176       167         349       319
          Operating costs - unregulated...............................   185       177         378       339
          Depreciation and amortization - regulated...................    68        67         137       131
          Depreciation and amortization - unregulated.................    95       107         208       226
          Selling, general and administrative expenses - regulated....    48        53          97       110
          Selling, general and administrative expenses - unregulated..   153       216         297       436
          Franchise and revenue-based taxes - regulated...............    60        62         120       128
          Franchise and revenue-based taxes - unregulated.............    27        32          60        66
          Other income................................................   (17)      (14)        (26)      (17)
          Other deductions............................................     2         2           3         5
          Interest income.............................................    (4)        -          (9)       (1)
          Interest expense and other charges..........................   157       105         308       210
                                                                      ------   -------     -------   -------
               Total costs and expenses............................... 1,882     1,761       3,692     3,264
                                                                      ------   -------     -------   -------
      Income before income taxes and cumulative effect of changes
          in accounting principles....................................$  298   $   358     $   420   $   732
                                                                      ======   =======     =======   =======

      * Includes cost of fuel consumed of $423 million and $358 million for the three months ended June 30, 2003 and 2002, and $836 million and $617 million for the six months ended June 30, 2003 and 2002, respectively. The balance represents energy purchased for resale and delivery fees.

      The operations of the TXU Energy segment are included above as unregulated, as the Texas market is open to competition. However, retail pricing to residential and small business customers in its historical service territory continues to be subject to transitional regulatory provisions.

      Other Income and Deductions --

                                                                  Three Months Ended     Six Months Ended
                                                                       June 30,              June 30,
                                                                  ------------------     ----------------
                                                                     2003      2002        2003      2002
                                                                     ----      ----        ----      ----
Other income:
      Net gain on sale of properties and businesses...........     $   15    $   12      $   21    $   12
      Lignite coal royalties..................................         --        --          --         2
      Allowance for funds used during construction............          1         1           2         2
      Other...................................................          1         1           3         1
                                                                   ------    ------      ------    ------
          Total other income..................................     $   17    $   14      $   26    $   17
                                                                   ======    ======      ======    ======
Other deductions:
      Equity in losses of unconsolidated subsidiaries.........     $   --    $   --      $   --    $    1
      Loss on retirement of debt..............................          1         1           1         1
      Other...................................................          1         1           2         3
                                                                   ------    ------      ------    ------
          Total other deductions..............................     $    2    $    2      $    3    $    5
                                                                   ======    ======      ======    ======

      Interest Expense and Other Charges --

                                                                   Three Months Ended   Six Months Ended
                                                                       June 30,              June 30,
                                                                   ------------------   -----------------
                                                                     2003      2002        2003      2002
                                                                     ----      ----        ----      ----

Interest......................................................     $    152 $    105     $    298  $   208
Amortization of deferred debt costs...........................            7        3           15        8
Allowance for borrowed funds used during construction
    and capitalized interest..................................           (2)      (3)          (5)      (6)
                                                                   -------- --------     --------  -------
      Total interest expense and other charges................     $    157 $    105     $    308  $   210
                                                                   ======== ========     ========= =======

      Regulatory Assets and Liabilities --
                                                                      June 30,    December 31,
                                                                        2003          2002
                                                                        ----          ----
Regulatory Assets:
Generation-related regulatory assets subject to securitization.       $1,652        $1,652
Securities reacquisition costs.................................          124           124
Recoverable deferred income taxes -- net.......................           78            76
Other regulatory assets........................................           99            46
                                                                      ------        ------
    Total regulatory assets....................................        1,953         1,898
                                                                      ------        ------
Regulatory Liabilities:
Liability related to excess mitigation credit..................           91           170
Investment tax credit and protected excess deferred taxes......           92            98
                                                                      ------        ------
    Total regulatory liabilities...............................          183           268
                                                                      ------        ------

    Net regulatory assets......................................       $1,770        $1,630
                                                                      ======        ======

      Included above are assets of $1.8 billion at June 30, 2003 and December 31, 2002, that were not earning a return. Of the assets not earning a return, $1.652 billion is expected to be recovered over the term of the securitization bonds expected to be issued by Oncor in the third quarter of 2003 and the first half of 2004 pursuant to the regulatory Settlement Plan. All other regulatory assets have a remaining recovery period of 15 to 48 years.

      Included in other regulatory assets as of June 30, 2003 was $41 million related to nuclear decommissioning liabilities.

      Restricted Cash -- As of June 30, 2003, all of the restricted cash of $210 million from the net proceeds of Oncor's issuance of senior secured notes in December 2002 had been used to repay the interest and principal of Oncor's first mortgage bonds due March and April 2003. The remaining restricted cash reported in investments on the balance sheet as of June 30, 2003, included $69 million held as collateral for letters of credit issued.

      Accounts Receivable -- At June 30, 2003 and December 31, 2002, accounts receivable of $1.2 billion and $1.4 billion are stated net of allowance for uncollectible accounts of $65 million and $72 million, respectively. During the six months ended 2003, bad debt expense was $37 million, account write-offs were $42 million and other activity decreased the allowance for uncollectible accounts by $2 million.

      Accounts receivable included $573 million and $505 million of unbilled revenues at June 30, 2003 and December 31, 2002, respectively.

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


                                                   As of June 30, 2003               As of December 31, 2002
                                             ------------------------------       ----------------------------
                                             Gross                                Gross
                                            Carrying  Accumulated                Carrying Accumulated
                                             Amount   Amortization     Net        Amount  Amortization      Net
                                            --------  ------------   ------       ------- ------------    -----
Amortized intangible assets (included in
  property, plant and equipment):
    Capitalized software..............        $387        $160         $227         $368       $131        $237
    Land easements....................         171          63          108          180         61         119
    Mineral rights and other..........          31          20           11           31         20          11
                                              ----        ----         ----         ----       ----        ----
          Total.......................        $589        $243         $346         $579       $212        $367
                                              ====        ====         ====         ====       ====        ====

      Amortization expense for intangible assets was $29 million for the six months ended June 30, 2003 and 2002.

      At June 30, 2003 and December 31, 2002, goodwill of $558 million was stated net of previously recorded accumulated amortization of $67 million.

      Commodity Contracts -- At June 30, 2003 and December 31, 2002, current and noncurrent commodity contract assets totaling $1.8 billion are stated net of applicable credit (collection) and performance reserves totaling $30 million and $43 million, respectively. Performance reserves are provided for direct, incremental costs to settle the contracts.

      Inventories by Major Category --

                                                                                          June 30,    December 31,
                                                                                            2003          2002
                                                                                         ---------     ---------
Materials and supplies......................................................                $ 210           $ 211
Fuel stock..................................................................                   68              70
Gas stored underground......................................................                   81              57
                                                                                            -----           -----
    Total inventories.......................................................                $ 359           $ 338
                                                                                            =====           =====

      Inventories reflect a $22 million reduction as a result of the rescission of EITF 98-10 as discussed in Note 2.

      Property, Plant and Equipment -- As of June 30, 2003 and December 31, 2002, property, plant and equipment of $16.7 billion and $16.2 billion is stated net of accumulated depreciation and amortization of $10.5 billion and $10.4 billion, respectively.

      As of June 30, 2003, substantially all of Oncor's electric utility property, plant and equipment (with a net book value of $6.2 billion) was pledged as collateral for Oncor's first mortgage bonds and senior secured notes.

      Derivatives and Hedges -- US Holdings experienced net hedge ineffectiveness of $8 million and $14 million, reported as a gain in revenues, for the three and six months ended June 30, 2003, respectively. For the three and six months ended June 30, 2002, net hedge ineffectiveness of $25 million and $33 million, respectively, was reported as a loss in revenues. Hedge ineffectiveness is primarily related to hedges of anticipated sales from baseload generation.

      As of June 30, 2003, it is expected that $79 million of after-tax net losses accumulated in other comprehensive income, primarily related to commodities hedges, will be reclassified into earnings during the next twelve months. This amount represents the projected value of the hedges over the next twelve months relative to what would be recorded if the hedge transactions had not been entered into. The amount expected to be reclassified is not a forecasted loss incremental to normal operations, but rather it demonstrates the extent to which volatility in earnings and cash flows (which would otherwise exist) is mitigated through the use of cash flow hedges.

      Affiliate Transactions -- The following represent significant affiliate transactions of US Holdings:

      Average daily short-term advances from affiliates during the three months ended June 30, 2003 and 2002 were $966 million and $1.3 billion, respectively, and interest expense incurred on the advances was $8 million and $9 million, respectively. Average daily short-term advances from affiliates during the six months ended June 30, 2003 and 2002 were $917 million and $1.3 billion, respectively, and interest expense incurred on the advances was $13 million and $20 million, respectively. The average interest rates for the three months ended June 30, 2003 and 2002 were 3.07% and 2.25%, respectively. The average interest rates for the six months ended June 30, 2003 and 2002 were 2.7% and 2.92%, respectively.

      TXU Business Services Company, a subsidiary of TXU Corp., charges US Holdings for certain financial, accounting, information technology, environmental, procurement and personnel services and other administrative services at cost. For the three months ended June 30, 2003 and 2002, these costs totaled $86 million and $109 million, respectively, and for the six months ended June 30, 2003 and 2002 totaled $175 million and $214 million, respectively. These costs are reported in SG&A expenses.

      US Holdings charges TXU Gas, a subsidiary of TXU Corp., for customer and administrative services. For the three months ended June 30, 2003 and 2002, these charges totaled $14 million and $15 million, respectively, and for the six months ended June 30, 2003 and 2002 totaled $29 million for both periods. These charges are largely reported as a reduction in SG&A expenses.

      Supplemental Cash Flow Information -- See Note 2 for the effects of adopting SFAS 143, which were noncash in nature.

INDEPENDENT ACCOUNTANTS' REPORT



TXU US Holdings Company:

We have reviewed the accompanying condensed consolidated balance sheet of TXU US Holdings Company and subsidiaries (US Holdings) as of June 30, 2003, and the related condensed statements of consolidated income and of comprehensive income for the three-month and six-month periods ended June 30, 2003 and 2002 and the condensed statements of consolidated cash flows for the six-month periods ended June 30, 2003 and 2002. These financial statements are the responsibility of US Holdings' management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to such condensed consolidated financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

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

As discussed in Note 2 to the Notes to Financial Statements, US Holdings changed its method of accounting for asset retirement obligations in 2003 in connection with the adoption of Statement of Financial Accounting Standards No. 143, "Asset Retirement Obligations" and changed its method of accounting for certain contracts with the rescission of Emerging Issues Task Force Issue 98-10 "Accounting for Contracts Involved in Energy Trading and Risk Management Activities."




DELOITTE & TOUCHE  LLP

Dallas, Texas
August 12, 2003

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BUSINESS

      US Holdings is a holding company for TXU Energy and Oncor. US Holdings is a wholly-owned subsidiary of TXU Corp., a Texas corporation.

      US Holdings engages, through TXU Energy, in power production (electricity generation), wholesale energy sales, retail energy sales and related services, portfolio management, including risk management and certain trading activities, as well as, through Oncor, in the transmission and distribution of electricity.

      US Holdings' consolidated operations consist of its TXU Energy and Oncor business segments and the activity of the holding company, which consists primarily of servicing approximately $160 million in debt.

      Dollar amounts in the following tables are stated in millions of US dollars, unless otherwise noted.

RESULTS OF OPERATIONS

Consolidated

Three Months Ended June 30, 2003 Compared to Three Months Ended June 30, 2002
-----------------------------------------------------------------------------

      Reference is made to comparisons of results by business segment following the discussion of consolidated results presented below.

      US Holdings' operating revenues increased $61 million, or 3%, to $2.2 billion in 2003. The revenue growth reflected an increase in the TXU Energy segment of $26 million and a decrease in the Oncor segment of $14 million, or 3%. Revenue performance in the TXU Energy segment reflected higher average pricing, partially offset by the effect of lower sales volumes and lower results from portfolio management activities, which included realized and unrealized gains and losses on hedging transactions. The decline in revenues in the Oncor segment reflected higher unbilled revenues in 2002 resulting from billing issues associated with the transition to competition, as previously disclosed. This decline was partially offset by higher fees associated with increased disconnect/reconnect activities and higher transmission tariffs. Consolidated revenue growth also reflected a $48 million reduction in the intercompany sales elimination, reflecting lower sales by Oncor to TXU Energy as sales to non-affiliated REPs increased.

      Gross Margin

                                                                               Three Months Ended
                                                                                     June 30,
                                                                 -----------------------------------------------
                                                                                 % of                      % of
                                                                   2003        Revenue         2002       Revenue
                                                                   ----        -------         ----       -------
Operating revenues.....................................          $ 2,180         100%        $ 2,119        100%
Costs and expenses:
     Cost of energy sold and delivery fees.............              932          43%            787         37%
     Operating costs...................................              361          16%            344         16%
     Depreciation and amortization related to operating
         assets........................................              152           7%            166          8%
                                                                 -------       -----         -------     ------
Gross margin...........................................          $   735          34%        $   822         39%
                                                                 =======       =====         =======     ======

      Gross margin is considered a key operating metric as it measures the effect of changes in sales volumes and pricing versus the direct variable and fixed costs of energy sold, whether generated or purchased, as well as the costs to deliver energy.

      The depreciation and amortization expense included in gross margin excludes $11 million and $8 million of such expense for the three months ended June 30, 2003 and 2002, respectively, that is not directly related to generation and delivery property, plant and equipment.

      Gross margin decreased $87 million, or 11%, to $735 million in 2003.
This decline was driven by the TXU Energy segment, reflecting lower sales volumes, primarily in the large commercial/industrial business. Higher average pricing was largely offset by higher costs of energy sold and lower results from portfolio management activities. Mark-to-market accounting for commodity contracts increased revenues and gross margin by $56 million in 2003 (as compared to accounting on a settlement basis), and increased results by $134 million in 2002. Operating costs rose $17 million, or 5%, to $361 million primarily due to higher transmission costs paid to other utilities and the timing of repair and maintenance expenses.

      A decrease in depreciation and amortization (including amounts shown in the gross margin table above) of $11 million, or 6%, to $163 million reflected adjusted depreciation rates related to TXU Energy's generation fleet primarily from an extension of the estimated depreciable life of the nuclear generation facility, to better reflect its useful life, partially offset by the effect of investments in energy delivery facilities to support growth and normal replacements of equipment.

      SG&A expense decreased $68 million, or 25%, to $201 million in 2003.
The decrease was driven by the TXU Energy segment and reflected lower levels of bad debt expense, reflecting reduction in the billing and collection delays experienced in 2002 in connection with the transition to competition and cost reductions, primarily lower staffing and related administrative expenses, initiated in response to the completion of the transition to competition in Texas, the industry-wide decline in portfolio management activities and the expected deferral of deregulation of energy markets in other states. SG&A expenses were also favorably impacted by lower activity in the small strategic retail services business. Favorable comparisons of SG&A expenses are expected to continue over the balance of 2003.

      Franchise and revenue-based taxes decreased $7 million, or 7%, to $87 million due primarily to lower retail revenues on which gross receipts taxes are based.

      Other income increased $3 million to $17 million in 2003. Gains on sales of properties and business were $15 million in 2003, including a net $3 million gain on the sale of certain retail commercial and industrial gas operations, and $12 million in 2002.

      Interest income of $4 million in 2003 reflected higher cash balances on hand as credit facilities were drawn down in the fourth quarter of 2002 to enhance liquidity.

      Interest expense and other charges increased $52 million, or 50%, to $157 million in 2003. The increase reflects $38 million due to higher average interest rates resulting in part from the refinancing of short-term borrowings with higher-rate long-term debt, $9 million due to higher average debt levels reflecting actions taken to ensure ample liquidity and $5 million due to higher amortization of debt discounts, primarily related to the TXU Energy exchangeable subordinated notes.

      The effective income tax rate was 32.6% in 2003 compared to 31.8% in 2002. The increase was driven by higher state income tax accruals.

      Net income declined $43 million, or 18%, to $201 million in 2003.
This performance reflected a decline of $29 million, or 16%, to $154 million in the TXU Energy segment driven by the decreased gross margin and higher interest expense, partially offset by decreased SG&A expenses and depreciation. Net income in the Oncor segment declined $13 million, or 20%, to $52 million due to lower revenues and higher interest expense. Net pension and postretirement benefit costs, reported in operating costs and SG&A expenses, reduced net income by $17 million in 2003 and $10 million in 2002.

Six Months Ended June 30, 2003 Compared to Six Months Ended June 30, 2002
-------------------------------------------------------------------------

      Reference is made to comparisons of results by business segment following the discussion of consolidated results presented below.

      US Holdings' operating revenues increased $116 million, or 3%, to $4.1 billion in 2003. The revenue growth reflected an increase in the TXU Energy segment of $33 million, or 1%, and a nominal decrease in the Oncor segment of $2 million. Revenues in the TXU Energy segment reflected higher average pricing and higher results from portfolio management activities largely offset by the effect of lower sales volumes. The decline in revenues in the Oncor segment reflected higher unbilled revenues in 2002 resulting from billing issues associated with the transition to competition, as previously disclosed. This decline was partially offset by higher fees associated with increased disconnect/reconnect activities and higher transmission tariffs. Consolidated revenue growth also reflected an $87 million reduction in the intercompany sales elimination, reflecting lower sales by Oncor to TXU Energy as sales to non-affiliated
REPs increased.

      Gross Margin

                                                                                Six Months Ended
                                                                                      June 30,
                                                                 -----------------------------------------------
                                                                               % of                       % of
                                                                   2003       Revenue         2002       Revenue
                                                                   ----       -------         ----       -------
Operating revenues.....................................          $ 4,112         100%        $ 3,996        100%
Costs and expenses:
     Cost of energy sold and delivery fees.............            1,770          43%          1,312         33%
     Operating costs...................................              727          17%            658         16%
     Depreciation and amortization related to operating
         assets........................................              320           8%            329          8%
                                                                 -------       -----         -------     ------
Gross margin...........................................          $ 1,295          32%        $ 1,697         43%
                                                                 =======       =====         =======     ======

      The depreciation and amortization expense included in gross margin excludes $25 million and $28 million of such expense for the six months ended June 30, 2003 and 2002, respectively, that is not directly related to generation and delivery property, plant and equipment.

      Gross margin decreased $402 million, or 24%, to $1.3 billion in 2003.
This decline was driven by the TXU Energy segment, reflecting higher costs of energy sold, which was partially offset by higher average pricing and higher portfolio management results, as well as the effect of lower sales volumes. Mark-to-market accounting for commodity contracts increased revenues and gross margin by $33 million in 2003 (as compared to accounting on a settlement basis), and decreased revenues and gross margin by $12 million in 2002. Operating costs rose $69 million, or 10%, to $727 million primarily due to employee severance costs, higher pension and postemployment costs, increased insurance expenses, higher operating costs in the small strategic retail services business and higher transmission costs paid to other utilities.

      Depreciation and amortization (including amounts shown in the gross margin table above) decreased $12 million, or 3%, to $345 million reflecting adjusted depreciation rates related to TXU Energy's generation fleet, primarily from an extension of the estimated depreciable life of the nuclear generation facility, to better reflect its useful life, partially offset by the effect of investments in delivery facilities to support growth and normal replacements of equipment.

      SG&A expense decreased $152 million, or 28%, to $394 million in 2003.
The decrease was driven primarily by the TXU Energy segment and reflected lower levels of bad debt expense, reflecting reduction in the billing and collection delays experienced in 2002 in connection with the transition to competition, and cost reduction initiatives as discussed above. Favorable comparisons of SG&A expenses are expected to continue over the balance of 2003.

      Franchise and revenue-based taxes decreased $14 million, or 7%, to $180 million due primarily to lower retail revenues on which gross receipts taxes are based.

      Other income increased $9 million to $26 million in 2003. Gains from sales of properties and businesses were $21 million in 2003, including a net $9 million gain on the sale of certain retail commercial and industrial gas operations, and $12 million in 2002.

      Other deductions decreased $2 million to $3 million in 2003 due primarily to lower equity losses from an unconsolidated investment.

      Interest income increased $8 million to $9 million in 2003, primarily reflecting higher cash balances on hand as credit facilities were drawn down in the fourth quarter of 2002 to enhance liquidity.

      Interest expense and other charges increased $98 million, or 47%, to $308 million in 2003. The increase reflects a $48 million increase due to higher average interest rates resulting in part from the replacement of short-term borrowings with higher-rate long-term debt, a $42 million increase due to higher average debt levels reflecting actions taken to enhance liquidity, and a $10 million increase due higher amortization of discount related to the TXU Energy exchangeable subordinated notes.

      The effective income tax rate on income before cumulative effect of changes in accounting principles decreased 1.2 points to 30.9% in 2003 from 32.1% in 2002 due primarily to comparable (to 2002) tax benefit amounts of depletion allowances and amortization of investment tax credits on a lower income base in 2003.

      Income before cumulative effect of changes in accounting principles declined $207 million, or 42%, to $290 million in 2003. This performance reflected a decline of $181 million, or 49%, to $189 million in the TXU Energy segment driven by the decreased gross margin and higher interest expense, partially offset by decreased SG&A expenses. Net income in the Oncor segment declined $23 million, or 17%, to $113 million driven by higher operating costs and interest expense. TXU Energy's 2003 first quarter results also reflected a $16 million (after tax) gain, primarily reported in revenues, on the settlement of outstanding counterparty default events and $9 million (after tax) in severance charges. Net pension and postretirement benefit costs, reported in operating costs and SG&A expenses, reduced net income by $34 million in 2003 and $20 million in 2002.

      The cumulative effect of changes in accounting principles, representing an after-tax charge of $58 million, reflects the rescission of EITF 98-10 and the adoption of SFAS 143. See Note 2 to Financial Statements for further discussion.

COMMODITY CONTRACTS AND MARK-TO-MARKET ACTIVITIES

      The table below summarizes the changes in commodity contract assets and liabilities for the six months ended June 30, 2003. The net increase, excluding "cumulative effect of change in accounting principle" and "other activity" as described below, of $33 million represents the net favorable effect of mark-to-market accounting on earnings for the six months ended June 30, 2003. This effect represents the difference between earnings under mark-to-market accounting versus accounting for gains and losses upon settlement of the contracts.

         Balance of net commodity contract assets at December 31, 2002................. $ 316

         Cumulative effect of change in accounting principle (1) ......................   (75)

         Settlements of positions included in the opening balance (2) .................   (82)

         Unrealized mark-to-market valuations of positions held at end of period (3)...   115

         Other activity (4)............................................................   (17)
                                                                                        -----

         Balance of net commodity contract assets at June 30, 2003 .................... $ 257
                                                                                        =====

         --------------------------
(1) Represents a portion of the pre-tax cumulative effect of the rescission of EITF 98-10 (see Note 2 to Financial Statements).
(2) Represents unrealized mark-to-market valuations of these positions recognized in earnings as of the beginning of the period.
(3) There were no significant changes in fair value attributable to changes in valuation techniques.
(4) Includes the initial values of positions involving the receipt or payment of cash, such as option premiums, the amortization of such values and the sale of certain retail commercial and industrial gas operations. These activities have no effect on unrealized mark-to-market valuations.

      As a result of guidance provided in EITF 02-3, US Holdings has not recognized origination gains on commercial/industrial retail contracts in 2003. (See Note 1 to Financial Statements.)


      Maturity Table -- Of the net commodity contract asset balance above at June 30, 2003, the amount representing unrealized mark-to-market net gains that have been recognized in current and prior years' earnings is $291 million.
The offsetting net liability of $34 million included in the June 30, 2003 balance consists of unamortized net option premiums received. The following table presents the unrealized mark-to-market balance at June 30, 2003, scheduled by contractual settlement dates of the underlying positions.

                                    Maturity dates of unrealized net mark-to-market balances at June 30, 2003
                                    -------------------------------------------------------------------------
                                      Maturity less                                   Maturity in
                                         than          Maturity of    Maturity of      Excess of
Source of fair value                    1 year          1-3 years      4-5 years        5 years          Total
----------------------               -------------     -----------    -----------      -----------       -----

Prices actively quoted...........         $ (7)          $  -             $ -            $  -           $  (7)
Prices provided by other
    external sources.............          176             73               7              (1)            255
Prices based on models...........           30             13               -               -              43
                                          ----           ----             ---            ----           -----
Total............................         $199           $ 86             $ 7            $ (1)          $ 291
                                          ====           ====             ===            ====           =====
Percentage of total fair value...           68%            30%              2%              -%            100%

      As the above table indicates, approximately 98% of the unrealized mark-to-market valuations at June 30, 2003 mature within three years. This is reflective of the terms of the positions and the methodologies employed in valuing positions for periods where there is less market liquidity and visibility. The "prices actively quoted" category reflects only exchange traded contracts with active quotes available through 2005. The "prices provided by other external sources" category represents forward commodity positions at locations for which over-the-counter broker quotes are available. Over-the-counter quotes for power and natural gas generally extend through 2005 and 2012, respectively. The "prices based on models" category contains the value of all non-exchange traded options, valued using industry accepted option pricing models. In addition, this category contains other contractual arrangements which may have both forward and option components. In many instances, these contracts can be broken down into their component parts and modeled as simple forwards and options based on prices actively quoted. As the modeled value is ultimately the result of a combination of prices from two or more different instruments, it has been included in this category.


SEGMENTS

TXU Energy

Financial Results



                                                                    Three Months Ended       Six Months Ended
                                                                          June 30,               June 30,
                                                                  ----------------------    -------------------
                                                                     2003          2002        2003        2002
                                                                  ---------      --------    --------    -------

Operating revenues..........................................       $ 2,045        $ 2,019     $ 3,851     $ 3,818
                                                                   -------        -------     -------     -------
Costs and expenses:

     Cost of energy sold and delivery fees..................         1,282          1,185       2,500       2,126

     Operating costs........................................           186            178         379         340

     Depreciation and amortization..........................            95            107         208         226

     Selling, general and administrative expenses...........           153            217         297         437

     Franchise and revenue-based taxes .....................            27             26          55          56

     Other income ..........................................           (16)           (13)        (24)        (15)

     Other deductions.......................................             3              2           5           5

     Interest income........................................            (1)             -          (3)         (9)

     Interest expense and other charges.....................            86             50         163         109
                                                                   -------        -------     -------     -------

         Total costs and expenses...........................         1,815          1,752       3,580       3,275
                                                                   -------        -------     -------     -------

Income before income taxes and cumulative effect of
    changes in accounting principles........................           230            267         271         543

Income tax expense..........................................            76             84          82         173
                                                                   -------        -------     -------     -------
Income before cumulative effect of changes in accounting
  principles................................................       $   154        $   183     $   189     $   370
                                                                   =======        =======     =======     =======


TXU Energy

Segment Highlights



                                                                 Three Months Ended        Six Months Ended
                                                                       June 30,                June 30,
                                                                 ------------------        ----------------
                                                                  2003         2002        2003        2002
                                                                  ----         ----        ----        ----

Operating statistics:

Retail electric sales volumes (GWh) ........................    19,804        22,771      39,202      45,157

Wholesale electric sales volumes (GWh)......................     8,384         7,115      15,835      13,314

Retail electric customers (end of period & in thousands-
  number of meters).........................................                               2,649       2,731

Operating revenues (millions of dollars):

Retail electric:
      Residential...........................................   $   808       $   781     $ 1,492     $ 1,476
      Commercial and industrial ............................       832           831       1,580       1,881
                                                               -------       -------     -------     -------
            Total...........................................     1,640         1,612       3,072       3,357
Wholesale electric .........................................       281           209         518         355
Portfolio management activities.............................        62           112         153          49
Other revenues..............................................        62            86         108          57
                                                               -------       -------     -------     -------
           Total operating revenues.........................   $ 2,045       $ 2,019     $ 3,851     $ 3,818
                                                               =======       =======     =======     =======

Weather (average for service territory)
      Percent of normal:
          Cooling degree days...............................    107.0%        106.6%      104.7%      106.1%
          Heating degree days...............................     64.0%         69.0%      103.9%       99.2%

--------------------------
    Weather data is obtained from Meteorlogix, a private company that collects weather data from reporting stations of the National Oceanic and Atmospheric Administration (a federal agency under the US Department of Commerce).

Three Months Ended June 30, 2003 Compared to Three Months Ended June 30, 2002
-----------------------------------------------------------------------------

      Effective with reporting for 2003, results for the segment exclude expenses incurred by the US Holdings parent company in order to present the segment on the same basis as the separate reporting (on Form 8-K) for TXU Energy and as the results of the business are evaluated by management. The activities of the parent company consist primarily of the servicing of approximately $160 million of debt. Prior year amounts are presented on the revised basis.

      Operating revenues increased $26 million, or 1%, to $2.0 billion in 2003. Retail and wholesale electric revenues increased $100 million, or 5%, to $1.9 billion, reflecting a $203 million increase due to higher average prices partially offset by a $103 million reduction due to lower sales volumes. The price variance primarily reflects the effect of increased price-to-beat rates, due to approved fuel factor increases and higher pricing in the large commercial and industrial business, both resulting from higher natural gas costs. The volume variance primarily reflects a 13% decline in overall retail electric sales volumes due to the effects of increased competitive activity, primarily in the large commercial and industrial segment of the market. The effect of lower retail volumes was partially offset by an 18% increase in wholesale electric volumes, reflecting a partial shift in the large commercial and industrial customer base from retail to wholesale services. Results from portfolio management activities, which include realized and unrealized gains and losses on hedging transactions, declined $50 million due primarily to the effect of less favorable price movements on commodity contract positions. Other revenues declined $24 million due largely to the effect of discontinuing recognition of origination gains on commercial/industrial retail contracts.

      Gross Margin
                                                                               Three Months Ended
                                                                                      June 30,
                                                                  ---------------------------------------------
                                                                               % of                       % of
                                                                   2003       Revenue        2002       Revenue
                                                                   ----       -------        ----       -------
Operating revenues.....................................          $ 2,045         100%        $ 2,019        100%
Costs and expenses:
     Cost of energy sold and delivery fees.............            1,282          63%          1,185         59%
     Operating costs...................................              186           9%            178          9%
     Depreciation and amortization related to generation
         assets........................................               87           4%            102          5%
                                                                 -------       -----         -------     ------
Gross margin...........................................          $   490          24%        $   554         27%
                                                                 =======       =====         =======     ======

      The depreciation and amortization expense included in gross margin excludes $8 million and $5 million of such expense for the three months ended June 30, 2003 and 2002, respectively, that is not directly related to generation property, plant and equipment.

      Gross margin decreased $64 million, or 12%, to $490 million in 2003.
The decrease was driven by lower retail sales volumes, primarily in the large commercial/industrial business. Higher average pricing was largely offset by higher costs of energy sold and lower portfolio management results. Increased power costs reflected higher natural gas costs and an outage at the nuclear generation plant as a result of a lightning strike on a transmission line. Mark-to-market accounting for commodity contracts increased revenues and gross margin by $56 million in 2003 and by $134 million in 2002 (as compared to accounting on a settlement basis). Operating costs rose $8 million, or 4%, to $186 million primarily due to the timing of repair and maintenance expenses.

      In July 2003, an unexpected outage occurred in one of the units at the Comanche Peak nuclear generation facility in order to repair a reactor coolant water pump, resulting in approximately $20 million in higher costs of energy sold that will be reflected in third quarter results.

      In July 2003, TXU Energy filed a request with the Commission to raise its price-to-beat rates as a result of higher natural gas prices. The Commission has 45 days from the filing of the request, or as soon as practical thereafter, to review the request, which would increase revenues by an estimated $180 million on an annualized basis ($50 million for the remainder of 2003, if approved in mid-September).

      A decrease in depreciation and amortization (including amounts shown in the gross margin table above) of $12 million, or 11%, to $95 million in 2003 included a $13 million decline due to adjusted depreciation rates related to TXU Energy's generation fleet effective with second quarter reporting. This adjustment reflects an extension in the estimated depreciable life of its nuclear generation facility of approximately 11 years (to 2041) to better reflect its useful life, partially offset by higher depreciation rates for lignite and gas facilities to reflect investments made in recent years.

      A decrease in SG&A expenses of $64 million, or 29%, to $153 million in 2003 was driven by cost reductions, primarily lower staffing and related administrative expenses, initiated in response to the completion of the transition to competition in Texas, the industry-wide decline in portfolio management activities and the expected deferral of deregulation of energy markets in other states. Lower SG&A expenses also reflected lower levels of bad debt expense, reflecting reduction in billing and collection delays experienced in 2002 in connection with the transition to competition. SG&A expenses were also favorably impacted by lower activity in the small strategic retail services business. Favorable comparisons of SG&A expenses are expected to continue over the balance of 2003.

      Other income increased by $3 million to $16 million in 2003. Other income included net gains on sales of properties and businesses of $15 million in 2003, including a $3 million net gain on the sale of certain retail commercial and industrial gas operations, and $12 million in 2002.

      Interest expense and other charges increased $36 million, or 72%, to $86 million in 2003. The increase reflects $28 million due to higher average interest rates, including credit line fees, $3 million due to higher average debt levels and $5 million in amortization of the discount on the exchangeable subordinated notes issued by TXU Energy in November 2002. Higher average interest rates were due in part to replacement of short-term borrowings with higher rate long-term debt.

      The effective tax rate increased to 33.0% in 2003 from 31.5% in 2002. The increase was driven by higher state income tax accruals.

      Income before cumulative effect of changes in accounting principles decreased $29 million, or 16%, to $154 million in 2003. The decline was driven by the decrease in gross margin and the increase in interest expense, partially offset by decreased SG&A and depreciation and amortization expenses. Net pension and postretirement benefit costs reduced net income by $9 million in 2003 and $5 million in 2002.

Six Months Ended June 30, 2003 Compared to Six Months Ended June 30, 2002
-------------------------------------------------------------------------

      Operating revenues increased $33 million, or 1%, to $3.9 billion in 2003. Retail and wholesale electric revenues declined $122 million, or 3%, to $3.6 billion, reflecting a $218 million reduction due to lower volumes partially offset by a $96 million increase due to higher average prices. The volume variance primarily reflects a 13% decline in overall retail electric sales volumes due to the effects of increased competitive activity, primarily in the large commercial and industrial segment of the market. The effect of lower retail volumes was partially offset by a 19% increase in wholesale electric volumes reflecting a partial shift in the large commercial and industrial customer base from retail to wholesale services. The price variance reflects the effect of increased price-to-beat rates and higher wholesale electric sales prices, both resulting from higher natural gas prices. Results from portfolio management activities, which include realized and unrealized gains and losses on hedging transactions, rose $104 million due primarily to the effect of more favorable price movements on commodity contract positions. Other revenues increased $51 million due in part to activity in the small strategic retail services business.

      Gross Margin
                                                                                 Six Months Ended
                                                                                      June 30,
                                                                 ------------------------------------------------
                                                                                % of                        % of
                                                                   2003        Revenue         2002       Revenue
                                                                   ----        -------         ----       -------
Operating revenues.....................................          $ 3,851         100%        $ 3,818        100%
Costs and expenses:
     Cost of energy sold and delivery fees.............            2,500          65%          2,126         56%
     Operating costs...................................              379          10%            340          9%
     Depreciation and amortization related to generation
         assets........................................              189           5%            203          5%
                                                                 -------       -----         -------     ------
Gross margin...........................................          $   783          20%        $ 1,149         30%
                                                                 =======       =====         =======     ======

      The depreciation and amortization expense included in gross margin excludes $19 million and $23 million of such expense for the six months ended June 30, 2003 and 2002, respectively, that is not directly related to generation property, plant and equipment.

      Gross margin decreased $366 million, or 32%, to $783 million in 2003. The decrease reflected the effect of increased costs of energy sold that exceeded higher average pricing and higher portfolio management results. Lower retail sales volumes, primarily in the large commercial/industrial business, also contributed to the decline in margin. Increased power costs reflected higher natural gas costs and an outage at the nuclear generation plant as a result of a lightning strike on a transmission line. Mark-to-market accounting for commodity contracts increased revenues and gross margin by $33 million in 2003 and decreased results by $12 million in 2002 (as compared to accounting on a settlement basis). Operating costs rose $39 million, or 11%, to $379 million primarily due to the timing of repair and maintenance expenses, higher costs in the small strategic retail services business, higher pension and other postretirement benefit expenses and employee severance costs associated with cost reduction initiatives.

      In July 2003, an unexpected outage occurred in one of the units at the Comanche Peak nuclear generation facility in order to repair a reactor coolant water pump, resulting in approximately $20 million in higher costs of energy sold that will be reflected in third quarter results.

      In July 2003, TXU Energy filed a request with the Commission to raise its price-to-beat rates as a result of higher natural gas prices. The Commission has 45 days from the filing of the request, or as soon as practical thereafter, to review the request, which would increase revenues by an estimated $180 million on an annualized basis ($50 million for the remainder of 2003, if approved in mid-September).

      A decrease in depreciation and amortization (including amounts shown in the gross margin table above) of $18 million, or 8%, to $208 million in 2003 was primarily due to a $13 million decline due to adjusted depreciation rates related to TXU Energy's generation fleet as discussed above and the timing of intangible asset amortization expense during the 2002 year.

      A decrease in SG&A expenses of $140 million, or 32%, to $297 million in 2003 was driven by lower levels of bad debt expense, reflecting reduction in billing and collection delays experienced in 2002 in connection with the transition to competition, and cost reduction initiatives as discussed above. Favorable comparisons of SG&A expenses are expected to continue over the balance of 2003.

      Other income increased by $9 million to $24 million in 2003. Other income included net gains on sales of properties and businesses of $21 million in 2003, including a $9 million gain on the sale of certain retail commercial and industrial gas operations, and $12 million in 2002.

      Interest income declined by $6 million, or 67%, to $3 million in 2003 primarily due to lower average advances to affiliates.

      Interest expense and other charges increased $54 million, or 50%, to $163 million in 2003. The increase reflects $33 million due to higher average interest rates, including credit line fees, $11 million due to higher average debt levels and $10 million in amortization of the discount on the exchangeable subordinated notes issued by TXU Energy in November 2002. Higher average interest rates were due in part to replacement of short-term borrowings with higher rate long-term debt.

      The effective tax rate decreased to 30.3% in 2003 from 31.9% in 2002. The decrease was driven by the effect of comparable (to 2002) tax benefit amounts of depletion allowances and amortization of investment tax credits on a lower income base in 2003.

      Income before cumulative effect of changes in accounting principles decreased $181 million, or 49%, to $189 million in 2003. The decline was driven by the decrease in gross margin and the increase in interest expense, partially offset by decreased SG&A and depreciation and amortization expenses. Results for the six months reflected a $16 million (after-tax) gain on the settlement of outstanding counterparty default events and $9 million (after-tax) in severance charges. Net pension and postretirement benefit costs reduced net income by $18 million in 2003 and by $11 million in 2002.


Oncor
-----

Financial Results

                                                                       Three Months Ended        Six Months Ended
                                                                            June 30,                 June 30,
                                                                       ------------------        ----------------
                                                                       2003         2002         2003        2002
                                                                       ----        -----         ----        ----

Operating revenues.......................................              $486         $500         $ 992       $ 994
                                                                       ----         ----         -----       -----
Costs and expenses:

     Operating costs.....................................               176          167           349         319

     Depreciation and amortization.......................                68           67           137         131

     Selling, general and administrative expenses........                48           53            97         110

     Franchise and revenue-based taxes...................                60           62           120         128

     Other income........................................                (2)          (1)           (4)         (2)

     Interest income.....................................               (14)         (11)          (29)        (23)

     Interest expense and other charges..................                75           65           155         127
                                                                       ----         ----         -----       -----

         Total cost and expenses ........................               411          402           825         790
                                                                       ----         ----         -----       -----

Income before income taxes...............................                75           98           167         204

Income tax expense.......................................                23           33            54          68
                                                                       ----         ----         -----       -----

Net Income...............................................              $ 52         $ 65         $ 113       $ 136
                                                                       ====         ====         =====       =====


Segment Highlights

                                                                Three Months Ended         Six Months Ended
                                                                     June 30,                  June 30,
                                                                ------------------        ------------------
                                                                2003         2002         2003          2002
                                                                ----         ----         ----          ----
Operating statistics:

Electric energy delivered (GWh)................................. 24,378      26,232       48,286       49,818

Electric points of delivery (end of period and in thousands)....                           2,909        2,887

Operating revenues (millions of dollars):
    TXU Energy..................................................  $ 349      $  397        $ 726        $ 813
    Non-affiliated..............................................    137         103          266          181
                                                                  -----      ------        -----        -----
            Total electric energy delivery......................  $ 486      $  500        $ 992        $ 994
                                                                  =====      ======        =====        =====

Three Months Ended June 30, 2003 Compared to Three Months Ended June 30, 2002
-----------------------------------------------------------------------------

      The Oncor segment's operating revenues decreased $14 million, or 3%, to $486 million in 2003. The decrease reflected higher unbilled revenues in 2002 resulting from billing issues associated with the transition to competition, as previously disclosed. Delivered electricity volumes for the year 2003 are expected to grow 2% over 2002 levels. The revenue decline was partially offset by $8 million in increased disconnect/reconnect fees due to new POLR rules in 2003 and greater competition-related customer switching activities and $2 million in higher transmission revenues due to increased tariffs. Increased transmission tariffs approved by the Commission and effective in May 2003 and a related increase in wholesale distribution rates, expected to be approved by the Commission in the third quarter of 2003, are expected to result in an estimated $44 million in incremental revenues on an annualized basis.

      Gross Margin

                                                                               Three Months Ended
                                                                                    June 30,
                                                                 ----------------------------------------------
                                                                               % of                      % of
                                                                   2003       Revenue         2002      Revenue
                                                                   ----       -------         ----      -------
Operating revenues.....................................          $   486         100%        $   500        100%
Costs and expenses:
     Operating costs...................................              176          36%            167         33%
     Depreciation and amortization related to transmission
        and distribution assets.......................                65          14%             64         13%
                                                                 -------       -----         -------     ------
Gross margin...........................................          $   245          50%        $   269         54%
                                                                 =======       =====         =======     ======

      The depreciation and amortization expense included in gross margin excludes $3 million of such expense for the three months ended June 30, 2003 and 2002 that is not directly related to delivery property, plant and equipment.

      Gross margin decreased $24 million, or 9%, to $245 million in 2003, driven by lower revenues and higher operating costs. The increase in operating costs of $9 million, or 5%, to $176 million primarily reflects higher transmission costs paid to other utilities.

      Depreciation and amortization (including amounts shown in the gross margin table above), increased $1 million, or 1%, to $68 million. The increase reflects investments in delivery facilities to support growth and normal replacements of equipment.

      SG&A expenses decreased $5 million, or 9%, to $48 million due primarily to lower employee-related and outside consulting expenses arising from cost saving initiatives implemented in late 2002 and the completion of competitive market transition activities.

      Franchise and revenue-based taxes declined $2 million, or 3%, to $60 million in 2003 due primarily to lower revenues on which gross receipts taxes are based.

      Interest income increased $3 million in 2003 due primarily to higher interest reimbursements from TXU Energy. This increase reflects higher carrying costs ($7 million) on regulatory assets (see discussion of higher average interest rates below), partially offset by lower interest ($4 million) on the note receivable related to the excess mitigation credit. The note principal has declined as the credit nears the year-end 2003 expiration date.

      Interest expense and other charges increased by $10 million, or 15%, to $75 million in 2003. Of the change, $7 million was due to higher average interest rates and $6 million was due to higher average borrowings, partially offset by $4 million less interest passed to REPs related to the excess mitigation credit. The increase in average interest rates reflected the refinancing of affiliate borrowings with higher rate long-term debt issuances.

      The effective tax rate decreased 3 points to 30.7% in 2003 from 33.7% in 2002, due primarily to comparable amortization of investment tax credits and other items for tax purposes on lower pre-tax earnings.

      Net income decreased $13 million, or 20%, to $52 million in 2003, primarily due to lower revenues and higher interest expense. Net pension and postretirement benefit costs reduced net income by $8 million in 2003 and $6 million in 2002.

Six Months Ended June 30, 2003 Compared to Six Months Ended June 30, 2002
-------------------------------------------------------------------------

      The Oncor segment's operating revenues decreased $2 million to $992 million in 2003. The decrease reflected higher unbilled revenue in 2002 resulting from billing issues associated with the transition to competition, as previously disclosed. Delivered electricity volumes for the year 2003 are expected to grow 2% over 2002 levels. The revenue decline was partially offset by $14 million in increased disconnect/reconnect fees due to the new POLR rules in 2003 and greater competition-related customer switching activities, $3 million in nonrecurring billing settlements for tower space leases with telecommunications companies and pole contract rentals from cable and telecommunication companies, and $2 million in higher transmission revenues due to increased tariffs. Increased wholesale transmission rates approved by the Commission and effective in May 2003 and a related increase in distribution tariffs, expected to be approved by the Commission in the third quarter of 2003, are expected to result in an estimated $44 million in incremental revenues on an annualized basis.

      Gross Margin

                                                                                Six Months Ended
                                                                                      June 30,
                                                                ------------------------------------------------
                                                                               % of                      % of
                                                                   2003       Revenue          2002     Revenue
                                                                   ----       -------          ----     -------
Operating revenues.....................................          $   992         100%        $   994        100%
Costs and expenses:
     Operating costs...................................              349          35%            319         32%
     Depreciation and amortization related to transmission
        and distribution assets.......................               131          13%            126         13%
                                                                 -------       -----         -------     ------
Gross margin...........................................          $   512          52%        $   549         55%
                                                                 =======       =====         =======     ======

      The depreciation and amortization expense included in gross margin excludes $6 million and $5 million of such expense for the six months ended June 30, 2003 and 2002, respectively, that is not directly related to delivery property, plant and equipment.

      Gross margin decreased $37 million, or 7%, to $512 million in 2003, driven by higher operating costs. The increase in operating costs of $30 million, or 9%, to $349 million primarily reflects higher transmission costs paid to other utilities and higher pension and other postretirement benefit costs.

      Depreciation and amortization (including amounts shown in the gross margin table above), increased $6 million, or 5%, to $137 million. The increase reflects investments in delivery facilities to support growth and normal replacements of equipment.

      SG&A expenses decreased $13 million, or 12%, to $97 million due primarily to lower employee-related and outside consulting expenses arising from cost saving initiatives implemented in late 2002.

      Franchise and revenue-based taxes declined $8 million, or 6%, to $120 million in 2003 due primarily to lower revenues on which gross receipts taxes are based.

      Interest income increased $6 million in 2003 reflecting a $13 million increase in the reimbursement from the TXU Energy segment. This increase reflects higher carrying costs on regulatory assets (see discussion of higher average interest rates below), partially offset by $7 million less interest on the note receivable related to the excess mitigation credit. The note principal has declined as the credit nears the year-end 2003 expiration date.

      Interest expense and other charges increased by $28 million, or 22%, to $155 million in 2003. Of the change, $24 million was due to higher average interest rates and $11 million was due to higher average borrowings, partially offset by $7 million less interest on the excess mitigation credit passed to REPs. The higher average interest rates reflected issuances of long-term debt to replace lower rate advances from affiliates.

      The effective tax rate decreased 1 point to 32.3% in 2003 from 33.3% in 2002, due to comparable amortization for tax purposes on lower pre-tax earnings.

      Net income decreased $23 million, or 17%, to $113 million in 2003, primarily due to higher operating costs and interest expense. Net pension and postretirement benefit costs reduced net income by $16 million in 2003 and $9 million in 2002.

COMPREHENSIVE INCOME

      For the three months ended June 30, 2003 and 2002, changes in the fair value of derivatives effective as cash flow hedges reflected losses of $31 million ($20 million after-tax) and $104 million ($68 million after-tax), respectively. Losses in 2003 were due to decreases in the fair value of commodity hedges, while losses in 2002 were primarily due to decreases in the fair value of interest rate hedges because of lower interest rates.

     For the six months ended June 30, 2003 and 2002, changes in the fair value of derivatives effective as cash flow hedges reflected losses of $151 million ($98 million after-tax) and $171 million ($111 million after-tax), respectively. Losses in 2003 were due to decreases in the fair value of commodity hedges, while losses in 2002 were due to decreases in the fair value of commodity hedges of $89 million ($58 million after-tax) and decreases in the fair value of interest rate hedges because of lower interest rates of $82 million ($53 million after-tax).

     For the three months ended June 30, 2003 and 2002, amounts realized in earnings for cash flow hedges were losses of $35 million ($23 million after-tax) and gains of $1 million, respectively. For the six months ended June 30, 2003 and 2002, amounts realized in earnings for cash flow hedges reflected losses of $111 million ($72 million after-tax) and gains of $5 million ($3 million after-tax), respectively. Losses and gains realized in earnings reflected the recognition of hedge effects as the underlying hedged transactions were settled.

FINANCIAL CONDITION

Liquidity and Capital Resources

     For information concerning liquidity and capital resources, see Item
7. Management's Discussion and Analysis of Financial Condition and Results of Operations in the 2002 Form 10-K. No significant changes or events that might affect the financial condition of US Holdings have occurred subsequent to year-end other than as disclosed herein.

      Cash Flows -- Cash flows provided by operating activities for the first six months of 2003 were $675 million compared to $451 million for 2002. The increase in cash flows provided by operating activities in 2003 of $224 million, or 50%, reflected favorable working capital changes (accounts receivable, accounts payable and inventories) of $629 million, partially offset by lower cash earnings of $229 million (net income adjusted for the significant noncash reconciling items identified in the statement of cash flows) and payments of $102 million related to counterparty default events and the termination and liquidation of those outstanding positions. The net working capital improvement reflected the effects of billing and collection delays in 2002 associated with the transition to competition.

      Cash flows used in financing activities in 2003 were $1.1 billion compared to $345 million in 2002. Repayments of borrowings under credit facilities totaled $1.8 billion in 2003. Cash dividends or share repurchase payments to TXU Corp. totaled $500 million in 2003 compared to $427 million in 2002. Debt issuances in 2003, net of redemption deposit payments (restricted cash), generated cash of approximately $1.0 billion, reflecting issuance of senior notes in a private offering by TXU Energy, to establish long-term financing to replace the credit facilities drawn down in the fourth quarter of 2002 to enhance liquidity. Debt retirements and repayments, net of issuances, totaled $141 million in 2002. Repayments of affiliate borrowings totaled $686 million in 2002 and borrowings under credit facilities provided $938 million in 2002.

      Cash flows used in investing activities were $364 million in 2003 compared to $124 million in 2002. Capital expenditures declined to $350 million in 2003 from $415 million in 2002, driven by lower development spending by TXU Energy. Purchases of nuclear fuel were $35 million in 2003 compared to $50 million in 2002. Proceeds from the sale of certain retail commercial and industrial gas operations provided $15 million in 2003, compared to $443 million from the sale in 2002 of two generation plants in Texas.

      Depreciation and amortization expense reported in the statement of cash flows exceeds the amount reported in the statement of income by $37 million. This difference represents amortization of nuclear fuel, which is reported as cost of energy sold in the statement of income consistent with industry practice, and amortization of regulatory assets, which is reported as operating costs in the statement of income.

Financing Activities

      Capitalization -- The capitalization ratios of US Holdings at June
30, 2003, consisted of 4% exchangeable subordinated notes ($491 million), 49% other long-term debt, less amounts due currently ($7.0 billion), 1% preferred stock of subsidiaries not subject to mandatory redemption ($115 million) and 46% common stock equity ($6.5 billion).

      Registered Financing Arrangements -- US Holdings and its subsidiaries may issue and sell additional debt and equity securities as needed, including issuances by US Holdings of up to $25 million of cumulative preferred stock and up to an aggregate of $924 million of additional cumulative preferred stock, debt securities and/or preferred securities of subsidiary trusts, all of which are currently registered with the Securities and Exchange Commission for offering pursuant to Rule 415 under the Securities Act of 1933.

      Credit Facilities -- At June 30, 2003, US Holdings had outstanding short-term borrowings consisting of advances from affiliates of $736 million. At December 31, 2002 outstanding short-term bank borrowings were $1.8 billion and advances from affiliates were $787 million. Weighted average interest rates on short-term borrowings were 3.07% and 2.44% at June 30, 2003 and December 31, 2002, respectively.


      At June 30, 2003, US Holdings had credit facilities as follows:


                                                                                            At June 30, 2003
                                                                           --------------------------------------------------
                                                         Authorized          Facility    Letters of     Cash
Facility                               Expiration Date   Borrowers             Limit       Credit    Borrowings   Availability
--------                               ---------------   ---------             -----       ------    ----------   ------------
Five-Year Revolving Credit Facility    February 2005     US Holdings          $ 1,400      $  391      $   --       $1,009
Revolving Credit Facility              February 2005     TXU Energy, Oncor        450          21          --          429
Three-Year Revolving Credit Facility   May 2005          US Holdings              400          --          --          400
                                                                              -------      ------      ------       ------
      Total North America                                                     $ 2,250      $  412      $   --       $1,838
                                                                              =======      ======      ======       ======

      In August 2003, TXU Corp. entered into a $500 million 5-year revolving credit facility with LOC 2003 Trust, a special purpose, wholly-owned subsidiary of TXU Corp. (LOC Trust). LOC Trust, in turn, entered into a $500 million 5-year secured credit facility with a group of lenders. TXU Corp. intends to capitalize LOC Trust with approximately $525 million of cash, which will be invested by the lenders in permitted investments as directed by LOC Trust. LOC Trust's assets, including the investments, will constitute collateral for the benefit of the lenders to secure issuances of letters of credit or loans, and will be owned by LOC Trust. During the term of the facility, LOC Trust will be required to maintain collateral in an amount equal to 105% of the commitments under the secured facility. Upon capitalization by LOC Trust, TXU Corp. may request up to $500 million of letters of credit or up to $250 million of loans from LOC Trust, subject in aggregate to its $500 million commitment, for the benefit of TXU Corp. and its subsidiaries, which may be provided through issuances of letters of credit or loans by the lenders.
LOC Trust's assets are not available to satisfy claims of creditors of TXU Corp. or its subsidiaries. However, LOC Trust may terminate all or a portion of the secured facility at any time and request the release of any collateral not required to secure outstanding letters of credit from the lenders.

      Through April 2003, $1.8 billion in outstanding cash borrowings as of December 31, 2002 under the credit facilities were repaid, and the facilities were restructured. A $450 million revolving credit facility was established for TXU Energy and Oncor that matures on February 25, 2005. This facility will be used for working capital and other general corporate purposes, including letters of credit, and replaces the $1 billion 364-day revolving credit facility that expired in April 2003. Up to $450 million of letters of credit may be issued under the facility.

      This facility, as well as others available to US Holdings, will provide back-up for any future issuance of commercial paper by TXU Energy and Oncor. At June 30, 2003, there was no outstanding commercial paper under the credit facilities.

      In connection with the restructuring of the North America credit facilities of TXU Corp., in April 2003:

    o Oncor cancelled its undrawn $150 million secured 364-day credit facility that was scheduled to expire in December 2003.

    o US Holdings replaced TXU Corp. as the borrower under the $500 million three-year revolving credit facility. Concurrently, the facility was reduced to $400 million.

    o US Holdings' $1.4 billion five-year revolving credit facility was amended. Among other things, the amendment increased the amount of letters of credit allowed to be issued under the facility to $1 billion from $500 million.

      In addition to providing back-up of commercial paper issuances by TXU Energy and Oncor, the North America facilities above are for general corporate and working capital purposes, including providing collateral support for TXU Energy portfolio management activities.

      Long-term Debt -- During the six months ended June 30, 2003, Oncor and TXU Energy issued, redeemed, reacquired or made scheduled principal payments on long-term debt as follows:

                                                       Issuances   Retirements

Oncor:
    First mortgage bonds.............................    $   --      $  306
    Medium term notes................................        --          15

TXU Energy:
    Fixed rate senior notes..........................     1,250          72
    Pollution control revenue bonds..................        44          97
                                                         ------      ------

                                                         $1,294      $  490
                                                         ======      ======

      See Notes 3, 4 and 5 to Financial Statements for further detail of debt issuance and retirements, financing arrangements, and capitalization.

      Sale of Receivables -- Certain subsidiaries of TXU Corp. sell trade accounts receivable to TXU Receivables Company, a wholly-owned bankruptcy remote subsidiary of TXU Corp., which sells undivided interests in accounts receivable it purchases to financial institutions. As of June 30, 2003, TXU Energy (through certain subsidiaries), Oncor and TXU Gas are qualified originators of accounts receivable under the program. TXU Receivables Company may sell up to an aggregate of $600 million in undivided interests in the receivables purchased from the originators under the program. The June 30, 2003 financial statements reflect the sale of $1.1 billion face amount of US Holdings' receivables to TXU Receivables Company under the program in exchange for cash of $494 million and $563 million in subordinated notes, with $10 million of losses on sales for the six months ended June 30, 2003 that principally represents the interest costs on the underlying financing. These losses approximated 6% of the cash proceeds from the sale of undivided interests in accounts receivable on an annualized basis. Funding under the program increased $47 million for the six month period ended June 30, 2003 primarily due to reserve requirements that were reduced through a temporary amendment in recognition of improving collection trends. Higher loss reserve requirements in previous periods reflected the billing and collection delays previously experienced as a result of new systems and processes in TXU Energy and ERCOT for clearing customers' switching and billing data upon the transition to competition. Funding increases or decreases under the program are reflected as cash provided by or used in operating activities.

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

      In August 2003, the program was amended to extend the term to July
2004, as well as to extend the period providing temporarily higher delinquency and default compliance ratios through December 31, 2003. The program was also amended to coincide with the credit facilities' covenants by removing investment grade credit ratings as a requirement of an eligible originator and substituting maintenance of fixed charge coverage ratios and debt to capital ratios as requirements of an eligible originator. In June 2003, the program was amended to provide temporarily higher delinquency and default compliance ratios and temporary relief from the loss reserve formula. The June amendment reflected the billing and collection delays previously experienced as a result of new systems and processes in TXU Energy and ERCOT for clearing customers' switching and billing data upon the transition to competition.

      Contingencies Related to Receivables Program -- Although TXU
Receivables Company expects to be able to pay its subordinated notes from the collections of purchased receivables, these notes are subordinated to the undivided interests of the financial institutions in those receivables, and collections might not be sufficient to pay the subordinated notes. The program may be terminated if either of the following events occurs:

      1) each of the originators cease to maintain their required fixed charge coverage ratio and debt to capital (leverage) ratio;
      2) the delinquency ratio (delinquent for 31 days) for the sold receivables, the default ratio (delinquent for 91 days or deemed uncollectible), the dilution ratio (reductions for discounts, disputes and other allowances) or the days collection outstanding ratio exceed stated thresholds and the financial institutions do not waive such event of termination. The thresholds apply to the entire portfolio of sold receivables, not separately to the receivables of each originator.

      The delinquency and dilution ratios exceeded the relevant thresholds during the first four months of 2003, but waivers were granted. These ratios were affected by issues related to the transition to deregulation. Certain billing and collection delays arose due to implementation of new systems and processes within TXU Energy and ERCOT for clearing customers' switching and billing data. The billing delays have been resolved but, while improving, the lagging collection issues continue to impact the ratios. The implementation of new POLR rules by the Commission and strengthened credit and collection policies and practices are expected to bring the ratios into consistent compliance with the program.

      Under the receivables sale program, all the originators are required to maintain specified fixed charge coverage and leverage ratios (or supply a parent guarantor with similar ratios). Prior to the August 2003 amendment extending the program, originator eligibility was predicated on the maintenance of an investment grade credit rating. The failure by an originator or its parent guarantor, if any, to maintain the specified financial ratios would prevent that originator from selling its accounts receivable under the program. If all the originators and the parent guarantor, if any, fail to maintain the specified financial ratios so that there are no eligible originators, the facility would terminate.

      Credit Ratings of TXU Corp. and its US Subsidiaries -- The current credit ratings for TXU Corp., US Holdings and certain of its US subsidiaries are presented below:


                              TXU Corp.           US Holdings           Oncor              TXU Energy
                              ---------           -----------           -----              ----------
                          (Senior Unsecured)  (Senior Unsecured)      (Secured)        (Senior Unsecured)
       S&P.........              BBB-                BBB-                BBB                  BBB
       Moody's.....              Ba1                 Baa3                Baa1                 Baa2
       Fitch.......              BBB-                BBB-                BBB+                 BBB

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

      Financial Covenants, Credit Rating Provisions and Cross Default
Provisions -- The terms of certain financing arrangements of US Holdings contain financial covenants that require maintenance of specified fixed charge coverage ratios, shareholders' equity to total capitalization ratios and leverage ratios and/or contain minimum net worth covenants. TXU Energy's preferred membership interests (formerly subordinated notes) also limit its incurrence of additional indebtedness unless a leverage ratio and interest coverage test are met on a pro forma basis. As of June 30, 2003, US Holdings and its subsidiaries were in compliance with all such applicable covenants.

      Certain financing and other arrangements of US Holdings contain provisions that are specifically affected by changes in credit ratings and also include cross default provisions. The material cross default provisions are described below.

      Other agreements of US Holdings, including some of the credit facilities discussed above, contain terms pursuant to which the interest rates charged under the agreements may be adjusted depending on the credit ratings of US Holdings or its subsidiaries.

      Credit Rating Provisions
      ------------------------

      TXU Energy has provided a guarantee of the obligations under TXU
Corp.'s lease (approximately $135 million at June 30, 2003) for its headquarters building. In the event of a downgrade of TXU Energy's credit rating to below investment grade, a letter of credit would need to be provided within 30 days of any such ratings decline.

      TXU Energy has entered into certain commodity contracts and lease arrangements that in some instances give the other party the right, but not the obligation, to request TXU Energy to post collateral in the event that its credit rating falls below investment grade.

      Based on its current commodity contract positions, if TXU Energy were downgraded below investment grade by any specified rating agency, counterparties would have the option to request TXU Energy to post additional collateral of approximately $204 million.

      In addition, TXU Energy has a number of other contractual arrangements where the counterparties would have the right to request TXU Energy to post collateral if its credit rating was downgraded below investment grade by any specified rating agency. The amount TXU Energy would post under these transactions depends in part on the value of the contracts at that time. As of June 30, 2003, based on current market conditions, the maximum TXU Energy would post for these transactions is $295 million. Of this amount, $249 million relates to an arrangement that would require that TXU Energy be downgraded to below investment grade by all three rating agencies before collateral would be required to be posted.

      TXU Energy is also the obligor on leases aggregating $164 million.
Under the terms of those leases, if TXU Energy's credit rating was downgraded to below investment grade by any specified rating agency, TXU Energy could be required to sell the assets, assign the leases to a new obligor that is investment grade, post a letter of credit or defease the leases.

      ERCOT also has rules in place to assure adequate credit worthiness for parties that schedule power on the ERCOT System. Under those rules, if TXU Energy's credit rating was downgraded to below investment grade by any specified rating agency, TXU Energy could be required to post collateral of approximately $60 million.

      Cross Default Provisions
      ------------------------

      Certain financing arrangements of US Holdings contain provisions that would result in an event of default if there is a failure under other financing arrangements to meet payment terms or to observe other covenants that would result in an acceleration of payments due. Such provisions are referred to as "cross default" provisions.

      A default by US Holdings or any subsidiary thereof on financing arrangements of $50 million or more would result in a cross default under the $1.4 billion US Holdings five-year revolving credit facility, the $400 million US Holdings credit facility, the $68 million US Holdings letter of credit reimbursement and credit facility agreement and $30 million of TXU Mining senior notes (which have a $1 million threshold).

      A default by TXU Energy or Oncor or any subsidiary thereof in respect of indebtedness in a principal amount in excess of $50 million or more would result in a cross default for such party under the TXU Energy/Oncor $450 million revolving credit facility. Under this credit facility, a default by TXU Energy or any subsidiary thereof would cause the maturity of outstanding balances under such facility to be accelerated as to TXU Energy, but not as to Oncor. Also, under this credit facility, a default by Oncor or any subsidiary thereof would cause the maturity of outstanding balances to be accelerated under such facility as to Oncor, but not as to TXU Energy.

      A default or similar event under the terms of the TXU Energy preferred membership interests (formerly subordinated notes) that results in the acceleration (or other mandatory repayment prior to the mandatory redemption date) of such security or the failure to pay such security at the mandatory redemption date would result in a default under TXU Energy's $1.25 billion senior unsecured notes.

      TXU Energy has entered into certain mining and equipment leasing arrangements aggregating $127 million that would terminate upon the default of any other obligations of TXU Energy owed to the lessor. In the event of a default by TXU Mining, a subsidiary of TXU Energy, on indebtedness in excess of $1 million, a cross default would result under the $31 million TXU Mining leveraged lease and the lease would terminate.

      The accounts receivable program also contains a cross default provision with a threshold of $50 million applicable to each of the originators under the program. TXU Receivables Company and TXU Business Services Company each have a cross default threshold of $50,000. If either an originator, TXU Business Services Company or TXU Receivables Company defaults on indebtedness of the applicable threshold, the facility could terminate.

      TXU Energy enters into energy-related contracts, the master forms of which contain provisions whereby an event of default would occur if TXU Energy were to default under an obligation in respect of borrowings in excess of thresholds stated in the contracts, which thresholds vary.

      A default by TXU Corp. on indebtedness of $50 million or more would result in a cross default under the new $500 million five-year revolving credit facility.

      US Holdings and its subsidiaries have other arrangements, including interest rate swap agreements and leases with cross default provisions, the triggering of which would not result in a significant effect on liquidity.

      Regulatory Asset Securitization -- The Settlement Plan approved by the Commission provides Oncor with a financing order authorizing it to issue securitization bonds in the aggregate principal amount of $1.3 billion to monetize and recover generation-related regulatory assets and related transaction costs. The Settlement Plan provides that there will be an initial issuance of securitization bonds in the amount of up to $500 million followed by a second issuance for the remainder after 2003. The first issuance is expected to be made in the third quarter of 2003.

OFF BALANCE SHEET ARRANGEMENTS

      See discussion above under Sale of Receivables.

COMMITMENTS AND CONTINGENCIES

      See Note 6 to Financial Statements for a discussion of contingencies. There were no material changes in cash commitments from those disclosed in the 2002 Form 10-K.

 REGULATION AND RATES

      Settlement Plan -- On December 31, 2001, US Holdings filed the Settlement Plan with the Commission. It resolved all major pending issues related to US Holdings' transition to competition pursuant to the 1999 Restructuring Legislation. The Settlement provided for in the Settlement Plan does not remove regulatory oversight of Oncor's business nor does it eliminate TXU Energy's price-to-beat rates and related fuel adjustments. The Settlement was approved by the Commission in June 2002 and has become final.

      Excess Mitigation Credit -- Beginning in 2002, Oncor began implementing an excess stranded cost mitigation credit designed to result in a $350 million, plus interest, credit (reduction) applied to delivery fees billed to REPs applied over a two-year period ending December 31, 2003. The actual amount of this credit is expected to exceed $350 million as delivery volumes are anticipated to be higher than initially estimated. The resulting net earnings reduction for the year 2003 is currently expected to be approximately $14 million after-tax, after consideration of the portion of the credit reflected in TXU Energy's results as an affiliated REP.

      Regulatory Asset Securitization -- In accordance with the
Settlement, Oncor received a financing order authorizing it to issue securitization bonds in the aggregate principal amount of $1.3 billion to recover regulatory assets and other qualified costs as discussed above. The Settlement provides that there can be an initial issuance of securitization bonds in the amount of up to $500 million, expected to be completed in the third quarter of 2003, followed by a second issuance of the remainder expected in the first half of 2004. The Settlement resolves all issues related to regulatory assets and liabilities.

      Retail Clawback -- If TXU Energy retains more than 60% of its historical residential and small commercial power consumption after the first two years of competition, the amount of the retail clawback credit will be equal to the number of residential and small commercial customers retained by TXU Energy in its historical service territory on January 1, 2004, less the number of new customers TXU Energy has added outside of its historical service territory as of January 1, 2004, multiplied by $90. This determination will be made separately for the residential and small commercial classes. The credit, if any, will be applied to delivery fees billed by Oncor to REPs, including TXU Energy, over a two-year period beginning January 1, 2004. Under the settlement agreement, TXU Energy will make a compliance filing with the Commission reflecting customer count as of January 1, 2004. In the fourth quarter of 2002, TXU Energy recorded a $185 million ($120 million after-tax) charge for the retail clawback, which represents the current best estimate of the amount to be funded to Oncor over the two-year period.

      T&D utilities in Texas are required to file a progress report with the Commission when over 35% of the residential or small commercial price-to-beat customer load that existed in the T&D utility's service territory prior to the January 1, 2002 onset of customer choice is being served by REPs other than the T&D utility's affiliated REP.

      Accordingly, on June 30, 2003, Oncor reported to the Commission that, as of May 31, 2003, approximately 37%, of the total historical small commercial customer load, as adjusted pursuant to Commission rules, in its service territory was being served by REPs other than TXU Energy.

      For purposes of these reports, the Commission rules adjust the total historical load to remove load for those individual small commercial customers who now use more than 1,000 kilowatts, and for those customers in which the aggregate use of all their affiliates under common control is more than 1,000 kilowatts and have contracted with Oncor's affiliated REP, TXU Energy. The calculations do not take into account the small commercial load that TXU Energy has gained outside of the Oncor service territory. Also the report filed by Oncor does not address the residential category where a significantly smaller percentage of the load is served by REPs other than TXU Energy.

      If the 40% threshold related to the small commercial load is met, TXU Energy would reassess, and adjust accordingly, the estimated $185 million accrual it previously recorded, which included amounts related to this customer category. In addition, TXU Energy would be able to price competitively to this class of customer.

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

      TXU Energy --The 1999 Restructuring Legislation provides that an affiliated REP may request that the Commission adjust its price-to-beat fuel factor not more than twice a year if the affiliated REP demonstrates that the existing fuel factor does not adequately reflect significant changes in the market price of natural gas and purchased energy used to serve retail customers. The Commission's rules further provide that an affiliated REP may request that the Commission adjust the price-to-beat fuel factor upward or downward. Neither the law nor the Commission's rules give the Commission or any other entity the right to file a petition seeking to require an affiliated REP to increase or decrease its price-to-beat fuel factor.

      Under amended Commission rules, effective in March 2003, affiliated
REPs of utilities are allowed to petition the Commission twice per year for an increase in the fuel factor component of their price-to-beat rates if the average price of natural gas futures increases more than 5% (10% if the petition is filed after November 15 of any year) from the level used to set the existing price-to-beat fuel factor rate.

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

-- On July 23, 2003, TXU Energy filed another request with the Commission to increase the fuel factor component of its price-to-beat rates. The change would raise the average monthly residential electric bill of a customer using an average of 1,000 kilowatt-hours by 3.7 percent, or $3.61 per month. Even with the increase, TXU Energy would continue to have the lowest price-to-beat rate in the state.
         The Commission has 45 days from the filing of the request, or as soon as possible, to review the request, and is expected to make a decision in August 2003. This request would increase TXU Energy's revenues by approximately $180 million ($50 million for the remainder of 2003, if approved in mid-September) on an annualized basis.

      Transmission rates -- In May 2003, the Commission approved wholesale transmission rates that are estimated to result in an annual $44 million increase in Oncor's T&D revenues. Approximately 60% of the increase is recoverable from Oncor's non-affiliated wholesale transmission customers.
The remaining 40% of the increase will be recoverable from REPs upon an increase in Oncor's distribution tariffs expected to be approved by the Commission in the third quarter of 2003. On a consolidated basis, the increase in Oncor's distribution revenue will be partially offset by higher electricity delivery costs at TXU Energy.

      Summary -- Although US Holdings cannot predict future regulatory or legislative actions or any changes in economic and securities market conditions, no changes are expected in trends or commitments, other than those discussed in the 2002 Form 10-K and this report, which might significantly alter its basic financial position, results of operations or cash flows.

CHANGES IN ACCOUNTING STANDARDS

      See Note 1 to Financial Statements for discussion of changes in accounting standards.

RISK FACTORS THAT MAY AFFECT FUTURE RESULTS

      The following risk factors are being presented in consideration of industry practice with respect to disclosure of such information in filings under the Securities Exchange Act of 1934, as amended.

      Some important factors, in addition to others specifically addressed in this MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, that could have a material impact on US Holdings' operations, financial results and financial condition, and could cause US Holdings' actual results or outcomes to differ materially from any projected outcome contained in any forward-looking statement in this report, include:

      ERCOT is the independent system operator that is responsible for maintaining reliable operation of the bulk electric power supply system in the ERCOT region. Its responsibilities include the clearing and settlement of electricity volumes and related ancillary services among the various participants in the deregulated Texas market. Because of new processes and systems associated with the opening of the market to competition, which continue to be improved, there have been delays in finalizing such settlements. As a result, US Holdings is subject to settlement adjustments from ERCOT related to prior periods, which may result in charges or credits impacting future reported results of operations.

      US Holdings' businesses operate in changing market environments influenced by various legislative and regulatory initiatives regarding deregulation, regulation or restructuring of the energy industry, including deregulation of the production and sale of electricity. US Holdings will need to adapt to these changes and may face increasing competitive pressure.

      US Holdings' businesses are subject to changes in laws (including the Texas Public Utility Regulatory Act, as amended, Federal Power Act, as amended, Atomic Energy Act, as amended, Public Utility Regulatory Policies
Act of 1978, as amended and Public Utility Holding Company Act of 1935, as amended) and changing governmental policy and regulatory actions
(including those of the Commission, Federal Energy Regulatory Commission, and
NRC) with respect to matters including, but not limited to, operation of nuclear power facilities, construction and operation of other power generation facilities, construction and operation of transmission facilities, acquisition, disposal, depreciation, and amortization of regulated assets and facilities, recovery of purchased gas costs, decommissioning costs, and return on invested capital for US Holdings' regulated businesses, and present or prospective wholesale and retail competition.

      Existing laws and regulations governing the market structure in Texas, including the provisions of the 1999 Restructuring Legislation, could be reconsidered, revised or reinterpreted, or new laws or regulations could be adopted.

      US Holdings is subject to the effects of new, or changes in, income tax rates or policies and increases in taxes related to property, plant and equipment and gross receipts and other taxes. Further, US Holdings is subject to audit and reversal of its tax positions by the IRS and other taxing authorities.

      US Holdings is not guaranteed any rate of return on its capital investments in unregulated businesses. US Holdings markets and trades power, including power from its own production facilities, as part of its wholesale energy sales business and portfolio management operation. US Holdings' results of operations are likely to depend, in large part, upon prevailing retail rates, which are set, in part, by regulatory authorities, and market prices for electricity, gas and coal in its regional market and other competitive markets. Market prices may fluctuate substantially over relatively short periods of time. Demand for electricity can fluctuate dramatically, creating periods of substantial under- or over-supply. During periods of over-supply, prices might be depressed. Also, at times there may be political pressure, or pressure from regulatory authorities with jurisdiction over wholesale and retail energy commodity and transportation rates, to impose price limitations, bidding rules and other mechanisms to address volatility and other issues in these markets.

      US Holdings' regulated businesses are subject to cost-of-service regulation and annual earnings oversight. Oncor's rates are regulated by the Commission based on an analysis of Oncor's costs, as reviewed and approved in a regulatory proceeding. As part of the regulatory settlement plan, US Holdings has agreed not to seek to increase its distribution rates prior to 2004. Thus, the rates US Holdings is allowed to charge may or may not match its related costs and allowed return on invested capital at any given time. While rate regulation is premised on the full recovery of prudently incurred costs and a reasonable rate of return on invested capital, there can be no assurance that the Commission will judge all of US Holdings' costs to have been prudently incurred or that the regulatory process in which rates are determined will always result in rates that will produce full recovery of US Holdings' costs and the return on invested capital allowed by the Commission.

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

      Volatility in market prices for fuel and electricity may result from:

o        severe or unexpected weather conditions,
o        seasonality,
o        changes in electricity usage,
o        illiquidity in the wholesale power or other markets,
o transmission or transportation constraints, inoperability or inefficiencies,
o        availability of competitively priced alternative energy sources,
o        changes in supply and demand for energy commodities,
o        changes in power production capacity,
o outages at US Holdings' power production facilities or those of its competitors,
o changes in production and storage levels of natural gas, lignite, coal and crude oil and refined products,
o natural disasters, wars, sabotage, terrorist acts, embargoes and other catastrophic events, and
o federal, state, and local energy, environmental and other regulation and legislation.

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

      To manage its financial exposure related to commodity price fluctuations, US Holdings routinely enters into contracts to hedge portions of its purchase and sale commitments, weather positions, fuel requirements and inventories of natural gas, lignite, coal, crude oil and refined products, and other commodities, within established risk management guidelines. As part of this strategy, US Holdings routinely utilizes fixed-price forward physical purchase and sales contracts, futures, financial swaps and option contracts traded in the over the counter markets or on exchanges. However, US Holdings cannot cover the entire exposure of its assets or its positions to market price volatility, and the coverage will vary over time. To the extent US Holdings has unhedged positions, fluctuating commodity prices can impact US Holdings' results of operations and financial position, either favorably or unfavorably. For additional information regarding the accounting treatment for US Holdings' hedging and portfolio management activities, see Notes 2 and 14 to Financial Statements in the 2002 Form 10-K.

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

      The current credit ratings for US Holdings' and its subsidiaries' long-term debt are investment grade. A rating reflects only the view of a rating agency, and it is not a recommendation to buy, sell or hold securities. Any rating can be revised upward or downward at any time by a rating agency if such rating agency decides that circumstances warrant such a change. If S&P, Moody's or Fitch were to downgrade US Holdings' and/or its subsidiaries' long-term ratings, particularly below investment grade, borrowing costs would increase and the potential pool of investors and funding sources would likely decrease.

      Most of US Holdings' large customers, suppliers and counterparties require sufficient creditworthiness in order to enter into transactions. If US Holdings' subsidiaries' ratings were to decline to below investment grade, costs to operate the power and gas businesses would increase because counterparties may require the posting of collateral in the form of cash-related instruments, or counterparties may decline to do business with US Holdings' subsidiaries.

      In addition, as discussed elsewhere in this Quarterly Report on Form 10-Q and in the 2002 Form 10-K, the terms of certain financing and other arrangements contain provisions that are specifically affected by changes in credit ratings and could require the posting of collateral, the repayment of indebtedness or the payment of other amounts.

      The operation of power production and energy transportation facilities involves many risks, including start up risks, breakdown or failure of facilities, lack of sufficient capital to maintain the facilities, the dependence on a specific fuel source or the impact of unusual or adverse weather conditions or other natural events, as well as the risk of performance below expected levels of output or efficiency, the occurrence of any of which could result in lost revenues and/or increased expenses. A significant portion of US Holdings' facilities was constructed many years ago. In particular, older generating equipment, even if maintained in accordance with good engineering practices, may require significant capital expenditures to keep it operating at peak efficiency. Increased starting and stopping of equipment due to the volatility of the competitive market is likely to increase maintenance and capital expenditures. US Holdings is subject to costs associated with any unexpected failure to produce power, including failure caused by breakdown or forced outage, as well as repairing damage to facilities due to storms, natural disasters, wars, terrorist acts and other catastrophic events. Further, US Holdings' ability to successfully and timely complete capital improvements to existing facilities or other capital projects is contingent upon many variables and subject to substantial risks. Should any such efforts be unsuccessful, US Holdings could be subject to additional costs and/or the write-off of its investment in the project or improvement.

      Insurance, warranties or performance guarantees may not cover all or any of the lost revenues or increased expenses, including the cost of replacement power. Likewise, US Holdings' ability to obtain insurance, and the cost of and coverage provided by such insurance, could be affected by events outside its control.

      Current plans to meet cost reduction targets assume that US Holdings will be able to lower bad debt expense, the achievement of which could be affected by factors outside of US Holdings' control, including weather, changes in regulations, and economic and market conditions.

      The ownership and operation of nuclear facilities, including US
Holdings' ownership and operation of the Comanche Peak generation plant, involve certain risks. These risks include: mechanical or structural problems; inadequacy or lapses in maintenance protocols; the impairment of reactor operation and safety systems due to human error; the costs of storage, handling and disposal of nuclear materials; limitations on the amounts and types of insurance coverage commercially available; and uncertainties with respect to the technological and financial aspects of decommissioning nuclear facilities at the end of their useful lives. The following are among the more significant of these risks:

o Operational Risk - Operations at any nuclear power production plant could degrade to the point where the plant would have to be shut down. If this were to happen, the process of identifying and correcting the causes of the operational downgrade to return the plant to operation could require significant time and expense, resulting in both lost revenue and increased fuel and purchased power expense to meet supply commitments. Rather than incurring substantial costs to restart the plant, the plant may be shut down. Furthermore, a shut-down or failure at any other nuclear plant could cause regulators to require a shut-down or reduced availability at Comanche Peak.

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

       US Holdings will be required to apply a credit to its electricity delivery charges (retail clawback) to REPs in Oncor's service territories beginning in 2004 unless the Commission determines that, on or prior to January 1, 2004, 40% or more of the amount of electric power that was consumed in 2000 by residential or small commercial customers, as applicable, within its historical service territories is committed to be served by REPs other than US Holdings. Under the Settlement Plan, if the 40% test is not met and a credit is required, the amount of these credits would be $90 multiplied by the number of residential or small commercial customers, as the case may be, that US Holdings serves on January 1, 2004, in its historical service territories less the number of retail electric customers US Holdings serves in other areas of Texas. As of June 30, 2003, US Holdings had approximately 2.6 million residential and small commercial customers in its historical service territories. Based on assumptions and estimates regarding the number of customers expected in and out of territories, US Holdings recorded an accrual for retail clawback in 2002 of $185 million ($120 million after-tax). This accrual is subject to adjustment as the actual measurement date approaches.

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

      US Holdings will not be permitted to offer electricity to residential and small commercial customers in its historical service territories at a price other than the price-to-beat rate until January 1, 2005, unless before that date the Commission determines that 40% or more of the amount of electric power consumed by each respective class of customers in that area is committed to be served by REPs other than US Holdings. Because US Holdings will not be able to compete for residential and small commercial customers on the basis of price in its historical service territories, US Holdings could lose a significant number of these customers to other providers. In addition, at times, during this period, if the market price of power is lower than US Holdings' cost to produce power, US Holdings would have a limited ability to mitigate the loss of margin caused by its loss of customers by selling power from its power production facilities.

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

      An affiliated REP is obligated to offer the price-to-beat rate to requesting residential and small commercial customers in the historical service territories of its incumbent utility through January 1, 2007. The initial price-to-beat rates for the affiliated REPs, including US Holdings', were established by the Commission on December 7, 2001. Pursuant to Commission regulations, the initial price-to-beat rate for each affiliated REP is 6% less than the average rates in effect for its incumbent utility on January 1, 1999, adjusted to take into account a new fuel factor as of December 31, 2001.

      The results of US Holdings' retail electric operations in its historical service territories will be largely dependent upon the amount of headroom available to US Holdings and the competitive REPs in US Holdings' price-to-beat rate. Since headroom is dependent, in part, on power purchase costs, US Holdings does not know nor can it estimate the amount of headroom that it or other REPs will have in US Holdings' price-to-beat rate or in the price-to-beat rate for the affiliated REP in each of the other Texas retail electric markets. Headroom may be a positive or negative number. If the amount of headroom in its price-to-beat rate is a negative number, US Holdings will be selling power to its price-to-beat rate customers in its historical service territories at prices below its costs of purchasing and delivering power to those customers. If the amount of positive headroom for competitive REPs in its price-to-beat rate is large, US Holdings may lose customers to competitive REPs.

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

-- In January 2003, TXU Energy filed a request with the Commission to increase the fuel factor component of its price-to-beat rates based upon significant increases in the market price of natural gas. This request was approved on March 5, 2003. The fuel factor increase went into effect for the billing cycle that began March 6, 2003. As a result, average monthly residential bills rose approximately 12%.

-- On July 23, 2003, TXU Energy filed another request with the Commission to increase the fuel factor component of its price-to-beat rates. The change would raise the average monthly residential electric bill of a customer using an average of 1,000 kilowatt-hours by 3.7 percent, or $3.61 per month. Even with the increase, TXU Energy would continue to have the lowest price-to-beat rate in the state. The Commission has 45 days from the filing of the request, or as soon as possible, to review the request. This request would increase TXU Energy's revenues by approximately $180 million ($50 million for the remainder of 2003, if approved in mid-September) on an annualized basis.

      There is no assurance that US Holdings' price-to-beat rate will not result in negative headroom in the future, or that future adjustments to its price-to-beat rate will be adequate to cover future increases in its costs to purchase power to serve its price-to-beat rate customers.

      In most retail electric markets outside its historical service territories, US Holdings' principal competitor may be the local incumbent utility company or its retail affiliate. The incumbent utilities have the advantage of long-standing relationships with their customers. In addition to competition from the incumbent utilities and their affiliates, US Holdings may face competition from a number of other energy service providers, or other energy industry participants, who may develop businesses that will compete with US Holdings in both local and national markets, and nationally branded providers of consumer products and services. Some of these competitors or potential competitors may be larger and better capitalized than US Holdings. If there is inadequate margin in these retail electric markets, it may not be profitable for US Holdings to enter these markets.

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

      Additionally, in certain parts of Texas, US Holdings is dependent on unaffiliated T&D utilities for the reading of its customers' energy meters. US Holdings is required to rely on the utility or, in some cases, the independent transmission system operator, to provide it with its customers' information regarding energy usage, and it may be limited in its ability to confirm the accuracy of the information.

      US Holdings offers its customers a bundle of services that include, at a minimum, the electric commodity itself plus transmission, distribution and related services. To the extent that the prices US Holdings charges for this bundle of services or for the various components of the bundle, either of which may be fixed by contract with the customer for a period of time, differ from US Holdings' underlying cost to obtain the commodities or services, its results of operations would be adversely affected. US Holdings will encounter similar risks in selling bundled services that include non-energy-related services, such as telecommunications, facilities management, and the like. In some cases, US Holdings has little, if any, prior experience in selling these non-energy-related services.

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

      Research and development activities are ongoing to improve existing and alternative technologies to produce electricity, including gas turbines, fuel cells, microturbines and photovoltaic (solar) cells. It is possible that advances in these or other alternative technologies will reduce the costs of electricity production from these technologies to a level that will enable these technologies to compete effectively with electricity production from traditional power plants like US Holdings'. While demand for electric energy services is generally increasing throughout the US, the rate of construction and development of new, more efficient power production facilities may exceed increases in demand in some regional electric markets. The commencement of commercial operation of new facilities in the ERCOT market area where US Holdings has facilities will likely increase the competitiveness of the wholesale power market in that region. In addition, the market value of US Holdings' power production and/or energy transportation facilities may be significantly reduced. Also, electricity demand could be reduced by increased conservation efforts and advances in technology, which could likewise significantly reduce the value of US Holdings' facilities. Changes in technology could also alter the channels through which retail electric customers buy electricity.

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

     The inability to raise capital on favorable terms, particularly during times of uncertainty in the financial markets, could impact US Holdings' ability to sustain and grow its businesses, which are capital intensive, and would increase its capital costs. US Holdings relies on access to financial markets as a significant source of liquidity for capital requirements not satisfied by cash on hand or operating cash flows. US Holdings' access to the financial markets could be adversely impacted by various factors, such as:

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

FORWARD-LOOKING STATEMENTS

      This report and other presentations made by US Holdings contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Although US Holdings believes that in making any such statement its expectations are based on reasonable assumptions, any such statement involves uncertainties and is qualified in its entirety by reference to the risks discussed above under RISK FACTORS THAT MAY AFFECT FUTURE RESULTS and factors contained in the Forward-Looking Statements section of Item
7. Management's Discussion and Analysis of Financial Condition and Results of Operations in the 2002 Form 10-K, that could cause the actual results of US Holdings to differ materially from those projected in such forward-looking statements.

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


Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Except as discussed below, the information required hereunder is not significantly different from the information set forth in Item 7A. Quantitative and Qualitative Disclosures About Market Risk included in the 2002 Form 10-K and is therefore not presented herein.

COMMODITY PRICE RISK

      Value at Risk (VaR) for Energy Contracts Subject to Mark-to-Market Accounting -- This measurement estimates the maximum potential loss in value, due to changes in market conditions, of all energy-related contracts subject to mark-to-market accounting, based on a specific confidence level and an assumed holding period. Assumptions in determining this VaR include using a 95% confidence level and a five-day holding period. A probabilistic simulation methodology is used to calculate VaR, and is considered by management to be the most effective way to estimate changes in a portfolio's value based on assumed market conditions for liquid markets.
                                                       June 30,    December 31,
                                                        2003           2002
                                                        ----           ----


       Period-end MtM VaR..............................   $26           $23

       Average MtM VaR (year-to-date)..................   $31           $38



      Portfolio VaR -- Represents the estimated maximum potential loss in value, due to changes in market conditions, of the entire energy portfolio, including owned assets and all contractual positions (the portfolio assets). Assumptions in determining this VaR include using a 95% confidence level and a five-day holding period and includes both mark-to-market and accrual positions.


                                                         June 30,  December 31,
                                                           2003       2002
                                                           ----       ----



       Period-end Portfolio VaR..........................   $180       $144

       Average Portfolio VaR (year-to-date) (a)..........   $186        N/A

(a) Comparable information on an average VaR basis is not available for the full year 2002.

      Other Risk Measures -- The metrics appearing below provide information regarding the effect of energy changes in market conditions on earnings and cash flow of TXU Energy.

      Earnings at Risk (EaR) -- EaR measures the estimated potential loss in expected earnings due to changes in market conditions. EaR metrics include the portfolio assets except for accrual positions expected to be settled beyond the fiscal year. Assumptions include using a 95% confidence level over a five-day holding period under normal market conditions.

      Cash Flow at Risk (CFaR) -- CFaR measures the estimated potential loss of expected cash flow over the next six months, due to changes in market conditions. CFaR metrics include all portfolio positions that impact cash flow during the next six months. Assumptions include using a 99% confidence level over a 6-month holding period under normal market conditions. The following CFaR calculation is based on a contract settlement period of six months.

                                                       June 30,    December 31,
                                                        2003           2002
                                                        ----           ----
       EaR ...........................................   $ 20          $ 28


       CFaR ..........................................   $108          $178

INTEREST RATE RISK

      See Note 3 to Financial Statements for discussion of the issuances of new fixed rate debt and retirements of fixed rate debt since December 31, 2002 and new interest rate swaps.

CREDIT RISK

      US Holdings' gross exposure to credit risk as of June 30, 2003 was $3.0 billion, representing trade accounts receivable, commodity contract assets and derivative assets (net of allowance of uncollectible accounts receivable of $65 million).

      A large share of gross assets subject to credit risk represents accounts receivable from the retail sale of electricity and gas to residential and small commercial customers. The risk of material loss from non-performance from these customers is unlikely based upon historical experience. Reserves for uncollectible accounts receivable are established for the potential loss from non-payment by these customers based on historical experience and market or operational conditions.

      Most of the remaining trade accounts receivable are with large commercial and industrial customers. US Holdings' wholesale commodity contract counterparties include major energy companies, financial institutions, gas and electric utilities, independent power producers, oil and gas producers and energy trading companies.

      The following table presents the distribution of credit exposure as of June 30, 2003, for commodity contract assets, and derivative assets and trade accounts receivable from large commercial and industrial customers, by investment grade and noninvestment grade, credit quality and maturity.

                                                                             Exposure by Maturity
                                                                 ---------------------------------------------
                              Exposure
                               before                                                    Greater
                               Credit       Credit        Net     2 years or   Between    than 5
                             Collateral   Collateral   Exposure      less     2-5 years    years      Total
                             ----------  -----------   --------   ----------  ---------  --------     -----

Investment grade               $  886       $  (35)      $  851       $ 643        $108     $100     $  851
Noninvestment grade               501         (152)         349         281          35       33        349
      Totals                   ------       ------       ------       -----        ----     ----     ------
                               $1,387       $ (187)      $1,200       $ 924        $143     $133     $1,200
                               ======       ======       ======       =====        ====     ====     ======

Investment grade                   64%          19%          71%
Noninvestment grade                36%          81%          29%


      The exposure to credit risk from these customers and counterparties, excluding credit collateral, as of June 30, 2003, is $1.4 billion net of standardized master netting contracts and agreements which provide the right of offset of positive and negative credit exposures with individual customers and counterparties. When considering collateral currently held by US Holdings (cash, letters of credit and other security interests), the net credit exposure is $1.2 billion. Of this amount, approximately 71% of the associated exposure is with investment grade customers and counterparties, as determined using publicly available information including major rating agencies' published ratings and US Holdings' internal credit evaluation process. Those customers and counterparties without an S&P rating of at least BBB- or similar rating from another major rating agency, are rated using internal credit methodologies and credit scoring models to estimate an S&P equivalent rating. US Holdings routinely monitors and manages its credit exposure to these customers and counterparties on this basis.

      US Holdings had no exposure to any one customer or counterparty greater than 10% of the net exposure of $1.2 billion at June 30, 2003. Additionally, approximately 77% of the credit exposure, net of collateral held, has a maturity date of two years or less. US Holdings does not anticipate any material adverse effect on its financial position or results of operations as a result of non-performance by any customer or counterparty.

Item 4.  CONTROLS AND PROCEDURES

       An evaluation was performed under the supervision and with the participation of US Holdings' management, including the principal executive officer and principal financial officer, of the effectiveness of the design and operation of the disclosure controls and procedures in effect as of the end of the current period included in this quarterly report. Based on the evaluation performed, US Holdings' management, including the principal executive officer and principal financial officer, concluded that the disclosure controls and procedures were effective. During the most recent fiscal quarter covered by this quarterly report, there has been no change in US Holdings' internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, US Holdings' internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

       On April 28, 2003, a lawsuit was filed by a former employee of TXU Portfolio Management in the United States District Court for the Northern District of Texas, Dallas Division, against TXU Corp., TXU Energy and TXU Portfolio Management. Plaintiff asserts claims under Section 806 of Sarbanes-Oxley arising from plaintiff's employment termination and claims for breach of contract relating to payment of certain bonuses. Plaintiff seeks back pay, payment of bonuses and alternatively, reinstatement or future compensation, including bonuses. TXU Corp. believes the plaintiff's claims are without merit. The plaintiff was terminated as the result of a reduction in force, not as a reaction to any concerns the plaintiff had expressed, and plaintiff was not in a position with TXU Portfolio Management such that he had knowledge or information that would qualify the plaintiff to evaluate TXU Corp.'s financial statements or assess the adequacy of TXU Corp.'s financial disclosures. Thus, TXU Corp. does not believe that there is any merit to the plaintiff's claims under Sarbanes-Oxley. Accordingly, TXU Corp., TXU Energy and TXU Portfolio Management intend to vigorously defend the litigation. While TXU Corp., TXU Energy and TXU Portfolio Management dispute the plaintiff's claims, like any litigation, TXU Corp. is unable to predict the outcome of this litigation or the possible loss in the event of an adverse judgment.

      On July 7, 2003, a lawsuit was filed by Texas Commercial Energy
(TCE) in the United States District Court for the Southern District of Texas, Corpus Christi Division, against TXU Energy and certain of its subsidiaries, as well as various other wholesale market participants doing business in ERCOT, claiming generally that defendants engaged in market manipulation, in violation of antitrust and other laws, primarily during the period of extreme weather conditions in late February 2003. On August 6, 2003, the complaint was amended to omit one of the other defendants. US Holdings believes that it has not committed any violation of the antitrust laws and the Commission's investigation of the market conditions in late February 2003 has not resulted in any findings adverse to TXU Energy. Accordingly, US Holdings believes that TCE's claims against TXU Energy and its subsidiary companies are without merit and intends to vigorously defend the lawsuit. As with any litigation of this nature, US Holdings is unable to estimate any possible loss or predict the outcome of this action.

      On March 10, 2003, a lawsuit was filed by Kimberly P. Killebrew in the United States District Court for the Eastern District of Texas, Lufkin Division, against TXU Corp. and TXU Portfolio Management, asserting generally that defendants engaged in manipulation of the wholesale electric market, in violation of antitrust and other laws. This lawsuit was not served on TXU Corp. until mid-July 2003. This action is brought by an individual, alleged to be a retail consumer of electricity, on behalf of herself and as a proposed representative of a putative class of retail purchasers of electricity that are similarly situated. US Holdings believes that the plaintiff likely lacks standing to assert any antitrust claims against TXU Corp. or TXU Portfolio Management, and that defendants have not violated antitrust laws or other laws as claimed by the plaintiff. Therefore, US Holdings believes that plaintiff's claims are without merit and plans to vigorously defend the lawsuit. As with any litigation of this nature, however, US Holdings is unable to estimate any possible loss or predict the outcome of this action.

      Reference is made to the 2002 Form 10-K and the Form 10-Q for the quarterly period ended March 31, 2003 for additional discussion of legal proceedings.

Item 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits provided as part of Part II are:

      4(a) Amendment No. 1 dated as of July 1, 2003, to the Exchange Agreement, dated as of November 22, 2002, among TXU Corp., TXU Energy, UXT Holdings LLC and UXT Intermediary LLC, filed as
                  Exhibit 4(a) with File No. 1-2833 Form 10-Q for the Quarter ended June 30, 2003.

      4(b) Amendment No. 2 dated as of July 1, 2003, to the Registration Rights Agreement, dated as of November 22, among TXU Corp., UXT Holdings LLC and UXT Intermediary LLC, filed as
                  Exhibit 4(b) with File No. 1-2833 Form 10-Q for the Quarter ended June 30, 2003.

      15 Letter from independent accountants as to unaudited interim financial information.

      31(a)       Section 302 Certification of Chief Executive Officer.

      31(b)       Section 302 Certification of Chief Financial Officer.

      32(a)*      Section 906 Certification of Chief Executive Officer.

      32(b)*      Section 906 Certification of Chief Financial Officer.

      99 Condensed Statements of Consolidated Income - Twelve Months Ended June 30, 2003.

-----------------
     * Pursuant to Item 601(b)(32)(ii) of Regulation S-K, this certificate is not being "filed" for purposes of Section 18 of the Securities Act of 1934.

   (b) Reports on Form 8-K filed since March 31, 2003:

          Date of Report             Item Reported
          --------------             -------------

           April 30, 2003            Item 5. Other Events and
                                             Regulation FD Disclosure.
                                     Item 7. Exhibits.

           May 1, 2003               Item 7. Exhibits.
           (Form 8-K/A)

           May 21, 2003              Item 5. Other Events and
                                             Regulation FD Disclosure.

           June 30, 2003             Item 5. Other Events and
                                             Regulation FD Disclosure.

           July 25, 2003             Item 5. Other Events and
                                             Regulation FD Disclosure.
                                     Item 7. Exhibits.

           July 31, 2003             Item 5.  Other Events and
                                              Regulation FD Disclosure.

                                       SIGNATURE
   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.



                                             TXU US HOLDINGS COMPANY




                                      By    /s/ David H. Anderson
                                        ------------------------------------

                                                David H. Anderson
                                            Vice President and Controller








Date: August 13, 2003