Form 10-Q
period 2003-09-30
TXU US HOLDINGS CO
filed 2003-11-13
CIK 710182

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

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

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

                           -----------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities
Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X__ No___


Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ____ No __X__

Common Stock outstanding at November 7, 2003: 2,062,768 Class A shares, without par value and 39,192,594 Class B shares, without par value.

--------------------------------------------------------------------------------




TABLE OF CONTENTS
-------------------------------------------------------------------------------
                                                                                                          PAGE
                                                                                                          ----

Glossary.......................................................................................             ii

PART I.   FINANCIAL INFORMATION

      Item 1.  Financial Statements

                 Condensed Statements of Consolidated Income and Comprehensive Income -
                 Three and Nine Months Ended September 30, 2003 and 2002.......................               1

                 Condensed Statements of Consolidated Cash Flows -
                 Nine Months Ended September 30, 2003 and 2002.................................               2

                 Condensed Consolidated Balance Sheets -
                 September 30, 2003 and December 31, 2002......................................               3

                 Notes to Financial Statements.................................................               4

                 Independent Accountants' Report...............................................              22

      Item 2.  Management's Discussion and Analysis of Financial Condition
               and Results of Operations.......................................................              23

      Item 3.  Quantitative and Qualitative Disclosures About Market Risk......................              53

      Item 4.  Controls and Procedures.........................................................              56

PART II. OTHER INFORMATION

      Item 1.  Legal Proceedings...............................................................              56

      Item 6.  Exhibits and Reports on Form 8-K................................................              56

SIGNATURE .....................................................................................              59


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

EITF 03-11............................EITF Issue No. 03-11,`Reporting Realized
                                      Gains and Losses on Derivative
                                      Instruments That Are Subject to FASB
                                      Statement No.133 and Not "Held for
                                      Trading Purposes" As Defined in EITF
                                      No.02-3'

ERCOT.................................Electric Reliability Council of Texas

FASB..................................Financial  Accounting  Standards  Board,
                                      the designated organization in the private sector for establishing standards of financial accounting and reporting

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

Fitch.................................Fitch Ratings, Ltd.

GWh...................................gigawatt-hours

Moody's...............................Moody's Investors Services, Inc.

NRC...................................United States Nuclear Regulatory
                                      Commission

Oncor.................................Oncor Electric Delivery Company, a
                                      subsidiary of TXU US Holdings

POLR..................................provider of last resort of electricity to certain customers under the
                                      Commission rules interpreting the 1999
                                      Restructuring Legislation

Price-to-beat rates...................residential and
                                      small commercial customer electricity
                                      rates established by the Commission in the restructuring of the Texas market and required to be charged in a REP's historical service territories until January 1, 2005 or when 40% of the electricity consumed by such customer classes is supplied by competing REPs, adjusted periodically for changes in fuel costs

REPs..................................retail electric providers

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

Settlement............................regulatory settlement agreed to by the
                                      Commission in 2002

Settlement Plan.......................regulatory settlement plan filed with the
                                      Commission in December 2001

SFAS..................................Statement of Financial Accounting
                                      Standards

SFAS 133..............................SFAS No. 133, "Accounting for Derivative
                                      Instruments and Hedging Activities"

SFAS 140..............................SFAS No. 140,  "Accounting for Transfers
                                      and Servicing of Financial Assets and
                                      Extinguishment of Liabilities - a
                                      Replacement of FASB Statement No. 125"

SFAS 142..............................SFAS No. 142, "Goodwill and Other
                                      Intangible Assets"

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

SFAS 146..............................SFAS No. 146, "Accounting for Costs
                                      Associated with Exit or Disposal
                                      Activities"

SFAS 149..............................SFAS No. 149, "Amendment of Statement 133
                                      on Derivative Instruments and Hedging
                                      Activities"

SFAS 150..............................SFAS No.150, "Accounting for Certain
                                      Financial Instruments with Characteristics
                                      Liabilities and Equity"

SG&A..................................selling, general and administrative

T&D...................................transmission and distribution

TXU Energy............................TXU Energy Company LLC, a REP subsidiary of US Holdings

TXU Fuel..............................TXU Fuel Company, a subsidiary of TXU
                                      Energy

TXU Gas...............................TXU Gas Company, a subsidiary of TXU Corp.

TXU Mining............................TXU Mining Company LP, a subsidiary of TXU
                                      Energy

TXU Portfolio Management..............TXU Portfolio Management Company LP, a
                                      subsidiary of TXU Energy

TXU SESCO.............................TXU SESCO  Company,  a  subsidiary of TXU
                                      Energy, which serves as a REP in ten
                                      counties in the eastern and central parts of Texas

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

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                    TXU US HOLDINGS COMPANY AND SUBSIDIARIES
                   CONDENSED STATEMENTS OF CONSOLIDATED INCOME
                                   (Unaudited)

                                                                                 Three  Months     Nine Months
                                                                                     Ended            Ended
                                                                                 September 30,     September 30,
                                                                                 2003     2002    2003       2002
                                                                                -----     ----    -----      ----
                                                                                    (millions of dollars)

Operating revenues.......................................................      $2,622   $2,536   $6,734   $6,532

Costs and expenses:
   Cost of energy sold and delivery fees.................................       1,100    1,095    2,870    2,407
   Operating costs.......................................................         345      356    1,072    1,027
   Depreciation and amortization.........................................         178      182      523      539
   Selling, general and administrative expenses..........................         216      250      610      783
   Franchise and revenue-based taxes.....................................          88       95      268      289
   Other income..........................................................         (21)     (19)     (47)     (36)
   Other deductions......................................................          10        3       13        8
   Interest income.......................................................          (2)       -      (11)      (1)
   Interest expense and related charges..................................         151      104      459      314
                                                                               ------   ------   ------   ------
       Total costs and expenses..........................................       2,065    2,066    5,757    5,330
                                                                               ------   ------   ------   ------

Income before income taxes and cumulative effect of changes in accounting
  principles.............................................................         557      470      977    1,202

Income tax expense.......................................................         186      150      316      385
                                                                               ------   ------   ------   ------

Income before cumulative effect of changes in accounting principles......         371      320      661      817

Cumulative effect of changes in accounting principles, net of tax benefit
   (Note 2) .............................................................           -        -      (58)       -
                                                                                -----    -----    -----    -----
Net income ..............................................................         371      320      603      817

Preferred stock dividends................................................           1        2        5        7
                                                                               ------   ------   ------   ------

Net income available for common stock....................................      $  370   $  318   $  598   $  810
                                                                               ======   ======   ======   ======

            CONDENSED STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME
                                   (Unaudited)

                                                                                Three Months        Nine Months
                                                                                    Ended              Ended
                                                                                September 30,       September 30,
                                                                                2003     2002       2003     2002
                                                                                ------  ------     ------   -----
                                                                                    (millions of dollars)


Net income...............................................................      $  371   $  320   $  603   $  817
Other comprehensive income (loss), net of tax effects:
   Cash flow hedge activity -
   Net change in fair  value of  derivatives  (net of tax  benefit of $11,        (20)     (60)    (118)    (171)
   $33,$63 and $92)......................................................
     Amounts realized in earnings during the period (net of tax expense
       of $24, $7, $63 and $5)...........................................          45       13      117       10
                                                                               ------   ------   ------   ------
     Total...............................................................          25      (47)      (1)    (161)
                                                                               ------   ------   ------   ------

Comprehensive income.....................................................      $  396   $  273   $  602   $  656
                                                                               ======   ======   ======   ======

See Notes to Financial Statements.

                    TXU US HOLDINGS COMPANY AND SUBSIDIARIES
                 CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
                                   (Unaudited)

                                                                                         Nine Months Ended
                                                                                           September 30,
                                                                                        -------------------
                                                                                         2003         2002
                                                                                         ----         ----
                                                                                       (millions of dollars)
Cash flows -- operating activities:
   Income before cumulative effect of changes in accounting principles.......          $   661     $   817
   Adjustments to reconcile income before cumulative effect of changes in accounting principles to cash provided by operating activities:
     Depreciation and amortization...........................................              577         599
     Deferred income taxes and investment tax credits-- net .................              140         167
     Net  unrealized  (gain)  loss  from  mark-to-market valuation of
       commodity contracts...................................................              (34)          4
     Net gain from sales of assets...........................................              (40)        (30)
     Reduction in regulatory liability.......................................             (125)       (112)
     Retail clawback accrual.................................................              (19)          -
   Changes in operating assets and liabilities...............................              159        (477)
                                                                                       -------     -------
         Cash provided by operating activities...............................            1,319         968

Cash flows -- financing activities:
   Issuances of long-term debt ..............................................            1,900       2,261
   Retirements/repurchases of securities:
     Long-term debt..........................................................             (899)     (2,265)
     Preferred stock.........................................................              (91)          -
   Change in advances -- affiliates..........................................             (246)     (1,022)
   Change in notes payable -- banks..........................................           (1,804)      1,082
   Repurchase of common stock................................................             (463)          -
   Dividends paid to parent..................................................             (250)       (677)
   Preferred stock dividends paid............................................               (5)         (7)
   Redemption deposits applied to debt retirements...........................              210           -
   Debt premium, discount and reacquisition expenses.........................              (58)        (49)
                                                                                       -------     -------
         Cash used in financing activities...................................           (1,706)       (677)

Cash flows -- investing activities:
   Capital expenditures......................................................             (480)       (591)
   Acquisition of a business.................................................                -         (36)
   Proceeds from sale of assets..............................................               19         443
   Nuclear fuel..............................................................              (45)        (51)
   Other.....................................................................              (12)        (66)
                                                                                       -------     -------
         Cash used in investing activities...................................             (518)       (301)
                                                                                       -------     -------

Net change in cash and cash equivalents......................................             (905)        (10)

Cash and cash equivalents-- beginning balance................................            1,508          55
                                                                                       -------     -------

Cash and cash equivalents-- ending balance...................................          $   603     $    45
                                                                                       =======     =======

See Notes to Financial Statements.

                    TXU US HOLDINGS COMPANY AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                                           September 30,     December 31,
                                                                                               2003             2002
                                                                                             -------          --------
                                                                                                (millions of dollars)
                                     ASSETS
Current assets:
   Cash and cash equivalents..................................................                $  603              $1,508
   Restricted cash............................................................                     -                 210
   Accounts receivable -- trade................................................                  988               1,386
   Inventories ...............................................................                   361                 338
   Commodity contract assets..................................................                   746               1,298
   Other current assets.......................................................                   214                 213
                                                                                             -------             -------
          Total current assets................................................                 2,912               4,953

Investments:
   Restricted cash............................................................                    75                  68
   Other investments..........................................................                   525                 491
Property, plant and equipment -- net..........................................                16,624              16,183
Goodwill......................................................................                   558                 558
Regulatory assets -- net......................................................                 1,835               1,630
Commodity contract assets.....................................................                   222                 476
Cash flow hedges and other derivative assets..................................                    66                  14
Other noncurrent assets.......................................................                   175                 146
                                                                                             -------             -------
           Total assets.......................................................               $22,992             $24,519
                                                                                             =======             =======
LIABILITIES, PREFERRED INTERESTS AND SHAREHOLDERS' EQUITY
Current liabilities:
   Advances from affiliates...................................................                $  291              $  787
   Notes payable -- banks......................................................                    -               1,804
   Long-term debt due currently...............................................                   128                 397
   Accounts payable -- trade..................................................                   713                 820
   Commodity contract liabilities.............................................                   550               1,138
   Accrued taxes..............................................................                   352                 303
   Other current liabilities..................................................                   637                 724
                                                                                             -------             -------
           Total current liabilities..........................................                 2,671               5,973

Accumulated deferred income taxes.............................................                 3,347               3,227
Investment tax credits........................................................                   434                 450
Commodity contract liabilities................................................                   149                 320
Cash flow hedges and other derivative liabilities.............................                   169                 150
Other noncurrent liabilities and deferred credits.............................                 1,553               1,063
Long-term debt, less amounts due currently....................................                 7,416               6,613
Exchangeable preferred membership interests of TXU Energy, net of $256
   discount (Note 1)..........................................................                   494                   -
                                                                                             -------             -------
            Total liabilities.................................................                16,233              17,796

Preferred stock subject to mandatory redemption (Note  4).....................                     -                  21
Contingencies (Note 6)
Shareholders' equity (Note 5):
  Preferred stock not subject to mandatory redemption (Note 4)................                    38                 115
  Common stock without par value (Note 5):
     Class A - Authorized shares: September 30, 2003 -- 9,000,000 and December
       31, 2003 -- 180,000,00, 0utstanding shares: September 30, 2003 --
       2,062,768 and December 31, 2003 -- 52,817,862..........................                   102               2,514
     Class B - Authorized shares: September 30, 2003 -- 171,000,000,
       0utstanding shares:  September 30, 2003 -- 39,192,594..................                 1,949                  --
  Retained earnings...........................................................                 4,859               4,261
  Accumulated other comprehensive loss........................................                  (189)               (188)
                                                                                             -------             -------
     Total common stock equity................................................                 6,721               6,587
                                                                                             -------             -------
       Total shareholders' equity.............................................                 6,759               6,702
                                                                                             -------             -------
         Total liabilities, preferred interests and shareholders' equity......               $22,992             $24,519
                                                                                             =======             =======

 See Notes to Financial Statements.

                    TXU US HOLDINGS COMPANY AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

1.       SIGNIFICANT ACCOUNTING POLICIES

      Description of Business -- US Holdings is a holding company for TXU Energy and Oncor. US Holdings is a wholly-owned subsidiary of TXU Corp., a Texas corporation. US Holdings engages, through TXU Energy, in power production (electricity generation), wholesale energy sales, retail energy sales and related services, portfolio management, including risk management and certain trading activities, as well as, through Oncor, in the transmission and distribution of electricity. US Holdings' consolidated operations consist of its TXU Energy and Oncor business segments and the activities of the holding company, which consists primarily of servicing approximately $160 million in debt. See discussion of reportable business segments in Note 7.

      Basis of Presentation -- The condensed consolidated financial statements of US Holdings have been prepared in accordance with US GAAP and on the same basis as the audited financial statements included in its 2002 Form 10-K, except for the effect of adopting of the following new accounting rules: EITF 02-3, SFAS 143, SFAS 145 and SFAS 150, all discussed below.

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

      Effective April 1, 2003, the estimates of the depreciable lives of the Comanche Peak nuclear generating plant and several gas generation plants were extended to better reflect the useful lives of the assets. At the same time, depreciation rates were increased on lignite and gas generation facilities to reflect investments in emissions control equipment. The net impact of these changes was a reduction in depreciation expense of $25 million and an increase in net income of $16 million for the nine-month period ended September 30, 2003.

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

      As a result of guidance provided in EITF 02-3, US Holdings has not recognized origination gains on commercial and industrial retail contracts in 2003. For the three- and nine-month periods ended September 30, 2002, US Holdings recognized $2 million and $36 million in origination gains on such contracts, respectively.

      SFAS 145, regarding classification of items as extraordinary, became effective on January 1, 2003. One of the provisions of this statement is the rescission of SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt".

      As a result of the implementation of SFAS 145 as of January 1, 2003, the previously reported annual after-tax losses on the early extinguishment of debt of $97 million in the year ended December 31, 2001 (as described in the Notes to Financial Statements in the 2002 Form 10-K) will be reclassified from extraordinary items to other deductions and income tax expense in income from continuing operations as such losses do not meet the criteria of an extraordinary item. There was no effect on net income as a result of the implementation of SFAS 145.

      SFAS 146 became effective on January 1, 2003. SFAS 146 requires that a liability for costs associated with an exit or disposal activity be recognized only when the liability is incurred and measured initially at fair value. The adoption of SFAS 146 did not impact results of operations for the nine months ended September 30, 2003.

      FIN 45 was issued in November 2002 and requires recording the fair value of guarantees upon issuance or modification after December 31, 2002. The interpretation also requires expanded disclosures of guarantees (see Note 6 under Guarantees). The adoption of FIN 45 did not impact results of operations for the nine months ended September 30, 2003.

      FIN 46, which was issued in January 2003, provides guidance related to identifying variable interest entities and determining whether such entities should be consolidated. On October 8, 2003, the FASB decided to defer implementation of FIN 46 until the fourth quarter of 2003. This deferral only applies to variable interest entities that existed prior to February 1, 2003. The adoption of FIN 46 did not and is not expected to impact results of operations.

      SFAS 149 was issued in April 2003 and became effective for contracts entered into or modified after June 30, 2003. SFAS 149 clarifies what contracts may be eligible for the normal purchase and sale exception, the definition of a derivative and the treatment in the statement of cash flows when a derivative contains a financing component. Also, EITF 03-11 became effective October 1, 2003 and, among other things, discussed the nature of certain power contracts. As a result of the issuance of SFAS 149 and EITF 03-11, certain commodity contract hedges are expected to be replaced with another type of hedge that is subject to effectiveness testing. The adoption of these changes did not impact results of operations for the nine months ended September 30, 2003.

      SFAS 150 was issued in May 2003 and became effective June 1, 2003 for new financial instruments and July 1, 2003 for existing financial instruments. SFAS 150 requires that mandatorily redeemable preferred securities be classified as liabilities beginning July 1, 2003. As a result of the implementation of SFAS 150, the September 30, 2003 balance sheet reflects the classification of $7 million of preferred stock subject to mandatory redemption as a liability (see
Note 4). In July 2003, TXU Energy exercised its right to exchange its $750 million 9% Exchangeable Subordinated Notes due 2012 for exchangeable preferred membership interests with identical economic and other terms (see Note 3). Because the exchangeability feature of these preferred securities provides for the holders to exchange the securities with TXU Corp. for TXU Corp. common stock, the securities are deemed to be mandatorily redeemable by TXU Energy. Therefore, in accordance with SFAS 150, the September 30, 2003 balance sheet reflects the classification of these securities (net of $256 million in unamortized discount) as liabilities.

      EITF 01-8 was issued in May 2003 and is effective prospectively for arrangements that are new, modified or committed to beginning July 1, 2003. This guidance requires that certain types of arrangements be accounted for as leases, including tolling and power supply contracts, take-or-pay contracts and service contracts involving the use of specific property and equipment. The adoption of this change did not impact results of operations for the nine months ended September 30, 2003.

2.    CUMULATIVE EFFECT OF CHANGES IN ACCOUNTING PRINCIPLES


      The following summarizes the effect on results for the nine months ended September 30, 2003 for changes in accounting principles effective January 1, 2003:

     Charge from rescission of EITF 98-10, net of tax effect of $34 million.....  $(63)
     Credit from adoption of SFAS 143, net of tax effect of $3 million..........     5
                                                                                  ----
          Total net charge......................................................  $(58)
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

      The following table summarizes the impact as of January 1, 2003 of adopting SFAS 143:

     Increase in property, plant and equipment - net..................   $488
     Increase in other noncurrent liabilities and deferred credits....   (528)
     Increase in accumulated deferred income taxes....................     (3)
     Increase in regulatory assets - net..............................     48
                                                                         ----
     Cumulative effect of change in accounting principles.............   $  5
                                                                         ====

      The asset retirement liability at September 30, 2003 was $569 million, comprised of a $554 million liability as a result of adoption of SFAS 143 and $27 million of accretion during the first nine months of 2003 reduced by $12 million in reclamation payments.

      With respect to nuclear decommissioning costs, US Holdings believes that the adoption of SFAS 143 results primarily in timing differences in the recognition of asset retirement costs that TXU Energy is currently recovering through the regulatory process.

      On a pro forma basis, assuming SFAS 143 had been adopted at the beginning of the periods, income from operations for the nine months ended September 30, 2002 would have increased by $7 million after-tax and the liability for asset retirement obligations as of September 30, 2002, would have been $546 million.

3.    FINANCING ARRANGEMENTS

      At September 30, 2003, US Holdings had outstanding short-term borrowings consisting of advances from affiliates of $291 million. At December 31, 2002, outstanding short-term bank borrowings were $1.8 billion and advances from affiliates were $787 million. Weighted average interest rates on short-term borrowings were 2.87% and 2.44% at September 30, 2003 and December 31, 2002, respectively.

      Credit Facilities -- At September 30, 2003, credit facilities available to TXU Corp. and its US subsidiaries were as follows:

                                                                                           At September 30, 2003
                                                                            --------------------------------------------------
                                                         Authorized          Facility    Letters of     Cash
Facility                               Expiration Date   Borrowers             Limit       Credit    Borrowings   Availability
--------                               ---------------   ---------             -----       ------    ----------   ------------
Five-Year Revolving Credit Facility    February 2005     US Holdings          $ 1,400      $  266      $   --       $1,134
Revolving Credit Facility              February 2005     TXU Energy, Oncor        450           4          --          446
Three-Year Revolving Credit Facility   May 2005          US Holdings (a)          400          --          --          400
Five-Year Revolving Credit Facility    August 2008       TXU Corp.                500          --          --          500
                                                                              -------      ------      ------       ------
      Total                                                                   $ 2,750      $  270      $   --       $2,480
                                                                              =======      ======      ======       ======

------------------------
(a) previously TXU Corp.

      Through April 2003, TXU Corp. and its US subsidiaries repaid $2.3 billion in cash borrowings outstanding as of December 31, 2002 under available credit facilities.

      In August 2003, TXU Corp. entered into the $500 million 5-year revolving credit facility that provides for up to $500 million in letters of credit or up to $250 million of loans ($500 million in the aggregate).

      In April 2003, the $450 million revolving credit facility was established for TXU Energy and Oncor. This facility will be used for working capital and other general corporate purposes, including letters of credit, and replaced a $1 billion 364-day revolving credit facility that expired in April 2003. Up to $450 million of letters of credit may be issued under the facility.

      Since December 31, 2002, TXU Corp. elected to cancel $250 million in other US credit facility capacity in response to changing liquidity needs.

      The US Holdings, TXU Energy and Oncor facilities provide back-up for any future issuance of commercial paper by TXU Energy and Oncor. At September 30, 2003, there was no such outstanding commercial paper.

      The $1.4 billion facility provides for up to $1.0 billion in letters of credit.

      Long-Term Debt -- At September 30, 2003 and December 31, 2002, the long-term debt of US Holdings and its consolidated subsidiaries consisted of the following

                                                                                         September 30, December 31,
                                                                                              2003         2002
                                                                                              ----         ----
  TXU Energy
  ----------
  Pollution Control Revenue Bonds:
    Brazos River Authority:
    Floating Taxable Series 1993 due June 1, 2023....................................       $    --      $    44
    3.000% Fixed Series 1994A due May 1, 2029, remarketing date May 1, 2005(a).......            39           39
    5.400% Fixed Series 1994B due May 1, 2029, remarketing date May 1, 2006(a).......            39           39
    5.400% Fixed Series 1995A due April 1, 2030, remarketing date May 1, 2006(a).....            50           50
    5.050% Fixed Series 1995B due June 1, 2030, remarketing date June 19, 2006(a)....           118          118
    7.700% Fixed Series 1999A due April 1, 2033......................................           111          111
    6.750% Fixed Series 1999B due September 1, 2034, remarketing date April 1,
       2013(a).......................................................................            16           16
    7.700% Fixed Series 1999C due March 1, 2032......................................            50           50
    4.950% Fixed Series 2001A due October 1, 2030, remarketing date April 1, 2004(a).           121          121
    4.750% Fixed Series 2001B due May 1, 2029, remarketing date November 1, 2006(a)..            19           19
    5.750% Fixed Series 2001C due May 1, 2036, remarketing date November 1, 2011(a)..           274          274
    4.250% Fixed Series 2001D due May 1, 2033, remarketing date November 1, 2003(a)..           271          271
    Floating Taxable Series 2001F due December 31, 2036..............................            --           39
    1.170% Floating Taxable Series 2001G due December 1, 2036(b).....................            72           72
    1.120% Floating Taxable Series 2001H due December 1, 2036(b).....................            31           31
    1.120% Floating Taxable Series 2001I due December 1, 2036(b).....................            63           63
    1.150% Floating Series 2002A due May 1, 2037(b)..................................            61           61
    6.750% Fixed Series 2003A due April 1, 2038, remarketing date April 1, 2013(a)...            44           --
    6.300% Fixed Series 2003B due July 1, 2032.......................................            39           --

    Sabine River Authority of Texas:
    6.450% Fixed Series 2000A due June 1, 2021.......................................            51           51
    5.500% Fixed Series 2001A due May 1, 2022, remarketing date November 1, 2011(a)..            91           91
    5.750% Fixed Series 2001B due May 1, 2030, remarketing date November 1, 2011(a)..           107          107
    4.000% Fixed Series 2001C due May 1, 2028, remarketing date November 1, 2003(a)..            70           70
    Floating Taxable Series 2001D due December 31, 2036..............................            --           12
    1.120% Floating Taxable Series 2001E due December 31, 2036(b)....................            45           45
    5.800% Fixed Series 2003A due July 1, 2022.......................................            12           --

    Trinity River Authority of Texas:
    6.250% Fixed Series 2000A due May 1, 2028........................................            14           14
    5.000% Fixed Series 2001A due May 1, 2027, remarketing date November 1, 2006(a)..            37           37

    Other:
    7.000% Fixed Senior Notes - TXU Mining due May 1, 2003...........................            --           72
    6.875% Fixed Senior Notes - TXU Mining due August 1, 2005........................            30           30
    9.000% Fixed Exchangeable Subordinated Notes due November 22, 2012 (c)...........            --          750
    6.125% Fixed Senior Notes due March 15, 2008.....................................           250           --
    7.000% Fixed Senior Notes due March 15, 2013.....................................         1,000           --
    Capital lease obligations........................................................            12           10
    Other............................................................................             7            8
    Unamortized premium and discount and fair value adjustments .....................            17         (264)
                                                                                            -------      -------
        Total TXU Energy ............................................................       $ 3,161      $ 2,451



                                                                                         September 30,  December 31,
                                                                                             2003          2002
                                                                                             ----          ----
Oncor
-----
    9.530% Fixed Medium Term Secured Notes due January 30, 2003......................            --            4
    9.700% Fixed Medium Term Secured Notes due February 28, 2003.....................            --           11
    6.750% Fixed First Mortgage Bonds due March 1, 2003..............................            --          133
    6.750% Fixed First Mortgage Bonds due April 1, 2003..............................            --           70
    8.250% Fixed First Mortgage Bonds due April 1, 2004..............................           100          100
    6.250% Fixed First Mortgage Bonds due October 1, 2004............................           121          121
    6.750% Fixed First Mortgage Bonds due July 1, 2005...............................            92           92
    7.875% Fixed First Mortgage Bonds due March 1, 2023..............................            --          224
    8.750% Fixed First Mortgage Bonds due November 1, 2023...........................            --          103
    7.875% Fixed First Mortgage Bonds due April 1, 2024..............................            --          133
    7.625% Fixed First Mortgage Bonds due July 1, 2025...............................           215          215
    7.375% Fixed First Mortgage Bonds due October 1, 2025............................           178          178
    6.375% Fixed Senior Secured Notes due May 1, 2012................................           700          700
    7.000% Fixed Senior Secured Notes due May 1, 2032................................           500          500
    6.375% Fixed Senior Secured Notes due January 15, 2015...........................           500          500
    7.250% Fixed Senior Secured Notes due January 15, 2033...........................           350          350
    5.000% Fixed Debentures due September 1, 2007....................................           200          200
    7.000% Fixed Debentures due September 1, 2022....................................           800          800
    2.260% Fixed Series 2003 Transition Bonds due in bi-annual installments through
      February 15, 2007..............................................................           103           --
    4.030% Fixed Series 2003 Transition Bonds due in bi-annual installments through
      February 15, 2010..............................................................           122           --
    4.950% Fixed Series 2003 Transition Bonds due in bi-annual installments through
      February 15, 2013..............................................................           130           --
    5.420% Fixed Series 2003 Transition Bonds due in bi-annual installments through
      August 15, 2015................................................................           145           --
    Unamortized premium and discount.................................................           (31)         (35)
                                                                                            -------      -------
        Total Oncor..................................................................         4,225        4,399


US Holdings
-----------
    7.170% Fixed Senior Debentures due August 1, 2007................................            10           10
    9.556% Fixed Notes due in bi-annual installments through December 4, 2019........            72           73
    8.254% Fixed Notes due in quarterly installments through December 31, 2021.......            67           68
    1.910% Floating Rate Junior Subordinated Debentures, Series D due January 30,
      2037(c)........................................................................             1            1
    8.175% Fixed Junior Subordinated Debentures, Series E due January 30, 2037.......             8            8
                                                                                            -------      -------
        Total US Holdings ...........................................................           158          160

    Total US Holdings consolidated...................................................         7,544        7,010

    Less amount due currently........................................................           128          397
                                                                                            -------      -------
    Total long-term debt.............................................................       $ 7,416      $ 6,613
                                                                                            =======      =======

-------------------
   (a) These series are in the multiannual mode and are subject to mandatory tender prior to maturity on the mandatory remarketing date. On such date, the interest rate and interest rate period will be reset for the bonds.
   (b) Interest rates in effect at September 30, 2003. These series are in a flexible or weekly rate mode and are classified as long-term as they are supported by long-term irrevocable letters of credit. Series in the flexible mode will be remarketed for periods of less than 270 days.
   (c) Interest rates in effect at September 30, 2003.


      In November 2003, the Brazos River Authority Series 2001D pollution control revenue bonds (aggregate principal amount of $271 million) were remarketed and converted from a multiannual mode to a weekly rate mode, and the Sabine River Authority Series 2001C pollution control revenue bonds (aggregate principal amount of $70 million) were purchased upon mandatory tender. US Holdings intends to remarket these bonds in the first quarter of 2004.

      In October 2003, the Brazos River Authority issued $72 million aggregate principal amount of Series 2003C pollution control revenue bonds and $31 million aggregate principal amount of Series 2003D pollution control revenue bonds for TXU Energy. The Series 2003C bonds will bear interest at an annual rate of 6.75% until maturity in 2038. The Series 2003D bonds will bear interest at an annual rate of 5.40% until their mandatory tender date in 2014, at which time they will be remarketed. Proceeds from the issuance of the Series 2003C and Series 2003D bonds were used to refund the $72 million aggregate principal amount of Brazos River Authority Taxable Series 2001G and the $31 million aggregate principal amount of Series 2001H variable rate pollution control revenue bonds, both due December 1, 2036. The Sabine River Authority also issued $45 million aggregate principal amount of Series 2003B pollution control revenue bonds for TXU Energy. The Series 2003B bonds will bear interest at an annual rate of 6.15% until maturity in 2022, however they become callable in 2013. Proceeds from the issuance of the Series 2003B bonds were used to refund the $45 million aggregate principal amount of Sabine River Authority Taxable Series 2001E variable rate pollution control revenue bonds due December 1, 2036.

      In August 2003, Oncor's wholly-owned, special purpose bankruptcy-remote subsidiary, Oncor Electric Delivery Transition Bond Company LLC, issued $500 million aggregate principal amount of transition (securitization) bonds in accordance with the Settlement and a financing order. The bonds were issued in four classes that require bi-annual interest and principal installment payments beginning in 2004 through specified dates in 2007 through 2015. The transition bonds bear interest at fixed annual rates ranging from 2.26% to 5.42%. Oncor used the proceeds to retire the $224 million aggregate principal amount of the 7 7/8% First Mortgage Bonds due March 1, 2023 and $133 million principal amount of the 7 7/8% First Mortgage Bonds due April 1, 2024, as well as to repurchase outstanding common shares from its parent, US Holdings, in the amount of $125 million. The Settlement and financing order provide for a second issuance of $800 million expected to be completed in the first quarter of 2004.

      In July 2003, TXU Energy exercised its right to exchange its $750 million 9% Exchangeable Subordinated Notes due November 22, 2012 for exchangeable preferred membership interests with identical economic and other terms. These securities are convertible into TXU Corp. common stock at an exercise price of $13.1242. The market price of TXU Corp. common stock on September 30, 2003 was $23.56. Any exchange of these securities into common stock would result in a proportionate write-off of the related unamortized discount as a charge to earnings. If all the securities had been exchanged into common stock on September 30, 2003, the pre-tax charge would have been $256 million. (See Note 1 regarding classification of these securities under SFAS 150.)

      In July 2003, the Brazos River Authority issued $39 million aggregate principal amount of Series 2003B pollution control revenue bonds for TXU Energy. The bonds will bear interest at an annual rate of 6.30% until maturity in 2032. Proceeds from the issuance of the bonds were used to refund the $39 million aggregate principal amount of Brazos River Authority Taxable Series 2001F variable rate pollution control revenue bonds due December 31, 2036. The Sabine River Authority also issued $12 million aggregate principal amount of Series 2003A pollution control revenue bonds for TXU Energy. The bonds will bear interest at an annual rate of 5.80% until maturity in 2022. Proceeds from the issuance of these bonds were used to refund the $12 million aggregate principal amount of Sabine River Authority Taxable Series 2001D pollution control revenue bonds due December 31, 2036.

      In May 2003, the Brazos River Authority Series 1994A and the Trinity River Authority Series 2000A pollution control revenue bonds (aggregate principal amount of $53 million) were purchased upon mandatory tender. In July 2003, the bonds were remarketed and converted from a floating rate mode to a multiannual mode at an annual rate of 3.00% and 6.25%, respectively. The rate on the 1994A bonds will remain in effect until their mandatory remarketing date of May 1, 2005. The rate on the 2000A bonds will remain in effect until their maturity in 2028.

      In May 2003, $72 million principal amount of the 7% TXU Mining fixed rate senior notes were repaid at maturity.

      In April 2003, Oncor repaid the $70 million principal amount of its First Mortgage Bonds, 6.75% Series, at the maturity date for par value plus accrued interest. A restricted cash deposit of $72 million was utilized to fund the maturity.

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

      In March 2003, the Brazos River Authority issued $44 million aggregate principal amount of pollution control revenue bonds for TXU Energy. The bonds will bear interest at an annual rate of 6.75% until the mandatory tender date of April 1, 2013. On April 1, 2013, the bonds will be remarketed. Proceeds from the issuance of the bonds were used to repay the $44 million principal amount of Brazos River Authority Series 1993 pollution control revenue bonds due June 1, 2023.

      In March 2003, Oncor repaid the $133 million principal amount of its First Mortgage Bonds, 6.75% Series, at the maturity date for par value plus accrued interest. A restricted cash deposit of $138 million was utilized to fund the maturity.

      In March 2003, Oncor redeemed all ($103 million principal amount) of its First Mortgage and Collateral Trust Bonds, 8.75% Series due November 1, 2023, at 104.01% of the principal amount thereof, plus accrued interest to the redemption date.

      In March 2003, TXU Energy issued $1.25 billion aggregate principal amount of senior unsecured notes in two series in a private placement with registration rights. One series in the amount of $250 million is due March 15, 2008, and bears interest at the annual rate of 6.125%, and the other series in the amount of $1 billion is due March 15, 2013, and bears interest at the annual rate of 7%. Net proceeds from the issuance were used for general corporate purposes, including the repayment of borrowings under TXU Corp.'s credit facilities. In August 2003, TXU Energy entered into interest rate swap transactions through 2013, which are being accounted for as fair value hedges, to effectively convert $500 million of the notes to floating interest rates.

      Sale of Receivables -- TXU Corp. has established an accounts receivable securitization program. The activity under this program is accounted for as a sale of accounts receivable in accordance with SFAS 140. Under the program, US subsidiaries of TXU Corp., including TXU Energy, Oncor and TXU Gas (originators), sell trade accounts receivable to TXU Receivables Company, a consolidated wholly-owned bankruptcy remote direct subsidiary of TXU Corp., which sells undivided interests in the purchased accounts receivable for cash to special purpose entities established by financial institutions. In September 2003, the maximum amount of undivided interests that could be sold by TXU Receivables Company was increased by $100 million to $700 million. In November 2003, this amount decreased to $600 million.

      All new trade receivables under the program generated by the originators are continuously purchased by TXU Receivables Company with the proceeds from collections of receivables previously purchased. Changes in the amount of funding under the program, through changes in the amount of undivided interests sold by TXU Receivables Company, are generally due to seasonal variations in the level of accounts receivable and changes in collection trends. TXU Receivables Company has issued subordinated notes payable to the originators for the difference between the face amount of the uncollected accounts receivable purchased, less a discount, and cash paid that was funded by the sale of the undivided interests.

      The discount from face amount on the purchase of receivables funds a servicing fee paid by TXU Receivables Company to TXU Business Services Company, a direct subsidiary of TXU Corp., as well as program fees paid by TXU Receivables Company to the financial institutions. The servicing fee compensates TXU Business Services Company for its services as collection agent, including maintaining the detailed accounts receivable collection records. TXU Business Services Company charges the affiliated businesses for its servicing costs, net of the servicing fee income. The program fees paid to financial institutions, which consist primarily of interest costs on the underlying financing, were $8 million and $10 million for the nine-month periods ending September 30, 2003 and 2002, respectively, and approximated 2.4% of the average funding under the program on an annualized basis in each period; these fee amounts represent the net incremental costs of the program to US Holdings and are reported in SG&A expenses.

      The September 30, 2003 balance sheet reflects funding under the program of $667 million, through sale of undivided interests in receivables by TXU Receivables Company, related to $1.4 billion face amount of US Holdings trade accounts receivable. Funding under the program increased $220 million for the nine month period ended September 30, 2003, primarily due to the program capacity increase of $100 million and the effect of improved collection trends. Funding under the program for the nine month period ended September 30, 2002 increased $141 million. Funding increases or decreases under the program are reflected as cash provided by or used in operating activities in the statement of cash flows.

      Upon termination of the program, cash flows to US Holdings would be delayed as collections of sold receivables would be used by TXU Receivables Company to repurchase the undivided interests sold instead of purchasing new receivables. The level of cash flows would normalize in approximately 16 to 31 days. The trade accounts receivable balances on US Holdings' balance sheets represent the face amount of its receivables less the funding under the program and allowances for uncollectible accounts.

      In June 2003, the program was amended to provide temporarily higher delinquency and default compliance ratios and temporary relief from the loss reserve formula, which allowed for increased funding under the program. The June amendment reflected the billing and collection delays previously experienced as a result of new systems and processes in TXU Energy and ERCOT for clearing customers' switching and billing data upon the transition to competition. In August 2003, the program was amended to extend the term to July 2004, as well as to extend the period providing temporarily higher delinquency and default compliance ratios through December 31, 2003.

      Contingencies Related to Sale of Receivables Program -- Although TXU Receivables Company expects to be able to pay its subordinated notes from the collections of purchased receivables, these notes are subordinated to the undivided interests of the financial institutions in those receivables, and collections might not be sufficient to pay the subordinated notes. The program may be terminated if either of the following events occurs:

      1) all of the originators cease to maintain their required fixed charge coverage ratio and debt to capital (leverage) ratio;
      2) the delinquency ratio (delinquent for 31 days) for the sold receivables, the default ratio (delinquent for 91 days or deemed uncollectible), the dilution ratio (reductions for discounts, disputes and other allowances) or the days collection outstanding ratio exceed stated thresholds and the financial institutions do not waive such event of termination. The thresholds apply to the entire portfolio of sold receivables, not separately to the receivables of each originator.

      The delinquency and dilution ratios exceeded the relevant thresholds during the first four months of 2003, but waivers were granted. These ratios were affected by issues related to the transition to deregulation. Certain billing and collection delays arose due to implementation of new systems and processes within TXU Energy and ERCOT for clearing customers' switching and billing data. The billing delays have been resolved but, while improving, the lagging collection issues continue to impact the ratios. The implementation of new POLR rules by the Commission and strengthened credit and collection policies and practices have brought the ratios into consistent compliance with the program.

      Under terms of the receivables sale program, all the originators are required to maintain specified fixed charge coverage and leverage ratios (or supply a parent guarantor that meets the ratio requirements). The failure by an originator or its parent guarantor, if any, to maintain the specified financial ratios would prevent that originator from selling its accounts receivable under the program. If all the originators and the parent guarantor, if any, fail to maintain the specified financial ratios so that there are no eligible originators, the facility would terminate. Prior to the August 2003 amendment extending the program, originator eligibility was predicated on the maintenance of an investment grade credit rating.

      Financial Covenants, Credit Rating Provisions and Cross Default Provisions -- The terms of certain financing arrangements of US Holdings contain financial covenants that require maintenance of specified fixed charge coverage ratios, shareholders' equity to total capitalization ratios and leverage ratios and/or contain minimum net worth covenants. TXU Energy's preferred membership interests (formerly subordinated notes) also limit its incurrence of additional indebtedness unless a leverage ratio and interest coverage test are met on a pro forma basis. As of September 30, 2003, US Holdings and its subsidiaries were in compliance with all such applicable covenants.

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

      Cross Default Provisions
      ------------------------

      Certain financing arrangements of US Holdings contain provisions that would result in an event of default if there were a failure under other financing arrangements to meet payment terms or to observe other covenants that would result in an acceleration of payments due. Such provisions are referred to as "cross default" provisions.

      A default by US Holdings or any subsidiary thereof on financing arrangements of $50 million or more would result in a cross default under the $1.4 billion US Holdings five-year revolving credit facility, the $400 million US Holdings credit facility, the $68 million US Holdings letter of credit reimbursement (which is no longer outstanding as of October 1, 2003) and credit facility agreement and $30 million of TXU Mining senior notes (which have a $1 million threshold).

      A default by TXU Energy or Oncor or any subsidiary thereof in respect of indebtedness in a principal amount in excess of $50 million would result in a cross default for such party under the TXU Energy/Oncor $450 million revolving credit facility. Under this credit facility, a default by TXU Energy or any subsidiary thereof would cause the maturity of outstanding balances under such facility to be accelerated as to TXU Energy, but not as to Oncor. Also, under this credit facility, a default by Oncor or any subsidiary thereof would cause the maturity of outstanding balances to be accelerated under such facility as to Oncor, but not as to TXU Energy.

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

      TXU Energy has entered into certain mining and equipment leasing arrangements aggregating $122 million that would terminate upon the default of any other obligations of TXU Energy owed to the lessor. In the event of a default by TXU Mining, a subsidiary of TXU Energy, on indebtedness in excess of $1 million, a cross default would result under the $31 million TXU Mining leveraged lease and the lease would terminate.

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

4.    PREFERRED STOCK

                                             September 30,    December 31,
                                                  2003            2002
                                             ------------     -----------

Not Subject to Mandatory Redemption:
------------------------------------
$4.00 to $5.08 dividend rate series.......        $38            $ 38
$7.98 series..............................         --              26
$7.50 series .............................         --              30
$7.22 series .............................         --              21
                                                  ---            ----
   Total..................................        $38            $115
                                                  ===            ====

Subject to Mandatory Redemption:
--------------------------------
$6.98 series..............................        $--            $ 11
$6.375 series.............................          7              10
                                                  ---            ----
   Total..................................        $ 7            $ 21
                                                  ===            ====

      As a result of the adoption of SFAS 150 on July 1, 2003 (see Note 1), US Holdings' preferred stock subject to mandatory redemption of $7 million has been classified in the balance sheet at September 30, 2003 in liabilities (other current liabilities). The preferred stock not subject to mandatory redemption remains classified in shareholders' equity.

      In September 2003, US Holdings called its mandatorily redeemable preferred stock for redemption, and on October 1, 2003, those shares were redeemed for an aggregate principal amount of $7 million.

      In July 2003, US Holdings redeemed all of the shares of its $7.98 series, $7.50 series and $7.22 series of preferred stock not subject to mandatory redemption and the shares of its $6.98 series of preferred stock subject to mandatory redemption for an aggregate amount of $91 million.

5.    SHAREHOLDERS' EQUITY

      In August 2003, the Articles of Incorporation of TXU Holdings were amended to create two new classes of common stock: Class A common stock with voting rights and Class B common stock without voting rights. All the shares of Class A common stock and 5% of the shares of Class B common stock are held by TXU Corp., and 95% of the shares of Class B common stock are held by TXU Investments LLC, a wholly-owned, direct subsidiary of TXU Corp.

      On July 1, 2003, US Holdings repurchased 5,312,500 shares of its common stock for $212.5 million and on April 1, 2003, US Holdings repurchased 6,250,000 shares of its common stock for $250 million. On November 15, 2002, US Holdings declared a cash dividend of $250 million, which was paid to TXU Corp. on January 2, 2003.

      The legal form of cash distributions to TXU Corp. has been both common stock repurchases and the payment of dividends. For accounting purposes, the cash distributions in the form of share repurchases are recorded as a return of capital.

      Certain debt instruments and preferred securities of US Holdings contain provisions that restrict payment of dividends during any interest or distribution payment deferral period or while any payment default exists. An Oncor mortgage restricts the payment of dividends to the amount of Oncor's retained earnings. At September 30, 2003, US Holdings was in compliance with these provisions.

6.    CONTINGENCIES

      Guarantees -- US Holdings has entered into contracts that contain guarantees to outside parties that could require performance or payment under certain conditions. These guarantees have been grouped based on similar characteristics and are described in detail below.

      Residual value guarantees in operating leases -- US Holdings is the lessee under various operating leases, entered into prior to January 1, that obligate it to guarantee the residual values of the leased facilities. At September 30, 2003, the aggregate maximum amount of residual values guaranteed was approximately $272 million with an estimated residual recovery of approximately $204 million. The average life of the lease portfolio is approximately six years.

      Shared saving guarantees -- US Holdings has guaranteed that certain customers will realize specified annual savings resulting from energy management services it has provided. In aggregate, the average annual savings have exceeded the annual savings guaranteed. The maximum potential annual payout is approximately $8 million and the maximum total potential payout is approximately $56 million. During the three months ended September 30, 2003, no shared savings contracts were executed. The average remaining life of the portfolio is approximately nine years.

      Letters of credit -- US Holdings has entered into various agreements that require letters of credit for financial assurance purposes. Approximately $294 million of letters of credit were outstanding at September 30, 2003 to support existing floating rate pollution control revenue bond debt of approximately $271 million. The letters of credit are available to fund the payment of such debt obligations. These letters of credit have expiration dates in 2003 and 2004; however, US Holdings intends to provide from either existing or new facilities for the extension, renewal or substitution of these letters of credit to the extent required for such floating rate debt or their remarketing as fixed rate debt.

      US Holdings has outstanding letters of credit in the amount of $32 million to support portfolio management margin requirements in the normal course of business. As of September 30, 2003, approximately 81% of the obligations supported by these letters of credit mature within one year, and substantially all of the remainder mature in the second year.

      Surety bonds -- US Holdings has outstanding surety bonds of approximately $57 million to support performance under various contracts in the normal course of business. The term of the surety bond obligations is approximately two years.

      Other -- US Holdings has entered into contracts with public agencies to purchase cooling water for use in the generation of electric energy and has agreed, in effect, to guarantee the principal, $13 million at September 30, 2003, and interest on bonds issued by the agencies to finance the reservoirs from which the water is supplied. The bonds mature at various dates through 2011 and have interest rates ranging from 5.50% to 7%. US Holdings is required to make periodic payments equal to such principal and interest, including amounts assumed by a third party and reimbursed to US Holdings. In addition, US Holdings is obligated to pay certain variable costs of operating and maintaining the reservoirs. US Holdings has assigned to a municipality all its contract rights and obligations in connection with $19 million remaining principal amount of bonds at September 30, 2003, issued for similar purposes, which had previously been guaranteed by US Holdings. US Holdings is, however, contingently liable in the event of default by the municipality.

      Legal Proceedings -- On July 7, 2003, a lawsuit was filed by Texas Commercial Energy (TCE) in the United States District Court for the Southern District of Texas, Corpus Christi Division, against TXU Energy and certain of its subsidiaries, as well as various other wholesale market participants doing business in ERCOT, claiming generally that defendants engaged in market manipulation, in violation of antitrust and other laws, primarily during the period of extreme weather conditions in late February 2003. On August 6, 2003, the complaint was amended to omit one of the other defendants. On September 12, 2003, the TXU defendants filed a motion to dismiss the lawsuit, which is set for hearing on January 23, 2004. US Holdings believes that it has not committed any violation of the antitrust laws and the Commission's investigation of the market conditions in late February 2003 has not resulted in any findings adverse to TXU Energy. Accordingly, US Holdings believes that TCE's claims against TXU Energy and its subsidiary companies are without merit and intends to vigorously defend the lawsuit. US Holdings is unable to estimate any possible loss or predict the outcome of this action.

      On April 28, 2003, a lawsuit was filed by a former employee of TXU Portfolio Management in the United States District Court for the Northern District of Texas, Dallas Division, against TXU Corp., TXU Energy and TXU Portfolio Management. Plaintiff asserts claims under Section 806 of Sarbanes-Oxley arising from plaintiff's employment termination and claims for breach of contract relating to payment of certain bonuses. Plaintiff seeks back pay, payment of bonuses and alternatively, reinstatement or future compensation, including bonuses. TXU Corp. believes the plaintiff's claims are without merit. The plaintiff was terminated as the result of a reduction in force, not as a reaction to any concerns the plaintiff had expressed, and plaintiff was not in a position with TXU Portfolio Management such that he had knowledge or information that would qualify the plaintiff to evaluate TXU Corp.'s financial statements or assess the adequacy of TXU Corp.'s financial disclosures. Thus, TXU Corp. does not believe that there is any merit to the plaintiff's claims under Sarbanes-Oxley. Accordingly, TXU Corp., TXU Energy and TXU Portfolio Management intend to vigorously defend the litigation. While TXU Corp., TXU Energy and TXU Portfolio Management dispute the plaintiff's claims, TXU Corp. is unable to predict the outcome of this litigation or the possible loss in the event of an adverse judgment.

      On March 10, 2003, a lawsuit was filed by Kimberly P. Killebrew in the United States District Court for the Eastern District of Texas, Lufkin Division, against TXU Corp. and TXU Portfolio Management, asserting generally that defendants engaged in manipulation of the wholesale electric market, in violation of antitrust and other laws. This lawsuit was not served on TXU Corp. until mid-July 2003. This action is brought by an individual, alleged to be a retail consumer of electricity, on behalf of herself and as a proposed representative of a putative class of retail purchasers of electricity that are similarly situated. On September 15, 2003, defendants filed a motion to dismiss the lawsuit and a motion to transfer the case to the Northern District of Texas, Dallas Division. US Holdings believes that the plaintiff lacks standing to assert any antitrust claims against US Holdings or TXU Portfolio Management, and that defendants have not violated antitrust laws or other laws as claimed by the plaintiff. Therefore, US Holdings believes that plaintiff's claims are without merit and plans to vigorously defend the lawsuit. US Holdings is unable to estimate any possible loss or predict the outcome of this action.

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

      On January 3, 2002, the Supreme Court of Texas issued a mandate affirming the judgment of the Court of Appeals that held that the pricing provisions of the Commission's open access wholesale transmission rules, which had mandated the use of a particular rate setting methodology, were invalid because they exceeded the statutory authority of the Commission. On January 10, 2002, Reliant Energy Incorporated and the City Public Service Board of San Antonio each filed lawsuits in the Travis County, Texas, District Court against the Commission and each of the entities to whom they had made payments for transmission service under the invalidated pricing rules for the period January 1, 1997, through August 31, 1999, seeking declaratory orders that, as a result of the application of the invalid pricing rules, the defendants owe unspecified amounts. US Holdings and TXU SESCO Company are named defendants in both suits. Effective as of October 3, 2003, a global settlement among all parties to these lawsuits has been reached. The settlement was not material to US Holdings' financial position or results of operation, and requires that these suits be dismissed with prejudice.

      General -- US Holdings is involved in various other legal and administrative proceedings, the ultimate resolution of which should not have a material effect upon its financial position, results of operations or cash flows.


7.    SEGMENT INFORMATION

      US Holdings has two reportable business segments: TXU Energy and Oncor.

      TXU Energy (formerly Energy segment) - consists of operations, which are principally in the competitive Texas market, involving power production (electricity generation), wholesale energy sales, retail energy sales and related services, and portfolio management, including risk management and certain trading activities.

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

                                                                  Three Months Ended     Nine Months Ended
                                                                     September 30,         September 30,
                                                                  ------------------     -----------------
                                                                     2003      2002        2003      2002
                                                                   -------   -------     -------   -------
      Operating revenues:
          TXU Energy..........................................     $ 2,453   $ 2,420     $ 6,304   $ 6,238
          Oncor...............................................         613       557       1,605     1,551
          Eliminations........................................        (444)     (441)     (1,175)   (1,257)
                                                                   -------   -------     -------   -------
                Consolidated..................................     $ 2,622   $ 2,536     $ 6,734   $ 6,532
                                                                   =======   =======     =======   =======

      Regulated revenues included in operating revenues:
          TXU Energy..........................................     $    --   $    --     $    --   $    --
          Oncor...............................................         613       557       1,605     1,551
          Eliminations........................................        (440)     (438)     (1,166)   (1,251)
                                                                   -------   -------     -------   -------
                Consolidated..................................     $   173   $   119     $   439   $   300
                                                                   =======   =======     =======   =======

      Affiliated revenues included in operating revenues:
          TXU Energy..........................................     $     4   $     3     $     9   $     6
          Oncor...............................................         440       438       1,166     1,251
          Eliminations........................................        (444)     (441)     (1,175)   (1,257)
                                                                   -------   -------     -------   -------
                Consolidated..................................     $    --   $    --     $    --   $    --
                                                                   =======   =======     =======   =======

      Income before cumulative effect of changes in
        accounting principles:
          TXU Energy..........................................     $   249   $   227     $   438   $   597
          Oncor...............................................         126        96         239       232
          Other...............................................          (4)       (3)        (16)      (12)
                                                                   -------   -------     -------   -------
                Consolidated..................................     $   371   $   320     $   661   $   817
                                                                   =======   =======     =======   =======

8.    SUPPLEMENTARY FINANCIAL INFORMATION

      Regulated Versus Unregulated Operations --

                                                                  Three Months Ended     Nine Months Ended
                                                                     September 30,         September 30,
                                                                  ------------------    ------------------
                                                                     2003      2002        2003      2002
                                                                   -------   -------     -------   -------
      Operating revenues:
          Regulated...........................................     $   613   $   557     $ 1,605   $ 1,551
          Unregulated.........................................       2,453     2,420       6,304     6,238
          Intercompany sales eliminations - regulated.........        (440)     (438)     (1,166)   (1,251)
          Intercompany sales eliminations - unregulated.......          (4)       (3)         (9)       (6)
                                                                   -------   -------     -------   -------
               Total operating revenues.......................       2,622     2,536       6,734     6,532
      Costs and operating expenses:
          Cost of energy sold and delivery fees
            - unregulated*....................................       1,100     1,095       2,870     2,407
          Operating costs - regulated.........................         175       174         524       493
          Operating costs - unregulated.......................         170       182         548       534
          Depreciation and amortization - regulated...........          78        66         215       197
          Depreciation and amortization - unregulated.........         100       116         308       342
          Selling, general and administrative expenses
            - regulated.......................................          47        50         144       160
          Selling, general and administrative expenses
            - unregulated.....................................         169       200         466       623
          Franchise and revenue-based taxes - regulated.......          63        67         183       195
          Franchise and revenue-based taxes - unregulated.....          25        28          85        94
          Other income........................................         (21)      (19)        (47)      (36)
          Other deductions....................................          10         3          13         8
          Interest income.....................................          (2)        -         (11)       (1)
          Interest expense and related charges................         151       104         459       314
                                                                   -------   -------     -------   -------
               Total costs and expenses.......................       2,065     2,066       5,757     5,330
                                                                   -------   -------     -------   -------
      Income before income taxes and cumulative effect of
          changes in accounting principles....................     $   557   $   470     $   977   $ 1,202
                                                                   =======   =======     =======   =======

--------------------------
      * Includes cost of fuel consumed of $402 million and $419 million for the three months ended September 30, 2003 and 2002, and $1,238 million and $1,036 million for the nine months ended September 30, 2003 and 2002, respectively. The balance represents energy purchased for resale and delivery fees.

      The operations of the TXU Energy segment are included above as unregulated, as the Texas market is open to competition. However, retail pricing to residential and small business customers in its historical service territory continues to be subject to transitional regulatory provisions.

      Other Income and Deductions --

                                                                  Three Months Ended     Nine Months Ended
                                                                     September 30,         September 30,
                                                                  ------------------    ------------------
                                                                     2003      2002        2003      2002
                                                                   -------   -------     -------   -------
Other income:
      Net gain on sale of properties and businesses...........     $   19    $   18      $   40    $   30
      Lignite coal royalties..................................          -         -           -         2
      Equity portion of allowance for funds used during
       construction ..........................................          1         1           3         3
      Other...................................................          1         -           4         1
                                                                   ------    ------      ------    ------
          Total other income..................................     $   21    $   19      $   47    $   36
                                                                   ======    ======      ======    ======
Other deductions:
      Equity in losses of unconsolidated subsidiaries.........     $    -    $    1      $    -    $    2
      Loss on retirement of debt..............................          1         -           1         1
      Asset write-off in strategic retail services business...          5         -           5         -
      Premium on redemption of preferred stock................          3         -           3         -
      Expenses related to canceled construction projects......          2         2           4         5
      Other...................................................         (1)        -           -         -
                                                                   ------    ------      ------    ------
          Total other deductions..............................     $   10    $    3      $   13    $    8
                                                                   ======    ======      ======    ======

      Interest Expense and Related charges --

                                                                  Three Months Ended     Nine Months Ended
                                                                     September 30,         September 30,
                                                                     2003      2002        2003      2002
                                                                   -------   -------     -------   -------

Interest......................................................       $ 146    $ 104       $ 444    $ 312
Amortization of deferred debt costs...........................           8        3          23       11
Allowance for borrowed funds used during construction
    and capitalized interest..................................          (3)      (3)         (8)      (9)
                                                                     -----    -----       -----    -----
               Total interest expense and related charges.....       $ 151    $ 104       $ 459    $ 314
                                                                     =====    =====       =====    =====


      Regulatory Assets and Liabilities --
                                                                    September 30,   December 31
                                                                        2003          2002
                                                                        ----          ----
Regulatory Assets:
Generation-related regulatory assets subject to securitization.       $1,170        $1,652
Generation-related regulatory assets-securitized...............          494             -
Securities reacquisition costs.................................          123           124
Recoverable deferred income taxes -- net........................          81            76
Other regulatory assets........................................           97            46
                                                                      ------        ------
    Total regulatory assets....................................        1,965         1,898

Regulatory Liabilities:
Liability related to excess mitigation credit..................           39           170
Investment tax credit and protected excess deferred taxes......           91            98
                                                                      ------        ------
    Total regulatory liabilities...............................          130           268
                                                                      ------        ------

    Net regulatory assets......................................       $1,835       $ 1,630
                                                                      ======        ======

      Included above are assets of $1.8 billion at September 30, 2003 and December 31, 2002, that were not earning a return. Of the assets not earning a return, $1.7 billion is expected to be recovered over the term of the securitization bonds issued by Oncor in August 2003 and expected to be issued in the first quarter of 2004 pursuant to the Settlement and a financing order. All other regulatory assets have a remaining recovery period of 12 to 49 years.

      Included in other regulatory assets as of September 30, 2003 was $43 million related to nuclear decommissioning liabilities.

      Restricted Cash -- As of September 30, 2003, all of the restricted cash of $210 million from the net proceeds of Oncor's issuance of senior secured notes in December 2002 had been used to pay the interest and principal of Oncor's first mortgage bonds due March and April 2003. The remaining restricted cash reported in investments on the balance sheet as of September 30, 2003, included $69 million held as collateral for outstanding letters of credit and $6 million held by the trustee in connection with the transition bonds issued by Oncor in August 2003.

      Accounts Receivable -- At September 30, 2003 and December 31, 2002, accounts receivable of $1.0 billion and $1.4 billion are stated net of allowance for uncollectible accounts of $74 million and $72 million, respectively. During the nine months ended September 30, 2003, bad debt expense was $71 million, account write-offs were $65 million and other activity decreased the allowance for uncollectible accounts by $4 million.

      Accounts receivable included $449 million and $505 million of unbilled revenues at September 30, 2003 and December 31, 2002, respectively.

      Intangible Assets -- SFAS 142 became effective for US Holdings on January 1, 2002. SFAS 142 requires, among other things, the allocation of goodwill to reporting units based upon the current fair value of the reporting units, and the discontinuance of goodwill amortization. SFAS 142 also requires additional disclosures regarding intangible assets (other than goodwill) that are amortized or not amortized:


                                                As of September 30, 2003               As of December 31, 2002
                                             ------------------------------       ----------------------------
                                              Gross                                Gross
                                            Carrying  Accumulated                Carrying Accumulated
                                             Amount   Amortization     Net        Amount  Amortization      Net
                                            --------  ------------    ----       -------  ------------     ----
Intangible assets subject to amortization
  (included in property, plant and
  equipment):
    Capitalized software..............       $ 391        $171        $ 220         $368       $131        $237
    Land easements....................         176          66          110          180         61         119
    Mineral rights and other..........          31          21           10           31         20          11
                                             -----        ----        -----         ----       ----        ----
          Total.......................       $ 598        $258        $ 340         $579       $212        $367
                                             =====        ====        =====         ====       ====        ====

      Amortization expense for intangible assets was $46 million and $45 million for the nine months ended September 30, 2003 and 2002, respectively. At September 30, 2003, the remaining average useful lives of capitalized software, land easements and mineral rights noted above were 6 years, 69 years and 40 years, respectively.

      At September 30, 2003 and December 31, 2002, goodwill of $558 million was stated net of previously recorded accumulated amortization of $67 million.

      Commodity Contracts -- At September 30, 2003 and December 31, 2002, current and noncurrent commodity contract assets totaling $968 million and $1.8 billion, respectively, are stated net of applicable credit (collection) and performance reserves totaling $21 million and $43 million, respectively. Performance reserves are provided for direct, incremental costs to settle the contracts.

      Inventories by Major Category --

                                                                                       September 30,  December 31,
                                                                                           2003          2002
                                                                                           ----          ----

Materials and supplies......................................................               $ 223         $211
Fuel stock..................................................................                  75           70
Gas stored underground......................................................                  63           57
                                                                                           -----         ----
    Total inventories.......................................................               $ 361         $338
                                                                                           =====         ====

      Inventories reflect a $22 million reduction as a result of the rescission of EITF 98-10 as discussed in Note 2.

      Property, Plant and Equipment -- As of September 30, 2003 and December 31, 2002, property, plant and equipment of $16.6 billion and $16.2 billion is stated net of accumulated depreciation and amortization of $10.7 billion and $10.4 billion, respectively.

      As of September 30, 2003, substantially all of Oncor's electric utility property, plant and equipment (with a net book value of $6.2 billion) was pledged as collateral for Oncor's first mortgage bonds and senior secured notes.

      Derivatives and Hedges -- US Holdings experienced net hedge ineffectiveness of $10 million and $24 million, reported as a gain in revenues, for the three and nine months ended September 30, 2003, respectively. For the three and nine months ended September 30, 2002, net hedge ineffectiveness of $7 million and $40 million, respectively, was reported as a loss in revenues. Hedge ineffectiveness is primarily related to hedges of anticipated sales from baseload generation.

      As of September 30, 2003, it is expected that $71 million of after-tax net losses accumulated in other comprehensive income, primarily related to commodities hedges, will be reclassified into earnings during the next twelve months. This amount represents the projected value of the hedges over the next twelve months relative to what would be recorded if the hedge transactions had not been entered into. The amount expected to be reclassified is not a forecasted loss incremental to normal operations, but rather it demonstrates the extent to which volatility in earnings and cash flows (which would otherwise exist) is mitigated through the use of cash flow hedges.

      Affiliate Transactions -- The following represent significant affiliate transactions of US Holdings:

      Average daily short-term advances from affiliates during the three months ended September 30, 2003 and 2002 were $702 million and $575 million, respectively, and interest expense incurred on the advances was $4 million and $3 million, respectively. Average daily short-term advances from affiliates during the nine months ended September 30, 2003 and 2002 were $845 million and $1.1 billion, respectively, and interest expense incurred on the advances was $17 million and $23 million, respectively. The average interest rates for the three months ended September 30, 2003 and 2002 were 2.86% and 2.11%, respectively. The average interest rates for the nine months ended September 30, 2003 and 2002 were 2.76% and 2.43%, respectively.

      TXU Business Services Company, a subsidiary of TXU Corp., charges US Holdings for certain financial, accounting, information technology, environmental, procurement and personnel services and other administrative services at cost. For the three months ended September 30, 2003 and 2002, these costs totaled $79 million and $105 million, respectively, and for the nine months ended September 30, 2003 and 2002 totaled $254 million and $319 million, respectively. These costs are reported in SG&A expenses.

      US Holdings charges TXU Gas for customer and administrative services at cost. For the three months ended September 30, 2003 and 2002, these charges totaled $14 million and $16 million, respectively, and for the nine months ended September 30, 2003 and 2002 totaled $43 million and $45 million, respectively. These charges are largely reported as a reduction in SG&A expenses.

      Supplemental Cash Flow Information -- See Note 2 for the effects of adopting SFAS 143, which were noncash in nature. See Note 3 for discussion of the exchange of TXU Energy subordinated notes for preferred membership interests, which was a noncash transaction.

INDEPENDENT ACCOUNTANTS' REPORT



TXU US Holdings Company:

We have reviewed the accompanying condensed consolidated balance sheet of TXU US Holdings Company and subsidiaries (US Holdings) as of September 30, 2003, and the related condensed statements of consolidated income and of comprehensive income for the three-month and nine-month periods ended September 30, 2003 and 2002, and the condensed statements of consolidated cash flows for the nine-month periods ended September 30, 2003 and 2002. These financial statements are the responsibility of US Holdings' management.

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

As discussed in Note 1 to the Notes to Financial Statements, US Holdings changed its method of accounting for asset retirement obligations in 2003 in connection with the adoption of Statement of Financial Accounting Standards No. 143, "Asset Retirement Obligations," changed its method of accounting for certain contracts with the rescission of Emerging Issues Task Force Issue 98-10 "Accounting for Contracts Involved in Energy Trading and Risk Management Activities," and changed its method of classifying mandatorily redeemable preferred securities in connection with the adoption of Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity."




DELOITTE & TOUCHE LLP

Dallas, Texas
November 11, 2003

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BUSINESS

      Description of Business -- US Holdings is a holding company for TXU Energy and Oncor. US Holdings is a wholly-owned subsidiary of TXU Corp., a Texas corporation. US Holdings engages, through TXU Energy, in power production (electricity generation), wholesale energy sales, retail energy sales and related services, portfolio management, including risk management and certain trading activities, as well as, through Oncor, in the transmission and distribution of electricity. US Holdings' consolidated operations consist of its TXU Energy and Oncor business segments and the activities of the holding company, which consists primarily of servicing approximately $160 million in debt. See discussion of reportable business segments in Note 7.

      Dollar amounts in the following tables are stated in millions of US dollars, unless otherwise noted.

RESULTS OF OPERATIONS

Consolidated US Holdings
------------------------

Three Months Ended September 30, 2003 Compared to Three Months Ended September 30, 2002
--------------------------------------------------------------------

      Reference is made to comparisons of results by business segment following the discussion of consolidated results presented below. The business segment comparisons provide additional detail and quantification of items affecting financial results.

      US Holdings' operating revenues increased $86 million, or 3%, to $2.6 billion in 2003. The revenue growth reflected an increase in the Oncor segment of $56 million, or 10%, to $613 million and an increase in the TXU Energy segment of $33 million, or 1%, to $2.5 billion. The growth in revenues in the Oncor segment reflected higher tariffs, volume growth and higher disconnect/reconnect fees. Revenue performance in the TXU Energy segment reflected higher average pricing that was largely offset by the effect of lower retail sales volumes and lower results from portfolio management activities.

      Gross Margin

                                                                                 Three Months Ended
                                                                                    September 30,
                                                                 -----------------------------------------------
                                                                                 % of                       % of
                                                                   2003        Revenue          2002       Revenue
                                                                   ----        -------          ----       -------

Operating revenues.....................................          $ 2,622         100%        $ 2,536        100%
Costs and expenses:
     Cost of energy sold and delivery fees.............            1,100          42%          1,095         43%
     Operating costs...................................              345          13%            356         14%
     Depreciation and amortization related to operating
         assets........................................              165           6%            170          7%
                                                                 -------       -----         -------     ------
Gross margin...........................................          $ 1,012          39%        $   915         36%
                                                                 =======       =====         =======     ======

      Gross margin is considered a key operating metric as it measures the effect of changes in sales volumes and pricing versus the variable and fixed costs of energy sold, whether generated or purchased, as well as the costs to deliver energy.

      The depreciation and amortization expense included in gross margin excludes $13 million and $12 million of such expense for the three months ended September 30, 2003 and 2002, respectively, that is not directly related to generation and delivery property, plant and equipment.

      Gross margin increased $97 million, or 11%, to $1.0 billion in 2003. This increase reflected growth in the TXU Energy segment of $55 million, or 9%, to $649 million and an increase in the Oncor segment of $43 million, or 13% to $363 million. The increase in the TXU Energy segment reflected higher average pricing, partially offset by higher average costs of energy sold, the lower portfolio management results and the effect of sales volumes declines. Increased costs of energy sold reflected higher natural gas prices. Mark-to-market accounting for commodity contracts increased revenues and gross margin by $1 million in 2003 (as compared to accounting on a settlement basis), and increased results by $8 million in 2002. The increase in the Oncor segment reflected higher revenues, partially offset by higher depreciation and amortization.

      A decrease in depreciation and amortization (including amounts shown in the gross margin table above) of $4 million, or 2%, to $178 million reflected a decrease of $16 million primarily from adjusted depreciation rates related to TXU Energy's generation fleet, effective with second quarter reporting, partially offset by a $12 million increase, primarily reflecting Oncor's amortization of regulatory assets commencing with the issuance of securitization bonds in August 2003. The effect on Oncor's revenues of the higher distribution rates associated with the issuance of securitization bonds is offset by the amortization expense.

      SG&A expense decreased $34 million, or 14%, to $216 million in 2003. The decrease was driven by the TXU Energy segment and reflected nonrecurring costs incurred in 2002 related to the transition to competition and the effects of cost reduction initiatives.

      Franchise and revenue-based taxes decreased $7 million, or 7%, to $88 million due primarily to lower retail revenues on which gross receipts taxes are based.

      Other income increased $2 million to $21 million in 2003. Other income in both periods included $18 million of amortization of a gain on the sale of two generation plants in 2002.

      Other deductions increased $7 million to $10 million in 2003. The 2003 amount included charges related to the scaling-back of the strategic retail services business of $5 million and premiums paid on the redemption of preferred stock of $3 million.

      Interest income of $2 million in 2003 reflected higher cash balances on hand as credit facilities were drawn down in the fourth quarter of 2002 to enhance liquidity.

      Interest expense and related charges increased $47 million, or 45%, to $151 million in 2003. The increase was driven by higher average interest rates resulting in part from the refinancing of short-term borrowings with higher-rate long-term debt.

      The effective income tax rate was 33.4% in 2003 compared to 31.9% in 2002. The increase was primarily due to adjustments recorded in 2002 arising from the reconciliation of the final 2001 federal income tax return to the previously estimated tax provision.

      Net income increased $51 million, or 16%, to $371 million in 2003. This performance reflected an increase of $30 million, or 31%, to $126 million in the Oncor segment reflecting the increased revenues, partially offset by higher depreciation and amortization and increased interest expense. Net income in the TXU Energy segment rose $22 million, or 10%, to $249 million due to higher gross margin and decreased SG&A expenses, partially offset by higher interest expense. Net pension and postretirement benefit costs, reported in operating costs and SG&A expenses, reduced net income by $14 million in 2003 and $6 million in 2002.

Consolidated US Holdings
------------------------

Nine Months Ended September 30, 2003 Compared to Nine Months Ended September 30, 2002
------------------------------------------------------------------

      Reference is made to comparisons of results by business segment following the discussion of consolidated results presented below. The business segment comparisons provide additional detail and quantification of items affecting financial results.

      US Holdings' operating revenues increased $202 million, or 3%, to $6.7 billion in 2003. The revenue growth reflected an increase in the TXU Energy segment of $66 million, or 1%, to $6.3 billion and an increase in the Oncor segment of $54 million, or 3%, to $1.6 billion. Revenues in the TXU Energy segment reflected higher average pricing largely offset by the effect of lower sales volumes. The growth in revenues in the Oncor segment reflected higher tariffs and higher disconnect/reconnect fees. Consolidated revenue growth also reflected an $82 million reduction in the intercompany sales elimination, reflecting lower sales by Oncor to TXU Energy as sales to non-affiliated REPs increased.


      Gross Margin

                                                                                 Nine Months Ended
                                                                                   September 30,
                                                                   ----------------------------------------------
                                                                                % of                       % of
                                                                   2003       Revenue         2002       Revenue
                                                                   ----      --------         ----      --------
Operating revenues.....................................          $ 6,734         100%        $ 6,532        100%
Costs and expenses:
     Cost of energy sold and delivery fees.............            2,870          43%          2,407         37%
     Operating costs...................................            1,072          16%          1,027         16%
     Depreciation and amortization related to operating
         assets........................................              485           7%            499          7%
                                                                 -------       -----         -------     ------
Gross margin...........................................          $ 2,307          34%        $ 2,599         40%
                                                                 =======       =====         =======     ======

      The depreciation and amortization expense included in gross margin excludes $38 million and $40 million of such expense for the nine months ended September 30, 2003 and 2002, respectively, that is not directly related to generation and delivery property, plant and equipment.

      Gross margin decreased $292 million, or 11%, to $2.3 billion in 2003. This decrease reflected a decline in the TXU Energy segment of $298 million, or 17%, to $1.4 billion and an increase in the Oncor segment of $6 million, or 1%, to $875 million. The decline in the TXU Energy segment reflected higher average energy costs and lower retail sales volumes, partially offset by higher average sales prices. The gross margin increase in the Oncor segment was driven by the higher revenues.

      Depreciation and amortization (including amounts shown in the gross margin table above) decreased $16 million, or 3%, to $523 million reflecting a decrease of $25 million due to adjusted depreciation rates related to TXU Energy's generation fleet, as discussed above, partially offset by $8 million of amortization of regulatory assets commencing with the issuance of the securitization bonds in August 2003. The effect on revenues of the higher distribution rates associated with the issuance of the securitization bonds is offset by the amortization expense.

      SG&A expense decreased $173 million, or 22%, to $610 million in 2003. The decrease was driven by the TXU Energy segment and reflected cost reductions, primarily lower staffing and related administrative expenses, as well as lower levels of bad debt expense reflecting billing and collection delays experienced in 2002 in connection with the transition to competition and initiatives implemented in 2003 to reduce such expenses.

      Franchise and revenue-based taxes decreased $21 million, or 7%, to $268 million due primarily to lower retail revenues on which gross receipts taxes are based.

      Other income increased $11 million to $47 million in 2003. Other income in both periods included $30 million of amortization of a gain on the 2002 sale of two generation plants. The 2003 period also included a $9 million gain on the sale of certain retail commercial and industrial gas operations.

      Other deductions increased $5 million to $13 million in 2003. The 2003 amount included $5 million in charges related to the scaling-back of the strategic retail services business. Amounts in both periods included storage and other incidental expenses related to two canceled generation plant construction projects.

      Interest income increased $10 million to $11 million in 2003, primarily reflecting higher cash balances on hand as credit facilities were drawn down in the fourth quarter of 2002 and remained outstanding through April 2003 to enhance liquidity.

      Interest expense and related charges increased $145 million, or 46%, to $459 million in 2003. The increase reflected higher average interest rates and higher average debt levels. Higher average rates were due in part to replacement of short-term borrowings with higher rate long-term debt.

      The effective tax rate of 32.3% in 2003 was comparable to the 32.0% rate in 2002, reflecting the effect of the federal tax return related adjustment recorded in 2002, as discussed above, largely offset by the effect of comparable lignite depletion on lower pretax earnings in 2003.

      Income before cumulative effect of changes in accounting principles declined $156 million, or 19%, to $661 million in 2003. Net income in the TXU Energy segment declined $159 million, or 27%, to $438 million reflecting the lower gross margin and higher interest expense, partially offset by the lower SG&A and depreciation and amortization expenses. Net income in the Oncor segment rose $7 million, or 3%, to $239 million reflecting higher revenues, partially offset by higher interest and operating expenses. Net pension and postretirement benefit costs, reported in operating costs and SG&A expenses, reduced net income by $41 million in 2003 and $23 million in 2002.

      The cumulative effect of changes in accounting principles, representing an after-tax charge of $58 million, reflects the rescission of EITF 98-10 and the adoption of SFAS 143. See Note 2 to Financial Statements for further discussion.

COMMODITY CONTRACTS AND MARK-TO-MARKET ACTIVITIES

      The table below summarizes the changes in commodity contract assets and liabilities for the nine months ended September 30, 2003. The net increase, excluding "cumulative effect of change in accounting principle" and "other activity" as described below, of $34 million represents the net favorable effect of mark-to-market accounting on earnings for the nine months ended September 30, 2003. This effect represents the difference between earnings under mark-to-market accounting versus accounting for gains and losses upon settlement of the contracts.

         Balance of net commodity contract assets at December 31, 2002.........       $ 316

         Cumulative effect of change in accounting principle (1) ..............         (75)

         Settlements of positions included in the opening balance (2) .........         (99)

         Unrealized mark-to-market valuations of positions held at end
           of period (3).......................................................         133

         Other activity (4)....................................................          (6)
                                                                                      -----

         Balance of net commodity contract assets at September 30, 2003 .......       $ 269
                                                                                      =====


----------------------
(1) Represents a portion of the pre-tax cumulative effect of the rescission of EITF 98-10 (see Note 2 to Financial Statements).
(2) Represents unrealized mark-to-market valuations of these positions recognized in earnings as of the beginning of the period.
(3) There were no significant changes in fair value attributable to changes in valuation techniques.
(4) Includes the initial values of positions involving the receipt or payment of cash, such as option premiums, the amortization of such values and the sale of certain retail commercial and industrial gas operations. These activities have no effect on unrealized mark-to-market valuations.

      As a result of guidance provided in EITF 02-3, US Holdings has not recognized origination gains on commercial/industrial retail contracts in 2003. (See Note 2 to Financial Statements.)

      Maturity Table -- Of the net commodity contract asset balance above at September 30, 2003, the amount representing unrealized mark-to-market net gains that have been recognized in current and prior years' earnings is $291 million. The offsetting net liability of $22 million included in the September 30, 2003 balance consists of unamortized net option premiums received. The following table presents the unrealized mark-to-market balance at September 30, 2003, scheduled by contractual settlement dates of the underlying positions.

                                    Maturity dates of unrealized net mark-to-market balances at September  30, 2003
                                    -------------------------------------------------------------------------------
                                          Maturity                                      Maturity in
                                         less than       Maturity of     Maturity of    Excess of
Source of fair value                      1 year          1-3 years       4-5 years      5 years        Total
--------------------                     ----------      -----------     -----------    -----------     -----
Prices actively quoted...........         $  7           $ 10             $ -            $  -           $  17
Prices provided by other
    external sources.............          204             60               3              (1)            266
Prices based on models...........           (6)            10               4               -               8
                                          -----          ----             ---            ----           -----
Total............................         $205           $ 80             $ 7            $ (1)          $ 291
                                          ====           ====             ===            =====          =====
Percentage of total fair value...           70%            28%              2%               0%           100%

      As the above table indicates, approximately 98% of the unrealized mark-to-market valuations at September 30, 2003 mature within three years. This is reflective of the terms of the positions and the methodologies employed in valuing positions for periods where there is less market liquidity and visibility. The "prices actively quoted" category reflects only exchange traded contracts with active quotes available through 2006. The "prices provided by other external sources" category represents forward commodity positions at locations for which over-the-counter broker quotes are available. Over-the-counter quotes for power and natural gas generally extend through 2005 and 2010, respectively. The "prices based on models" category contains the value of all non-exchange traded options, valued using industry accepted option pricing models. In addition, this category contains other contractual arrangements which may have both forward and option components. In many instances, these contracts can be broken down into their component parts and modeled as simple forwards and options based on prices actively quoted. As the modeled value is ultimately the result of a combination of prices from two or more different instruments, it has been included in this category.

SEGMENTS

TXU Energy
----------
Financial Results

                                                                    Three Months Ended          Nine Months Ended
                                                                       September  30,            September  30,
                                                                     2003          2002          2003        2002
                                                                  ---------      --------       -----       -----

Operating revenues..........................................       $ 2,453        $ 2,420   $   6,304   $   6,238

Costs and expenses:

     Cost of energy sold and delivery fees..................         1,543          1,536       4,043       3,662

     Operating costs........................................           171            183         550         536

     Depreciation and amortization..........................           100            116         308         342

     Selling, general and administrative expenses...........           168            199         465         623

     Franchise and revenue-based taxes .....................            29             27          84          83

     Other income ..........................................           (20)           (18)        (44)        (33)

     Other deductions.......................................             8              3          13           8

     Interest income........................................             -              -          (3)         (8)

     Interest expense and related charges...................            83             46         246         154
                                                                   -------        -------     -------     -------

         Total costs and expenses...........................         2,082          2,092       5,662       5,367
                                                                   -------        -------     -------     -------
Income before income taxes and cumulative effect of
  changes in accounting principles..........................           371            328         642         871

Income tax expense..........................................           122            101         204         274
                                                                   -------        -------     -------     -------
Income before cumulative effect of changes in accounting
  principles................................................       $   249        $   227     $   438     $   597
                                                                   =======        =======     =======     =======

TXU Energy
----------

Segment Highlights

                                                                 Three Months Ended      Nine Months Ended
                                                                    September 30,          September 30,
                                                               ----------------------   --------------------
                                                                  2003         2002        2003       2002
                                                               ---------     --------   ---------    -------
Operating statistics:
Retail electric sales volumes (GWh) ........................    23,450        27,394      62,652      72,551
Wholesale electric sales volumes (GWh)......................    10,677         9,255      26,512      22,569
                                                                ------        ------      ------      ------
   Total electric sales volumes (GWh).......................    34,127        36,649      89,164      95,120
                                                                ======        ======      ======      ======
Retail electric customers (end of period & in
thousands-number of meters).................................                               2,617       2,763

Operating revenues (millions of dollars):
Retail electric:
      Residential...........................................   $ 1,139       $ 1,093     $ 2,631     $ 2,569
      Commercial and industrial ............................       847           839       2,427       2,720
                                                               -------       -------     -------     -------
            Total...........................................     1,986         1,932       5,058       5,289
Wholesale electric .........................................       406           302         924         657
Portfolio management activities.............................        16           152         169         201
Other revenues..............................................        45            34         153          91
                                                               -------       -------     -------     -------
           Total operating revenues.........................   $ 2,453       $ 2,420     $ 6,304     $ 6,238
                                                               =======       =======     =======     =======

Weather (average for service territory)
      Percent of normal:
          Cooling degree days...............................     99.0%         99.8%      101.0%      102.1%
          Heating degree days...............................        -%            -%      102.6%       98.8%


--------------------------
    Weather data is obtained from Meteorlogix, an independent company that collects weather data from reporting stations of the National Oceanic and Atmospheric Administration (a federal agency under the US Department of Commerce).

TXU Energy
----------

Three Months Ended September 30, 2003 Compared to Three Months Ended September 30, 2002
--------------------------------------------------------------------

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

      Operating revenues increased $33 million, or 1%, to $2.5 billion in 2003. Retail and wholesale electric revenues increased $158 million, or 7%, to $2.4 billion, reflecting a $312 million increase due to higher average prices, partially offset by a $154 million reduction due to lower sales volumes. The $312 million favorable price variance reflects increased price-to-beat rates, due to approved fuel factor increases, higher pricing in the commercial and industrial business and increased wholesale prices, all resulting from higher natural gas costs. The $154 million unfavorable volume variance reflects a 7% decline in total sales volumes on a 14% decline in retail electric sales volumes due to increased competitive activity, primarily in the commercial and industrial segment of the market, partially offset by a 15% increase in wholesale electric volumes, reflecting a partial shift in the commercial and industrial customer base from retail to wholesale services. Residential and small business customer counts at September 30, 2003 declined 3% from year-end 2002. Results from portfolio management activities declined $136 million. Such results include realized and unrealized gains and losses from risk management activities, and the decline reflects the effect of market price movements on commodity contracts entered into to hedge exposures.

      Gross Margin

                                                                                Three Months Ended
                                                                                    September 30,
                                                                 ----------------------------------------------
                                                                                  % of                    % of
                                                                   2003         Revenue      2002        Revenue
                                                                   ----         -------      ----        ------

Operating revenues.....................................          $ 2,453         100%        $ 2,420        100%
Costs and expenses:
     Cost of energy sold and delivery fees.............            1,543          63%          1,536         63%
     Operating costs...................................              171           7%            183          8%
     Depreciation and amortization related to generation
         assets........................................               90           4%            107          4%
                                                                 -------       -----         -------     ------
Gross margin...........................................          $   649          26%        $   594         25%
                                                                 =======       =====         =======     ======

      The depreciation and amortization expense reported in the gross margin amounts above excludes $10 million and $9 million of such expense for the three months ended September 30, 2003 and 2002, respectively, that is not directly related to generation property, plant and equipment.

      Gross margin increased $55 million, or 9%, to $649 million in 2003. The increase reflected higher average retail and wholesale sales prices, partially offset by higher average costs of energy sold, lower portfolio management results and the effect of volume declines. Increased costs of energy sold were driven by higher natural gas prices. As nuclear generation is the lowest marginal cost source of power production, average cost of energy sold was unfavorably impacted by approximately $20 million due to an outage at the nuclear generation facility to repair a reactor coolant water pump. Higher average costs of energy sold were largely offset by a net reduction of $19 million in the retail clawback accrual principally because competition in the small commercial segment of retail operations has resulted in TXU Energy not retaining more than 60% of its historical power consumption in this segment. Accordingly, TXU Energy does not expect to fund the related retail clawback credit under the Settlement Plan. Mark-to-market accounting for commodity contracts increased revenues and gross margin by $1 million in 2003 and by $8 million in 2002 (as compared to accounting on a settlement basis).

      Operating costs decreased $12 million, or 7%, to $171 million in 2003 due primarily to timing of repair and maintenance expenses. Depreciation and amortization related to generation assets decreased $17 million, or 16%, to $90 million in 2003. Of the decrease, $12 million represented the effect of adjusted depreciation rates related to the generation fleet, effective with second quarter reporting. The adjusted rates reflect an extension in the estimated depreciable life of the nuclear generation facility of approximately 11 years (to 2041) to better reflect its useful life, partially offset by higher depreciation rates for lignite and gas facilities to reflect investments in emissions equipment made in recent years.

      A decrease in depreciation and amortization (including amounts shown in the gross margin table above) of $16 million, or 14%, to $100 million in 2003 was driven primarily by the adjusted depreciation rates related to TXU Energy's generation fleet as discussed above.

      SG&A expenses declined $31 million, or 16%, to $168 million in 2003. This decrease reflected approximately $16 million of nonrecurring costs incurred in 2002 related to the transition to competition and $18 million in lower costs in the strategic retail services business with the scaling-back of its operations, partially offset by $8 million in higher bad debt expense.

      Franchise and revenue-based taxes increased $2 million, or 7%, to $29 million in 2003 reflecting an increase in state franchise taxes.

      Other income increased $2 million to $20 million in 2003. Other income in both periods included $18 million of amortization of a gain on the sale of two generation plants in 2002.

      Other deductions increased $5 million to $8 million in 2003. The 2003 amount included $5 million in charges related to the scaling-back of the strategic retail services business.

      Interest expense and related charges increased $37 million, or 80%, to $83 million in 2003. The increase reflects $29 million due to higher average rates, $3 million due to higher average debt levels and $5 million in amortization of the discount on the exchangeable subordinated notes issued by TXU Energy in November 2002. (The notes were subsequently exchanged by TXU Energy for exchangeable preferred membership interests.) Higher average rates were due in part to replacement of short-term borrowings with higher rate long-term debt.

      The effective income tax rate increased to 32.9% in 2003 from 30.8% in 2002. The increase was primarily due to adjustments recorded in 2002 arising from the reconciliation of the final 2001 federal income tax return to the previously recorded estimated tax provision.

      Income before cumulative effect of changes in accounting principles increased $22 million, or 10%, to $249 million in 2003. The increase was driven by the higher gross margin and the decreased SG&A expenses, partially offset by the increase in interest expense. Net pension and postretirement benefit costs reduced net income by $9 million in 2003 and $4 million in 2002.

TXU Energy
----------

Nine Months Ended September 30, 2003 Compared to Nine Months Ended September 30, 2002
------------------------------------------------------------------

      Operating revenues increased $66 million, or 1%, to $6.3 billion in 2003. Retail and wholesale electric revenues increased $36 million, or 1%, to $6 billion, reflecting a $408 million increase due to higher average prices partially offset by a $372 million reduction due to lower sales volumes. The $408 million favorable price variance reflects increased price-to-beat rates, due to approved fuel factor increases, higher pricing in the commercial and industrial business and increased wholesale prices, all resulting from higher natural gas costs. The $372 million unfavorable volume variance reflects a 6% decline in total sales volumes on a 14% decline in retail electric sales volumes due to the effects of increased competitive activity, primarily in the commercial and industrial segment of the market, partially offset by a 17% increase in wholesale electric volumes reflecting a partial shift in the commercial and industrial customer base from retail to wholesale services. Residential and small business customer counts at September 30, 2003 declined 3% from year-end 2002. Results from portfolio management activities declined $32 million. Such results include realized and unrealized gains and losses from risk management activities, and the decline reflects the effect of market price movements on commodity contracts entered into to hedge exposures. Other revenues increased $62 million, reflecting increased activity related to a previously existing contract in the small strategic retail services business, higher late fees on accounts receivable and increased pipeline transportation and other service revenues.

      Gross Margin

                                                                                 Nine Months Ended
                                                                                    September 30,
                                                                 -----------------------------------------------
                                                                                 % of                     % of
                                                                   2003        Revenue         2002      Revenue
                                                                   ----        -------         ----      -------

Operating revenues.....................................          $ 6,304         100%        $ 6,238        100%
Costs and expenses:
     Cost of energy sold and delivery fees.............            4,043          64%          3,662         59%
     Operating costs...................................              550           9%            536          8%
     Depreciation and amortization related to
       generation assets...............................              279           4%            310          5%
                                                                 -------       -----         -------     ------
Gross margin...........................................          $ 1,432          23%        $ 1,730         28%
                                                                 =======       =====         =======     ======

      The depreciation and amortization expense included in gross margin excludes $29 million and $32 million of such expense for the nine months ended September 30, 2003 and 2002, respectively, that is not directly related to generation property, plant and equipment.

      Gross margin decreased $298 million, or 17%, to $1.4 billion in 2003. The decrease reflected increased average costs of energy sold and lower retail sales volumes, partially offset by higher average retail and wholesale sales prices. Increased energy costs were driven by higher natural gas prices. As nuclear generation is the lowest marginal cost source of power production, average cost of energy sold was unfavorably impacted by approximately $45 million due to outages in May and July of 2003 due to a lightning strike on the transmission system and pump repairs, respectively. Higher average costs of energy sold were partially offset by a net reduction of $19 million in the retail clawback accrual as discussed above. Mark-to-market accounting for commodity contracts increased revenues and gross margin by $34 million in 2003 and decreased results by $4 million in 2002 (as compared to accounting on a settlement basis).

      Operating costs rose $14 million, or 3%, to $550 million reflecting increased activity related to a previously existing contract in the strategic retail services business. Depreciation and amortization related to generation assets decreased $31 million, or 10%, to $279 million. Of this decline, $25 million represented the effect of adjusted depreciation rates related to TXU Energy's generation fleet as discussed above.

      A decrease in depreciation and amortization (including amounts shown in the gross margin table above) of $34 million, or 10%, to $308 million in 2003 reflected adjusted depreciation rates related to TXU Energy's generation fleet as discussed above.

      SG&A expenses declined $158 million, or 25%, to $465 million in 2003. This decrease reflected cost reductions, primarily lower staffing and related administrative expenses, totaling approximately $70 million and reflecting the completion of the transition to competition in Texas and the industry-wide decline in portfolio management activities, as well as $20 million from the scaling-back of the strategic retail services operations. Lower SG&A expenses also reflected $53 million in lower bad debt expense, due to the effect of billing and collection delays experienced in 2002 in connection with the transition to competition and initiatives implemented in 2003 to reduce such expenses.

      Other income increased by $11 million to $44 million in 2003. Other income in both periods included $30 million of amortization of a gain on the sale of two generation plants in 2002. The 2003 period also included a $9 million gain on the sale of certain retail commercial and industrial gas operations.

      Other deductions increased by $5 million, or 63%, to $13 million in 2003. The 2003 amount included $5 million in charges related to the scaling-back of the strategic retail services business. Other deductions in both years included storage and other incidental expenses related to two canceled generation plant construction projects.

      Interest income declined by $5 million, or 63%, to $3 million in 2003 primarily due to lower average advances to affiliates.

      Interest expense and related charges increased $92 million, or 60%, to $246 million in 2003. The increase reflects $63 million due to higher average interest rates and fees, $14 million due to higher average debt levels and $15 million in amortization of the discount on the exchangeable subordinated notes issued in 2002. (The notes were subsequently exchanged by TXU Energy for exchangeable preferred membership interests.) Higher average rates were due in part to replacement of short-term borrowings with higher rate long-term debt.

      The effective income tax rate of 31.8% in 2003 was comparable to the 31.5% rate in 2002, reflecting the effect of the federal tax return related adjustment recorded in 2002, as discussed above, largely offset by the effect of comparable lignite depletion on lower pretax earnings in 2003.

      Income before cumulative effect of changes in accounting principles decreased $159 million, or 27%, to $438 million in 2003. The decline was driven by the decrease in gross margin and the increase in interest expense, partially offset by decreased SG&A and depreciation and amortization expenses. Net pension and postretirement benefit costs reduced net income by $27 million in 2003 and by $15 million in 2002.



Oncor
-----
Financial Results

                                                                    Three Months Ended        Nine Months Ended
                                                                       September 30,            September 30,
                                                                  ----------------------     --------------------
                                                                   2003          2002         2003          2002
                                                                  -----         -----        -----         -----
Operating revenues.......................................         $613          $557          $1,605       $1,551

Costs and expenses:

     Operating costs.....................................          175           174             524          493

     Depreciation and amortization.......................           78            66             215          197

     Selling, general and administrative expenses........           47            50             144          160

     Franchise and revenue-based taxes...................           63            67             183          195

     Other income........................................           (2)           (1)             (6)          (3)

     Interest income.....................................          (14)          (11)            (43)         (34)

     Interest expense and related charges................           75            66             230          193
                                                                  ----          ----          ------       ------

         Total cost and expenses ........................          422           411           1,247        1,201
                                                                  ----          ----          ------       ------

Income before income taxes...............................          191           146             358          350

Income tax expense.......................................           65            50             119          118
                                                                  ----          ----          ------       ------

Net Income...............................................         $126          $ 96          $  239       $  232
                                                                  ====          ====          ======       ======

Segment Highlights

                                                                Three Months Ended         Nine Months Ended
                                                                   September 30,             September 30,
                                                                ------------------        ------------------
                                                                2003         2002         2003          2002
                                                                ----         ----         ----          ----
Operating statistics:

Electric energy delivered (GWh) (a)............................. 31,881   30,040         80,167       79,858

Electric points of delivery (end of period and in thousands)....                          2,920        2,902

Operating revenues (millions of dollars):
    TXU Energy.................................................. $  441    $ 438         $1,167       $1,252
    Non-affiliated..............................................    172      119            438          299
                                                                 ------    -----          -----       ------
            Total electric energy delivery...................... $  613    $ 557         $1,605       $1,551
                                                                 ======    =====         ======       ======

---------------------
(a) 2002 data revised.

Oncor
-----

Three Months Ended September 30, 2003 Compared to Three Months Ended September 30, 2002
--------------------------------------------------------------------

      Oncor's operating revenues increased $56 million, or 10%, to $613 million in 2003. Higher tariffs provided $22 million of this increase, reflecting transmission rate increases approved in 2003 ($14 million) and a distribution rate increase associated with the issuance of transition (securitization) bonds in August 2003 ($8 million). (See discussion under "Regulation and Rates.") The higher revenues also reflected lower unbilled revenues in 2002 of approximately $15 million resulting from billing delays associated with the transition to competition, as previously disclosed. Higher volumes, principally associated with large commercial and industrial customers, resulted in a $10 million increase in revenues. Increased disconnect/reconnect fees due primarily to new POLR rules in 2003 generated an $8 million increase in revenues.


Gross Margin


                                                                               Three Months Ended
                                                                                    September 30,
                                                                   ---------------------------------------------
                                                                                 % of                    % of
                                                                   2003        Revenue          2002    Revenue
                                                                   ----       --------          ----    -------
Operating revenues.....................................          $   613         100%        $   557        100%
Costs and expenses:
     Operating costs...................................              175          29%            174         31%
     Depreciation and amortization related to transmission
        and distribution assets.......................                75          12%             63         11%
                                                                 -------       -----         -------     ------
Gross margin...........................................          $   363          59%        $   320         58%
                                                                 =======       =====         =======     ======

      The depreciation and amortization expense included in gross margin excludes $3 million of such expense for the three months ended September 30, 2003 and 2002 that is not directly related to delivery property, plant and equipment.

      Gross margin increased $43 million, or 13%, to $363 million in 2003, driven by higher revenues of $56 million, partially offset by higher depreciation of $12 million. The increase in depreciation of $12 million, or 19%, to $75 million reflects $3 million in higher depreciation due to investments in delivery facilities to support growth and normal replacements of equipment and $8 million in amortization of regulatory assets commencing with the issuance of securitization bonds in August 2003. The effect on revenues of the higher distribution rates associated with the issuance of the securitization bonds is offset by the related amortization expense. Operating costs were about even with the prior year reflecting an increase in third-party transmission costs of $8 million, largely offset by lower vegetation management and overhead distribution lines maintenance costs of $5 million.

      SG&A expenses decreased $3 million, or 6%, to $47 million due primarily to a $6 million decrease in outside services and consulting expenses arising from cost saving initiatives implemented in late 2002 and the completion of competitive market transition activities and a $3 million decrease in bad debt expense, partially offset by a $5 million increase in employee benefit costs.

      Franchise and revenue-based taxes declined $4 million, or 6%, to $63 million in 2003 due primarily to lower revenues on which gross receipts taxes are based.

      Interest income increased $3 million in 2003 reflecting a $6 million increase in reimbursements from TXU Energy for higher carrying costs on regulatory assets (see discussion of higher average interest rates below), partially offset by $4 million in lower interest from TXU Energy on the excess mitigation credit note receivable due to principal payments (see discussion under "Regulation and Rates").

      Interest expense and related charges increased by $9 million, or 14%, to $75 million in 2003. The increase reflects $12 million due to higher average interest rates on borrowings, partially offset by $4 million due to lower interest credited to customers related to the excess mitigation credits. The increase in average interest rates reflected the refinancing of affiliate borrowings with higher rate long-term debt issuances.

      The effective income tax rate decreased slightly to 34.0% in 2003 from 34.2% in 2002.

     Net income increased $30 million, or 31%, to $126 million in 2003, primarily due to the higher gross margin. Net pension and postretirement benefit costs reduced net income by $5 million in 2003 and $2 million in 2002.

Oncor
-----

Nine Months Ended September 30, 2003 Compared to Nine Months Ended September 30, 2002
------------------------------------------------------------------

      Oncor's operating revenues increased $54 million, or 3%, to $1.6 billion in 2003. Higher tariffs provided $32 million of this increase, reflecting transmission rate increases approved in 2003 ($24 million) and a distribution rate increase associated with the issuance of transition (securitization) bonds in August 2003 ($8 million). (See discussion under "Regulation and Rates.") The revenue growth also reflected $21 million in increased disconnect/reconnect fees due primarily to the new POLR rules in 2003.

      Gross Margin

                                                                               Nine Months Ended
                                                                                 September 30,
                                                                  -----------------------------------------------
                                                                                % of                       % of
                                                                   2003       Revenue          2002       Revenue
                                                                   ----      ---------         ----       -------

Operating revenues.....................................          $ 1,605         100%        $ 1,551        100%
Costs and expenses:
     Operating costs...................................              524          33%            493         32%
     Depreciation and amortization related to transmission
        and distribution assets.......................               206          13%            189         12%
                                                                 -------       -----         -------     ------
Gross margin...........................................          $   875          54%        $   869         56%
                                                                 =======       =====         =======     ======

      The depreciation and amortization expense included in gross margin excludes $9 million and $8 million of such expense for the nine months ended September 30, 2003 and 2002, respectively, that is not directly related to delivery property, plant and equipment.

      Gross margin increased $6 million, or 1%, to $875 million in 2003, driven by higher revenue of $54 million, partially offset by higher operating costs of $31 million and depreciation and amortization of $17 million. The increase in operating costs of $31 million, or 6%, to $524 million reflects $24 million in higher transmission costs paid to other utilities and $7 million in higher pension and other postretirement benefit costs. The increase in depreciation and amortization of $17 million, or 9%, to $206 million reflects $9 million in higher depreciation due to investments in delivery facilities to support growth and normal replacements of equipment and $8 million in amortization of regulatory assets commencing with the issuance of transition (securitization) bonds in August 2003. The effect on revenues of the higher distribution rates associated with the issuance of the securitization bonds is offset by the amortization expense.

      SG&A expenses decreased $16 million, or 10%, to $144 million due primarily to $19 million lower outside services and consulting expenses arising from cost saving initiatives implemented in late 2002, partially offset by $2 million higher pension and other postretirement benefit costs.

      Franchise and revenue-based taxes declined $12 million, or 6%, to $183 million in 2003 due primarily to lower revenues on which gross receipts taxes are based.

      Interest income increased $9 million in 2003 reflecting a $19 million increase in the reimbursement from the TXU Energy segment for higher carrying costs on regulatory assets (see discussion of higher average interest rates below), partially offset by $12 million less interest on the excess mitigation credit note receivable due to principal payments (see discussion under "Regulation and Rates").

      Interest expense and related charges increased by $37 million, or 19%, to $230 million in 2003. Of the change, $36 million was due to higher average interest rates on borrowings and $12 million was due to higher average borrowings, partially offset by $12 million less interest credited to REPs related to the excess mitigation credit. The change in average interest rates reflected the refinancing of affiliate borrowings with higher rate long-term debt issuances.

      The effective income tax rate decreased a half of a point to 33.2% in 2003 from 33.7% in 2002, due to a lower state income tax provision.

      Net income increased $7 million, or 3%, to $239 million in 2003, reflecting higher gross margin and lower SG&A and gross receipts tax expenses, partially offset by higher net interest expense. Net pension and postretirement benefit costs reduced net income by $14 million in 2003 and $8 million in 2002.

COMPREHENSIVE INCOME

      The after-tax effects of cash flow hedges reported in other comprehensive income were as follows:

                                                               Three Months Ended       Nine Months Ended
                                                                   September 30,          September 30,
                                                              ----------------------   -------------------
                                                               2003          2002        2003        2002
                                                              --------      --------   -------     -------
Net change in fair value of hedges - gains/(losses):
    Commodities........................................      $    (20)     $     (5)   $   (118)   $    (63)
    Financing - interest rate swaps....................             -           (55)          -        (108)
                                                             --------      --------    --------    --------
                                                                  (20)          (60)       (118)       (171)
Losses realized in earnings:
    Commodities........................................            43            12         112           9
    Financing - interest rate swaps....................             2             1           5           1
                                                             --------      --------    --------    --------
                                                                   45            13         117          10
                                                             --------      --------    --------    --------
               Net effect..............................      $     25      $    (47)   $     (1)   $   (161)
                                                             ========      ========    ========    ========

     Gains and losses on cash flow hedges are realized in earnings as the underlying hedged transactions are settled.

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

      Cash Flows -- Cash flows provided by operating activities for the first nine months of 2003 were $1.3 billion compared to $968 million for 2002. The increase in cash flows provided by operating activities in 2003 of $351 million, or 36%, reflected favorable working capital changes (accounts receivable, accounts payable and inventories) of $801 million, including $79 million in increased funding under the account receivable sales program, partially offset by lower cash earnings of $285 million (net income adjusted for the significant noncash items identified in the statement of cash flows) and payments of $102 million related to counterparty default events and the termination and liquidation of those outstanding positions. The net working capital improvement reflected the effect of billing and collection delays in 2002 associated with the transition to competition.

      Cash flows used in financing activities in 2003 were $1.7 billion compared to $677 million in 2002. Net cash used in issuances and retirements of borrowings totaled $897 million in 2003 compared to net cash provided of $7 million in 2002. US Holdings repurchased $91 million of preferred stock in 2003. Dividends paid to TXU Corp.and common stock repurchased from TXU Corp. totaled $713 million in 2003 and $677 million in 2002.

      Cash flows used in investing activities were $518 million in 2003 compared to $301 million in 2002. Capital expenditures declined to $480 million in 2003 from $591 million in 2002, driven by lower developmental spending by TXU Energy. Purchases of nuclear fuel were $45 million in 2003 compared to $51 million in 2002. Proceeds from the sale of certain retail commercial and industrial gas operations provided $19 million in 2003, compared to $443 million from sales in 2002 including two generation plants in Texas.

      Depreciation and amortization expense reported in the statement of cash flows exceeds the amount reported in the statement of income by $54 million. This difference represents amortization of nuclear fuel, which is reported as cost of energy sold in the statement of income consistent with industry practice, and amortization of regulatory assets, which is reported as operating costs in the statement of income.

Financing Activities

      Capitalization -- The capitalization ratios of US Holdings at September 30, 2003, consisted of 50.5% long-term debt, less amounts due currently ($7.4 billion), -% preferred stock subject to mandatory redemption ($7 million), 3.4% exchangeable preferred membership interests of TXU Energy ($494 million), 0.3% preferred stock not subject to mandatory redemption ($38 million) and 45.8% common stock equity ($6.7 billion).

     US Holdings' cash distributions may take the legal form of common stock share repurchases or the payment of dividends on outstanding shares of its common stock. The form of the distributions is primarily determined by current and forecasted levels of retained earnings as well as state tax implications. The common stock share repurchases made subsequent to January 1, 2002 are cash distributions to TXU Corp. that for financial reporting purposes have been recorded as a return of capital. Any future cash distributions to TXU Corp. will be reported (i) as a return of capital if made through repurchases or (ii) as a dividend if so declared by the board of directors. Any future common stock share repurchases will reduce the amount of US Holdings' equity, but will not change TXU Corp.'s 100% ownership of US Holdings.

      Registered Financing Arrangements -- US Holdings and its subsidiaries may issue and sell additional debt and equity securities as needed, including issuances by US Holdings of up to $25 million of cumulative preferred stock and up to an aggregate of $924 million of additional cumulative preferred stock, debt securities and/or preferred securities of subsidiary trusts, all of which are currently registered with the SEC for offering pursuant to Rule 415 under the Securities Act of 1933.

      Short-term Borrowings -- At September 30, 2003, US Holdings had outstanding short-term borrowings consisting of advances from affiliates of $291 million. At December 31, 2002, outstanding short-term bank borrowings were $1.8 billion and advances from affiliates were $787 million. Weighted average interest rates on short-term borrowings were 2.87% and 2.44% at September 30, 2003 and December 31, 2002, respectively.

      Credit Facilities -- At September 30, 2003, credit facilities available to TXU Corp. and its US subsidiaries were as follows:



                                                                                          At September 30, 2003
                                                                            --------------------------------------------------

                                                         Authorized          Facility    Letters of     Cash
Facility                               Expiration Date   Borrowers             Limit       Credit    Borrowings   Availability
--------                               ---------------   ---------             -----       ------    ----------   ------------
Five-Year Revolving Credit Facility    February 2005     US Holdings          $ 1,400      $  266      $   --       $1,134
Revolving Credit Facility              February 2005     TXU Energy, Oncor        450           4          --          446
Three-Year Revolving Credit Facility   May 2005          US Holdings (a)          400          --          --          400
Five-Year Revolving Credit Facility    August 2008       TXU Corp.                500          --          --          500
                                                                              -------      ------      ------       ------
      Total                                                                   $ 2,750      $  270      $   --       $2,480
                                                                              =======      ======      ======       ======

-----------------------
(a) previously TXU Corp.

      In August 2003, TXU Corp. entered into the $500 million 5-year revolving credit facility that provides for up to $500 million in letters of credit or up to $250 million of loans ($500 million in the aggregate).

      In April 2003, the $450 million revolving credit facility was established for TXU Energy and Oncor. This facility will be used for working capital and other general corporate purposes, including letters of credit, and replaced a $1 billion 364-day revolving credit facility that expired in April 2003. Up to $450 million of letters of credit may be issued under the facility.

      Since December 31, 2002, TXU Corp. elected to cancel $250 million in other US credit facility capacity in response to changing liquidity needs.

      The US Holdings, TXU Energy and Oncor facilities provide back-up for any future issuance of commercial paper by TXU Energy and Oncor. At September 30, 2003, there was no such outstanding commercial paper.

      The $1.4 billion facility provides for up to $1.0 billion in letters of credit.

      In addition to providing back-up of commercial paper issuances by TXU Energy and Oncor, the credit facilities above are for general corporate and working capital purposes, including providing collateral support for TXU Energy portfolio management activities.

      Long-term Debt -- During the nine months ended September 30, 2003, Oncor and TXU Energy issued, redeemed, reacquired or made scheduled principal payments on long-term debt as follows:

                                                    Issuances   Retirements
                                                    ---------   -----------

Oncor:
      First mortgage bonds.......................     $   --      $  662
      Medium term notes..........................         --          15
      Transition bonds...........................        500          --

TXU Energy:
    Fixed rate senior notes......................      1,250          72
    Pollution control revenue bonds..............        148         148
    Other long-term debt.........................          2          --

US Holdings:
    Other long-term debt.........................         --           2
                                                      ------      ------
                                                      $1,900      $  899
                                                      ======      ======

      See Notes 3, 4 and 5 to Financial Statements for further detail of debt issuance and retirements, financing arrangements, and capitalization.

      Sale of Receivables -- TXU Corp. has established an accounts receivable securitization program. The activity under this program is accounted for as a sale of accounts receivable in accordance with SFAS 140. Under the program, US subsidiaries of TXU Corp., including TXU Energy, Oncor and TXU Gas (originators), sell trade accounts receivable to TXU Receivables Company, a consolidated wholly-owned bankruptcy remote direct subsidiary of TXU Corp., which sells undivided interests in the purchased accounts receivable for cash to special purpose entities established by financial institutions. In September 2003, the maximum amount of undivided interests that could be sold by TXU Receivables Company was increased by $100 million to $700 million. In November 2003, this amount decreased to $600 million.

      All new trade receivables under the program generated by the originators are continuously purchased by TXU Receivables Company with the proceeds from collections of receivables previously purchased. Changes in the amount of funding under the program, through changes in the amount of undivided interests sold by TXU Receivables Company, are generally due to seasonal variations in the level of accounts receivable and changes in collection trends. TXU Receivables Company has issued subordinated notes payable to the originators for the difference between the face amount of the uncollected accounts receivable purchased, less a discount, and cash paid that was funded by the sale of the undivided interests.

      The discount from face amount on the purchase of receivables funds a servicing fee paid by TXU Receivables Company to TXU Business Services Company, a direct subsidiary of TXU Corp., as well as program fees paid by TXU Receivables Company to the financial institutions. The servicing fee compensates TXU Business Services Company for its services as collection agent, including maintaining the detailed accounts receivable collection records. TXU Business Services Company charges the affiliated businesses for its servicing costs, net of the servicing fee income. The program fees paid to financial institutions, which consist primarily of interest costs on the underlying financing, were $8 million and $10 million for the nine-month periods ending September 30, 2003 and 2002, respectively, and approximated 2.4% of the average funding under the program on an annualized basis in each period; these fee amounts represent the net incremental costs of the program to US Holdings and are reported in SG&A expenses.

      The September 30, 2003 balance sheet reflects funding under the program of $667 million, through sale of undivided interests in receivables by TXU Receivables Company, related to $1.4 billion face amount of US Holdings trade accounts receivable. Funding under the program increased $220 million for the nine month period ended September 30, 2003, primarily due to the program capacity increase of $100 million and the effect of improved collection trends. Funding under the program for the nine month period ended September 30, 2002 increased $141 million. Funding increases or decreases under the program are reflected as cash provided by or used in operating activities in the statement of cash flows.

      Upon termination of the program, cash flows to US Holdings would be delayed as collections of sold receivables would be used by TXU Receivables Company to repurchase the undivided interests sold instead of purchasing new receivables. The level of cash flows would normalize in approximately 16 to 31 days. The trade accounts receivable balances on US Holdings' balance sheets represent the face amount of its receivables less the funding under the program and allowances for uncollectible accounts.

      In June 2003, the program was amended to provide temporarily higher delinquency and default compliance ratios and temporary relief from the loss reserve formula, which allowed for increased funding under the program. The June amendment reflected the billing and collection delays previously experienced as a result of new systems and processes in TXU Energy and ERCOT for clearing customers' switching and billing data upon the transition to competition. In August 2003, the program was amended to extend the term to July 2004, as well as to extend the period providing temporarily higher delinquency and default compliance ratios through December 31, 2003.

      Contingencies Related to Sale of Receivables Program -- Although TXU Receivables Company expects to be able to pay its subordinated notes from the collections of purchased receivables, these notes are subordinated to the undivided interests of the financial institutions in those receivables, and collections might not be sufficient to pay the subordinated notes. The program may be terminated if either of the following events occurs:

      1) all of the originators cease to maintain their required fixed charge coverage ratio and debt to capital (leverage) ratio;
      2) the delinquency ratio (delinquent for 31 days) for the sold receivables, the default ratio (delinquent for 91 days or deemed uncollectible), the dilution ratio (reductions for discounts, disputes and other allowances) or the days collection outstanding ratio exceed stated thresholds and the financial institutions do not waive such event of termination. The thresholds apply to the entire portfolio of sold receivables, not separately to the receivables of each originator.

      The delinquency and dilution ratios exceeded the relevant thresholds during the first four months of 2003, but waivers were granted. These ratios were affected by issues related to the transition to deregulation. Certain billing and collection delays arose due to implementation of new systems and processes within TXU Energy and ERCOT for clearing customers' switching and billing data. The billing delays have been resolved but, while improving, the lagging collection issues continue to impact the ratios. The implementation of new POLR rules by the Commission and strengthened credit and collection policies and practices have brought the ratios into consistent compliance with the program.

      Under terms of the receivables sale program, all the originators are required to maintain specified fixed charge coverage and leverage ratios (or supply a parent guarantor that meets the ratio requirements). The failure by an originator or its parent guarantor, if any, to maintain the specified financial ratios would prevent that originator from selling its accounts receivable under the program. If all the originators and the parent guarantor, if any, fail to maintain the specified financial ratios so that there are no eligible originators, the facility would terminate. Prior to the August 2003 amendment extending the program, originator eligibility was predicated on the maintenance of an investment grade credit rating.

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

      Financial Covenants, Credit Rating Provisions and Cross Default
Provisions -- The terms of certain financing arrangements of US Holdings contain financial covenants that require maintenance of specified fixed charge coverage ratios, shareholders' equity to total capitalization ratios and leverage ratios and/or contain minimum net worth covenants. TXU Energy's preferred membership interests (formerly subordinated notes) also limit its incurrence of additional indebtedness unless a leverage ratio and interest coverage test are met on a pro forma basis. As of September 30, 2003, US Holdings and its subsidiaries were in compliance with all such applicable covenants.

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

      Credit Rating Provisions
      ------------------------

      TXU Energy has provided a guarantee of the obligations under TXU Corp.'s lease (approximately $130 million at September 30, 2003) for its headquarters building. In the event of a downgrade of TXU Energy's credit rating to below investment grade, a letter of credit would need to be provided within 30 days of any such ratings decline.

      TXU Energy has entered into certain commodity contracts and lease arrangements that in some instances give the other party the right, but not the obligation, to request TXU Energy to post collateral in the event that its credit rating falls below investment grade.

      Based on its current commodity contract positions, if TXU Energy were downgraded below investment grade by any specified rating agency, counterparties would have the option to request TXU Energy to post additional collateral of approximately $112 million.

      In addition, TXU Energy has a number of other contractual arrangements where the counterparties would have the right to request TXU Energy to post collateral if its credit rating was downgraded below investment grade by all three rating agencies. The amount TXU Energy would post under these transactions depends in part on the value of the contracts at that time. As of September 30, 2003, based on current market conditions, the maximum TXU Energy would post for these transactions is $230 million.

      TXU Energy is also the obligor on leases aggregating $163 million. Under the terms of those leases, if TXU Energy's credit rating was downgraded to below investment grade by any specified rating agency, TXU Energy could be required to sell the assets, assign the leases to a new obligor that is investment grade, post a letter of credit or defease the leases.

      ERCOT also has rules in place to assure adequate credit worthiness for parties that schedule power on the ERCOT System. Under those rules, if TXU Energy's credit rating was downgraded to below investment grade by any specified rating agency, TXU Energy could be required to post collateral of approximately $24 million.

      Cross Default Provisions
      ------------------------

      Certain financing arrangements of US Holdings contain provisions that would result in an event of default if there were a failure under other financing arrangements to meet payment terms or to observe other covenants that would result in an acceleration of payments due. Such provisions are referred to as "cross default" provisions.

      A default by US Holdings or any subsidiary thereof on financing arrangements of $50 million or more would result in a cross default under the $1.4 billion US Holdings five-year revolving credit facility, the $400 million US Holdings credit facility, the $68 million US Holdings letter of credit reimbursement (which is no longer outstanding as of October 1, 2003) and credit facility agreement and $30 million of TXU Mining senior notes (which have a $1 million threshold).

      A default by TXU Energy or Oncor or any subsidiary thereof in respect of indebtedness in a principal amount in excess of $50 million would result in a cross default for such party under the TXU Energy/Oncor $450 million revolving credit facility. Under this credit facility, a default by TXU Energy or any subsidiary thereof would cause the maturity of outstanding balances under such facility to be accelerated as to TXU Energy, but not as to Oncor. Also, under this credit facility, a default by Oncor or any subsidiary thereof would cause the maturity of outstanding balances to be accelerated under such facility as to Oncor, but not as to TXU Energy.

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

      TXU Energy has entered into certain mining and equipment leasing arrangements aggregating $122 million that would terminate upon the default of any other obligations of TXU Energy owed to the lessor. In the event of a default by TXU Mining, a subsidiary of TXU Energy, on indebtedness in excess of $1 million, a cross default would result under the $31 million TXU Mining leveraged lease and the lease would terminate.

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

COMMITMENTS AND CONTINGENCIES

      Consistent with industry practices, TXU Energy has decided to replace the four steam generators in one of the two generation units of the Comanche Peak nuclear plant in order to maintain the operating efficiency of the unit. An agreement for the manufacture and delivery of the equipment was completed in October 2003, and delivery is scheduled for late 2006. Estimated project capital requirements, including purchase and installation, are $175 million to $225 million. Cash outflows are expected to occur in 2004 through 2007, with the significant majority after 2004.

      See Note 6 to Financial Statements for a discussion of contingencies.

REGULATION AND RATES

      In October 2003, TXU Corp. received an informal request for information from the US Commodity Futures Trading Commission (CFTC) seeking voluntary production of information concerning disclosure of price and volume information furnished by TXU Portfolio Management Company LP to energy industry publications. The request seeks information for the period from January 1, 1999 to the present. TXU Corp. intends to cooperate with the CFTC, and the Company is preparing to respond to such information request. While TXU Corp. is just beginning to compile the data requested, TXU Corp. believes that TXU Portfolio Management Company LP has properly reported such information to industry publications.

      1999 Restructuring Legislation and Settlement Plan -- On December 31, 2001, US Holdings filed the Settlement Plan with the Commission. It resolved all major pending issues related to US Holdings' transition to electricity competition pursuant to the 1999 Restructuring Legislation. The Settlement provided for in the Settlement Plan does not remove regulatory oversight of Oncor's business nor does it eliminate TXU Energy's price-to-beat rates and related fuel adjustments. The Settlement was approved by the Commission in June 2002 and has become final.

      Excess Mitigation Credit -- Beginning in 2002, Oncor began implementing an excess stranded cost mitigation credit designed to result in a $350 million, plus interest, credit (reduction) applied to delivery fees billed to REPs (including TXU Energy) applied over a two-year period ending December 31, 2003. The $350 million credit has been funded by TXU Energy through payments on a note payable to Oncor. The actual amount of this credit is now expected to exceed $350 million as delivery volumes are anticipated to be higher than initially estimated. As a result, TXU Energy's earnings for the year 2003 are expected to be reduced by approximately $19 million ($12 million after-tax), reflected as an increase in TXU Energy's cost of energy sold and delivery fees. This effect is net of TXU Energy's portion of the additional credit.

         Regulatory Asset Securitization -- In accordance with the Settlement, Oncor received a financing order authorizing it to issue securitization bonds in the aggregate principal amount of $1.3 billion to recover regulatory assets and related transaction costs. The Settlement provides that there can be an initial issuance of securitization bonds in the amount of up to $500 million, which was completed in August of 2003, followed by a second issuance of the remainder expected in the first quarter of 2004. The Settlement resolves all issues related to regulatory assets and liabilities. On August 28, 2003, Oncor began billing REPs a transition charge associated with the issuance of $500 million in securitization bonds. The transition charge is designed to recover the securitization bond principal and interest, as well as related transaction costs. A total of $8 million of such transition charge revenues are reflected in Oncor's revenues for the three months ended September 30, 2003. Increased revenues on an annualized basis associated with this transition charge are estimated to be $54 million.

         Retail Clawback Credit -- This provision of the 1999 Restructuring Legislation and the Settlement Plan provides for a reduction in delivery fees charged to REPs if certain thresholds are not achieved in the competitive markets. Oncor will provide the credit to REPs, but TXU Energy will fund the credit. If TXU Energy retains more than 60% of its historical residential and small commercial power consumption after the first two years of competition, the amount of the retail clawback credit will be equal to the number of residential and small commercial customers retained by TXU Energy in its historical service territory on January 1, 2004, less the number of new customers TXU Energy has added outside of its historical service territory as of January 1, 2004, multiplied by $90. This determination is to be made separately for the residential and small commercial classes. The credit will be applied to delivery fees billed by Oncor to REPs, including TXU Energy, over a two-year period beginning January 2004. Under the settlement agreement, TXU Energy will make a compliance filing with the Commission reflecting customer count as of January 1, 2004. In the fourth quarter of 2002, TXU Energy recorded a $185 million ($120 million after-tax) charge for the retail clawback, which represented the best estimate of the amount to be funded to Oncor over the two-year period.

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

      On September 30, 2003, Oncor reported to the Commission that more than 40% of the total historical small commercial customer load, as adjusted pursuant to Commission rules, in its service territory was being served by REPs other than TXU Energy. Although the Commission is required by law and its own rules to review and approve or reject Oncor's petition within 30 days after filing, on October 28, 2003, it referred this case to the State Office of Administrative Hearings. When the Commission determines that Oncor has met the 40% threshold target, TXU Energy will be able to offer additional pricing alternatives to this class of customer. During the third quarter of 2003, TXU Energy reduced its retail clawback accrual by $19 million, principally as a result of the expectation that the 40% threshold had been met.

      TXU Energy -- Price-to-Beat Rates - The 1999 Restructuring Legislation provides that an affiliated REP may request that the Commission adjust its price-to-beat fuel factor not more than twice a year if the affiliated REP demonstrates that the existing fuel factor does not adequately reflect significant changes in the market price of natural gas and purchased energy used to serve retail customers. The Commission's rules further provide that an affiliated REP may request that the Commission adjust the price-to-beat fuel factor upward or downward. Neither the law nor the Commission's rules give the Commission or any other entity the right to file a petition seeking to require an affiliated REP to increase or decrease its price-to-beat fuel factor.

      Under amended Commission rules, effective in April 2003, affiliated REPs of utilities are allowed to petition the Commission for an increase in the fuel factor component of their price-to-beat rates if the average price of natural gas futures increases more than 5% (10% if the petition is filed after November 15 of any year) from the level used to set the existing price-to-beat fuel factor rate.

      -- In January 2003, TXU Energy filed a request with the Commission to increase the fuel factor component of its price-to-beat rates. This request was approved and became effective in early March 2003. As a result, average monthly residential bills rose approximately 12%. Appeals of the Commission's Order were filed by three parties and are currently pending in the Travis County, Texas District Court.

     -- On July 23, 2003, TXU Energy filed another request with the Commission to increase the fuel factor component of its price-to-beat rates. This request was approved and became effective in late August 2003. The change raised the average monthly residential electric bill of a customer using an average of 1,000 kilowatt-hours by 3.7 percent, or $3.61 per month. This rate change increases TXU Energy's revenues by approximately $180 million ($65 million for the remainder of 2003) on an annualized basis. Appeals of the Commission's order have been filed and are currently pending in the Travis County, Texas District Court.

      Wholesale market design - On August 7, 2003, the Commission adopted a rule that, if fully implemented, would alter the wholesale market design in ERCOT. The rule requires ERCOT:

       o  to use a stakeholder process to develop a new wholesale market model;
       o  to operate a voluntary day-ahead energy market;
       o  to use a stakeholder process to develop a new wholesale market model;
       o to directly assign all congestion rents to the resources that caused the congestion;
       o  to use nodal energy prices for resources;
       o  to provide information for energy trading hubs by aggregating nodes;
       o  to use zonal prices for loads; and
       o  to provide congestion revenue rights (but not physical rights).

      Under the rule, the proposed market design and associated cost-benefit analysis is to be filed with the Commission by November 1, 2004 and is to be implemented by October 1, 2006. TXU Energy is unable to predict the cost or impact of implementing any proposed change to the current wholesale market design.

      Transmission Rates -- In May 2003, the Commission approved an increase in Oncor's wholesale transmission tariffs (rates) charged to distribution utilities that became effective immediately. In August 2003, the Commission approved an increase in the transmission cost recovery component of Oncor's distribution rates charged to REPs (including TXU Energy). This increase was effective for billings resulting from meter readings on or after September 1, 2003. The combined effect of the increases in both the transmission and distribution rates is an estimated $44 million of incremental revenues to Oncor on an annualized basis. With respect to the impact on US Holdings' consolidated results, the higher distribution rates result in reduced margin on TXU Energy's sales to those retail customers with pricing that does not provide for recovery of higher delivery fees, principally price-to-beat customers.

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

      ERCOT is the independent system operator that is responsible for maintaining reliable operation of the bulk electric power supply system in the ERCOT region. Its responsibilities include the clearing and settlement of electricity volumes and related ancillary services among the various participants in the deregulated Texas market. Because of new processes and systems associated with the opening of the market to competition, which continue to be improved, there have been delays in finalizing these settlements. As a result, US Holdings is subject to settlement adjustments from ERCOT related to prior periods, which may result in charges or credits impacting future reported results of operations.

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

      US Holdings' regulated businesses are subject to cost-of-service regulation and annual earnings oversight. This regulatory treatment does not provide any assurance as to achievement of earnings level. Oncor's rates are regulated by the Commission based on an analysis of Oncor's costs, as reviewed and approved in a regulatory proceeding. As part of the Settlement Plan, US Holdings has agreed not to seek to increase its distribution rates prior to 2004. Thus, the rates US Holdings is allowed to charge may or may not match its related costs and allowed return on invested capital at any given time. While rate regulation is premised on the full recovery of prudently incurred costs and a reasonable rate of return on invested capital, there can be no assurance that the Commission will judge all of US Holdings' costs to have been prudently incurred or that the regulatory process in which rates are determined will always result in rates that will produce full recovery of US Holdings' costs and the return on invested capital allowed by the Commission.

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

      Volatility in market prices for fuel and electricity may result from:

    o    severe or unexpected weather conditions,
    o    seasonality,
    o    changes in electricity usage,
    o    illiquidity in the wholesale power or other markets,
    o transmission or transportation constraints, inoperability or inefficiencies,
    o    availability of competitively priced alternative energy sources,
    o    changes in supply and demand for energy commodities,
    o    changes in power production capacity,
    o outages at US Holdings' power production facilities or those of its competitors,
    o changes in production and storage levels of natural gas, lignite, coal and crude oil and refined products,
    o natural disasters, wars, sabotage, terrorist acts, embargoes and other catastrophic events, and
    o federal, state, local and foreign energy, environmental and other regulation and legislation.

      All but one of US Holdings' facilities for power production in the US are located in the ERCOT region, a market with limited interconnections to other markets. Electricity prices in the ERCOT region are related to gas prices because gas fired plant is the marginal cost unit during the majority of the year in the ERCOT region. Accordingly, the contribution to earnings and the value of US Holdings' base-load plant is dependent in significant part upon the price of gas. US Holdings cannot fully hedge the risk associated with dependency on gas because of the expected useful life of US Holdings' power production assets and the size of its position relative to market liquidity.

      To manage its financial exposure related to commodity price fluctuations, US Holdings routinely enters into contracts to hedge portions of its purchase and sale commitments, weather positions, fuel requirements and inventories of natural gas, lignite, coal, crude oil and refined products, and other commodities, within established risk management guidelines. As part of this strategy, US Holdings routinely utilizes fixed-price forward physical purchase and sales contracts, futures, financial swaps and option contracts traded in the over the counter markets or on exchanges. However, US Holdings cannot cover the entire exposure of its assets or its positions to market price volatility, and the coverage will vary over time. To the extent US Holdings has unhedged positions, fluctuating commodity prices can impact US Holdings' results of operations and financial position, either favorably or unfavorably. For additional information regarding the accounting treatment for US Holdings' hedging and portfolio management activities, see Notes 2 and 13 to Financial Statements in the 2002 Form 10-K.

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

      The current credit ratings for US Holdings' and its subsidiaries' long-term debt are investment grade. A rating reflects only the view of a rating agency, and it is not a recommendation to buy, sell or hold securities. Any rating can be revised upward or downward at any time by a rating agency if such rating agency decides that circumstances warrant such a change. If S&P, Moody's or Fitch were to downgrade US Holdings' and/or its subsidiaries' long-term ratings, borrowing costs would increase and the potential pool of investors and funding sources would likely decrease. If the downgrade was below investment grade, liquidity demands would be triggered by the terms of a number of commodity contracts, leases and other agreements.

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

      The operation of power production and energy transportation facilities involves many risks, including start up risks, breakdown or failure of facilities, lack of sufficient capital to maintain the facilities, the dependence on a specific fuel source or the impact of unusual or adverse weather conditions or other natural events, as well as the risk of performance below expected levels of output or efficiency, the occurrence of any of which could result in lost revenues and/or increased expenses. A significant portion of US Holdings' facilities was constructed many years ago. In particular, older generating equipment, even if maintained in accordance with good engineering practices, may require significant capital expenditures to keep it operating at peak efficiency. The risk of increased maintenance and capital expenditures arises from (a) increased starting and stopping of generation equipment due to the volatility of the competitive market, (b) any unexpected failure to produce power, including failure caused by breakdown or forced outage, and (c) repairing damage to facilities due to storms, natural disasters, wars, terrorist acts and other catastrophic events. Further, US Holdings' ability to successfully and timely complete capital improvements to existing facilities or other capital projects is contingent upon many variables and subject to substantial risks. Should any such efforts be unsuccessful, US Holdings could be subject to additional costs and/or the write-off of its investment in the project or improvement.

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

      US Holdings will be required to apply a credit to its electricity delivery charges (retail clawback) to REPs in Oncor's service territory beginning in 2004 unless the Commission determines that, on or prior to January 1, 2004, 40% or more of the amount of electric power that was consumed in 2000 by residential or small commercial customers, as applicable, within its historical service territories is committed to be served by REPs other than US Holdings. Under the Settlement Plan, if the 40% test is not met and a credit is required, the amount of these credits would be $90 multiplied by the number of residential or small commercial customers, as the case may be, that US Holdings serves on January 1, 2004, in its historical service territories less the number of retail electric customers US Holdings serves in other areas of Texas. As of September 30, 2003, US Holdings had approximately 2.4 million residential and small commercial customers in its historical service territories in Texas. Based on assumptions and estimates regarding the number of customers expected in and out of territory, US Holdings recorded an accrual for retail clawback in 2002 of $185 million ($120 million after-tax). This accrual is subject to adjustment as the actual measurement date approaches.

      On September 30, 2003, Oncor reported to the Commission that more than 40% of the total historical small commercial customer load, as adjusted pursuant to Commission rules, in its service territory was being served by REPs other than TXU Energy. Although the Commission is required by law and its own rules to review and approve or reject Oncor's petition within 30 days after filing, on October 28, 2003, it referred this case to the State Office of Administrative Hearings. During the third quarter of 2003, TXU Energy reduced its retail clawback accrual by $19 million, principally as a result of the expectation that the 40% threshold had been met.

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

      US Holdings will not be permitted to offer electricity to residential and small commercial customers in its historical service territory at a price other than the price-to-beat rate until January 1, 2005, unless before that date the Commission determines that 40% or more of the amount of electric power consumed by each respective class of customers in that area is committed to be served by REPs other than US Holdings. Because US Holdings will not be able to compete for residential and small commercial customers on the basis of price in its historical service territory, US Holdings could lose a significant number of these customers to other providers. In addition, at times, during this period, if the market price of power is lower than US Holdings' cost to produce power, US Holdings would have a limited ability to mitigate the loss of margin caused by its loss of customers by selling power from its power production facilities. On September 30, 2003, Oncor reported to the Commission that more than 40% of the total historical small commercial customer load, as adjusted pursuant to Commission rules, in its service territory was being served by REPs other than TXU Energy. When the Commission concurs, through approval, that Oncor has met the 40% threshold target, TXU Energy will be able to offer additional pricing alternatives to this class of customer.

      Other REPs are allowed to offer electricity to US Holdings' residential and small commercial customers at any price. The margin or "headroom" available in the price-to-beat rate for any REP equals the difference between the price-to-beat rate and the sum of delivery charges and the price that REP pays for power. The higher the amount of headroom for competitive REPs, the more incentive those REPs should have to provide retail electric services in a given market.

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

      Under amended Commission rules, effective in April 2003, affiliated REPs of utilities are allowed to petition the Commission twice per year for an increase or decrease in the fuel factor component of their price-to-beat rates. REPs may request an increase if the average price of natural gas futures increases more than 5% (10% if the petition is filed after November 15 of any year) from the level used to set the previous price-to-beat fuel factor rate.


     -- In January 2003, TXU Energy filed a request with the Commission to increase the fuel factor component of its price-to-beat rates. This request was approved and became effective in early March 2003. As a result, average monthly residential bills rose approximately 12%. Appeals of the Commission's Order were filed by three parties and are currently pending in the Travis County, Texas District Court.

     -- On July 23, 2003, TXU Energy filed another request with the Commission to increase the fuel factor component of its price-to-beat rates. This request was approved and became effective in late August 2003. The change raised the average monthly residential electric bill of a customer using an average of 1,000 kilowatt-hours by 3.7 percent, or $3.61 per month. This rate change increases TXU Energy's revenues by approximately $180 million ($65 million for the remainder of 2003) on an annualized basis. Appeals of the Commission's order have been filed and are currently pending in the Travis County, Texas District Court.


      There is no assurance that US Holdings' price-to-beat rate will not result in negative headroom in the future, or that future adjustments to its price-to-beat rate will be adequate to cover future increases in its costs to purchase power to serve its price-to-beat rate customers.

      In most retail electric markets outside its historical service territory, US Holdings' principal competitor may be the local incumbent utility company or its retail affiliate. The incumbent utilities have the advantage of long-standing relationships with their customers. In addition to competition from the incumbent utilities and their affiliates, US Holdings may face competition from a number of other energy service providers, or other energy industry participants, who may develop businesses that will compete with US Holdings in both local and national markets, and nationally branded providers of consumer products and services. Some of these competitors or potential competitors may be larger and better capitalized than US Holdings. If there is inadequate margin in these retail electric markets, it may not be profitable for US Holdings to enter these markets.

      US Holdings depends on T&D facilities owned and operated by other utilities, as well as its own such facilities, to deliver the electricity it produces and sells to consumers, as well as to other REPs. If transmission capacity is inadequate, US Holdings' ability to sell and deliver electricity may be hindered, it may have to forgo sales or it may have to buy more expensive wholesale electricity that is available in the capacity-constrained area. In particular, during some periods transmission access is constrained to some areas of the Dallas-Fort Worth metroplex. US Holdings expects to have a significant number of customers inside these constrained areas. The cost to provide service to these customers may exceed the cost to provide service to other customers, resulting in lower headroom. In addition, any infrastructure failure that interrupts or impairs delivery of electricity to US Holdings' customers could negatively impact the satisfaction of its customers with its service.

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

      US Holdings is a holding company and conducts its operations primarily through wholly-owned subsidiaries. Substantially all of US Holdings' consolidated assets are held by these subsidiaries. Accordingly, US Holdings' cash flows and ability to meet its obligations and to pay dividends are largely dependent upon the earnings of its subsidiaries and the distribution or other payment of such earnings to US Holdings in the form of distributions, loans or advances, and repayment of loans or advances from US Holdings. The subsidiaries are separate and distinct legal entities and have no obligation to provide US Holdings with funds for its payment obligations, whether by dividends, distributions, loans or otherwise.

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

      The inability to raise capital on favorable terms, particularly during times of uncertainty in the financial markets, could impact US Holdings' ability to sustain and grow its businesses, which are capital intensive, and would increase its capital costs. US Holdings relies on access to financial markets as a significant source of liquidity for capital requirements not satisfied by cash on hand or operating cash flows. US Holdings' access to the financial markets could be adversely impacted by various factors, such as:

      o changes in credit markets that reduce available credit or the ability to renew existing liquidity facilities on acceptable terms;
      o  inability to access commercial paper markets;
      o a deterioration of US Holdings' credit or a reduction in US Holdings' credit ratings or the credit ratings of its subsidiaries;
      o extreme volatility in US Holdings' markets that increases margin or credit requirements;
      o  a material breakdown in US Holdings' risk management procedures;
      o prolonged delays in billing and payment resulting from delays in switching customers from one REP to another; and
     o the occurrence of material adverse changes in US Holdings' businesses that restrict US Holdings' ability to access its liquidity facilities.

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

      In addition, TXU Corp. is unable to predict whether its decision to exit all of its operations in Europe might result in lawsuits by the creditors of or others associated with TXU Europe. If any such lawsuits were filed and resulted in a substantial monetary judgment against TXU Corp. or were settled on unfavorable terms, TXU Corp.'s financial results could be adversely affected. Since TXU Corp. is a holding company, any substantial costs relating to these matters would likely be funded in whole or in part using cash generated by its subsidiaries, including TXU Energy.

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

COMMODITY PRICE RISK

      Value at Risk (VaR) for Energy Contracts Subject to Mark-to-Market (MtM) Accounting -- This measurement estimates the potential loss in value, due to changes in market conditions, of all energy-related contracts subject to mark-to-market accounting, based on a specific confidence level and an assumed holding period. Assumptions in determining this VaR include using a 95% confidence level and a five-day holding period. A probabilistic simulation methodology is used to calculate VaR, and is considered by management to be the most effective way to estimate changes in a portfolio's value based on assumed market conditions for liquid markets.
                                                   September 30,   December 31,
                                                        2003         2002
                                                        ----         ----

       Period-end MtM VaR............................  $ 25          $23

       Average Month-end MtM VaR (year-to-date)......  $ 29          $38


      Portfolio VaR -- Represents the estimated potential loss in value, due to changes in market conditions, of the entire energy portfolio, including owned assets, estimates of retail load and all contractual positions (the portfolio assets). The Portfolio VaR for TXU Energy is modeled for a duration of ten years based on the nature of its particular market. Assumptions in determining this VaR include using a 95% confidence level and a five-day holding period and includes both mark-to-market and accrual positions.


                                                     September 30, December 31,
                                                         2003          2002
                                                         ----          ----

       Period-end Portfolio VaR....................      $176         $144

       Average Month-end Portfolio VaR
         (year-to-date)(a).........................      $181          N/A


(a) Comparable information on an average VaR basis is not available for the full year 2002.

      Other Risk Measures -- The metrics appearing below provide information regarding the effect of energy changes in market conditions on earnings and cash flow of TXU Energy.

      Earnings at Risk (EaR) -- EaR measures the estimated potential loss in expected earnings due to changes in market conditions. EaR metrics include the owned assets, estimates of retail load and all contractual positions except for accrual positions expected to be settled beyond the fiscal year. Assumptions include using a 95% confidence level over a five-day holding period under normal market conditions.

      Cash Flow at Risk (CFaR) -- CFaR measures the estimated potential loss of expected cash flow over the next six months, due to changes in market conditions. CFaR metrics include all owned assets, estimates of retail load and all contractual positions that impact cash flow during the next six months. Assumptions include using a 99% confidence level over a 6-month holding period under normal market conditions. The following CFaR calculation is based on a contract settlement period of six months.

                                                    September 30,  December 31,
                                                        2002          2003
                                                        ----         -----

       EaR ..........................................   $  24        $ 28

       CFaR .........................................   $  88        $178

INTEREST RATE RISK

      See Note 3 to Financial Statements for discussion of the issuances of new fixed rate debt and retirements of fixed rate debt since December 31, 2002 and new interest rate swaps.

CREDIT RISK

      Gross Receivables - Credit Exposure -- US Holdings' gross exposure to credit risk as of September 30, 2003 was $2.0 billion, representing trade accounts receivable, commodity contract assets and derivative assets (net of allowance of uncollectible accounts receivable of $74 million).

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

      Concentration of Credit Risk -- The following table presents the distribution of credit exposure as of September 30, 2003, for commodity contract assets, and derivative assets and trade accounts receivable from large commercial and industrial customers, by investment grade and noninvestment grade, credit quality and maturity.

                                                                             Exposure by Maturity
                              Exposure                            -----------------------------------------
                               before                                                    Greater
                               Credit       Credit        Net     2 years or   Between    than 5
                             Collateral   Collateral   Exposure      less     2-5 years   years       Total
                             ----------   ----------  ---------   ----------  ---------  -------      -----
Investment grade                $ 630        $  24        $ 606       $ 480        $ 59       $ 67      $ 606
Noninvestment grade               323           95          228         184          21         23        228
      Totals                    -----        -----        -----       -----       -----      -----      -----
                                $ 953        $ 119        $ 834       $ 664        $ 80       $ 90      $ 834
                                =====        =====        =====       =====       =====      =====      =====
Investment grade                   66%          20%          73%
Noninvestment grade                34%          80%          27%

      The exposure to credit risk from these customers and counterparties, excluding credit collateral, as of September 30, 2003, is $953 million net of standardized master netting contracts and agreements which provide the right of offset of positive and negative credit exposures with individual customers and counterparties. When considering collateral currently held by US Holdings (cash, letters of credit and other security interests), the net credit exposure is $834 million. Of this amount, approximately 73% of the associated exposure is with investment grade customers and counterparties, as determined using publicly available information including major rating agencies' published ratings and US Holdings' internal credit evaluation process. Those customers and counterparties without an S&P rating of at least BBB- or similar rating from another major rating agency, are rated using internal credit methodologies and credit scoring models to estimate an S&P equivalent rating. US Holdings routinely monitors and manages its credit exposure to these customers and counterparties on this basis.

      US Holdings had no exposure to any one customer or counterparty greater than 10% of the net exposure of $834 million at September 30, 2003. Additionally, approximately 80% of the credit exposure, net of collateral held, has a maturity date of two years or less. US Holdings does not anticipate any material adverse effect on its financial position or results of operations as a result of non-performance by any customer or counterparty.

      During the third quarter of 2003, and in conjunction with implementation of a new credit risk management system, US Holdings implemented a change in the method of calculating credit exposure for internal management analysis and monitoring purposes. The change in methodology now recognizes prompt (next) month credit exposure on a mark-to-market basis rather than the previous method using full notional value for credit exposure calculation. Had this methodology not been used in the third quarter of 2003, the "exposure before credit collateral" as measured in the table above, would have been approximately 12.8% greater. There was no impact on actual reported results of operations or financial position as a result of this change in methodology.

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


                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

      Reference is made to the 2002 Form 10-K and the Form 10-Q for the quarterly period ended June 30, 2003 for discussion of legal proceedings.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits provided as part of Part II are:


           Previously Filed*
           -----------------
           With
           File               As
Exhibit    Number             Exhibit
-------   -------             -------
3(i)                                    --    Amended and Restated Articles
                                              of Incorporation of TXU US
                                              Holdings Company.

4(a)      333-108876          4(a)      --    Indenture (For
                                              Unsecured Debt Securities), dated
                                              as of March 1, 2003, from TXU
                                              Energy to The Bank of New York, as
                                              trustee (TXU Energy Indenture).

4(b)      333-108876          4(b)     --     Officer's Certificate,
                                              dated March 11, 2003,
                                              to the TXU Energy Indenture.

4(c)      333-108876         4(c)      --     Form of TXU Energy 6.125% Exchange
                                              Senior Notes due 2008.

4(d)      333-108876         4(d)      --     Form of TXU Energy 7.000% Exchange
                                              Senior Notes due 2013.

           Previously Filed*
           -----------------
           With
           File               As
Exhibit    Number             Exhibit
-------    ------             -------
4(e)       333-108876         4(e)      --    Registration Rights Agreement,
                                              dated March 11, 2002, between TXU
                                              Energy and Lehman Brothers Inc.,
                                              as representative of the initial
                                              purchasers of the Old Notes.

4(f)       333-106894         4(d)      --    Form of Oncor 6.375% Exchange
                                              Senior Secured Notes due 2015.

4(g)       333-106894         4(e)      --    Form of Oncor 7.250% Exchange
                                              Senior Secured Notes due 2033.

4(h)       333-106894         4(g)      --    Form of Oncor First Mortgage Bond,
                                              6.375% Series due 2015.

4(i)       333-106894         4(h)      --    Form of Oncor First Mortgage Bond,
                                              7.250% Series due 2033.

4(j)       333-106894         4(i)      --    Registration Rights Agreement,
                                              dated December 20, between Oncor
                                              and the original purchasers of
                                              Oncor's Senior Secured Notes.


10(a)      1-2833             4(d)      --    Amendment, dated as of July 10,
           Form 10-Q                          2003 to the $400,000,000 Three-
           (Quarter ended                     Year Amended and Restated
           September 30,                      Revolving Credit Agreement,
           2003)                              dated as of April 22, 2003, among
                                              US Holdings, TXU Corp., certain
                                              banks listed therein and
                                              Citibank, N.A., as Administrative
                                              Agent.

10(b)      1-2833             4(e)      --    Amendment No. 1, dated as of
           Form 10-Q                          August 29, 2003 to the
           (Quarter ended                     $450,000,000 Revolving Credit
           September 30,                      Agreement, dated as of
           2003)                              April 22, 2003, among TXU Energy,
                                              Oncor, certain banks listed
                                              therein and JP Morgan Chase Banks
                                              as Administrative Agent and
                                              Fronting Bank.

15                                      --    Letter from independent
                                              accountants as to unaudited
                                              interim financial information.

31(a)                                 --      Section 302 Certification of Chief
                                              Executive Officer.

31(b)                                 --      Section 302 Certification of Chief
                                              Financial Officer.

32(a)**                               --      Section 906 Certification of Chief
                                              Executive Officer.

32(b)**                               --      Section 906 Certification of Chief
                                              Financial Officer.

99                                    --      Condensed Statements of
                                              Consolidated Income - Twelve
                                              Months Ended September 30, 2003.

-------------------------------------
*    Incorporated herein by reference.
** Pursuant to Item 601(b)(32)(ii) of Regulation S-K, this certificate is not being "filed" for purposes of Section 18 of the Securities Act of 1934.

(b) Reports on Form 8-K furnished or filed since June 30, 2003:

          Date of Report     Item Reported
          --------------     -------------
          July 25, 2003      Item 5. Other Events and Regulation FD Disclosure.
                             Item 7. Exhibits.

          July 31, 2003      Item 5. Other Events and Regulation FD Disclosure.

          August 27, 2003    Item 5. Other Events and Regulation FD Disclosure.

                                SIGNATURE


        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.



                                       TXU US HOLDINGS COMPANY


                                By        /s/ David H. Anderson
                                      ---------------------------------------

                                      David H. Anderson
                                      Vice President and Controller








Date: November 12, 2003