Form 10-K
period 2003-12-31
TXU US HOLDINGS CO
filed 2004-03-19
CIK 710182

--------------------------------------------------------------------------------


                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                 ------------------------------------------


                                 FORM 10-K


      [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934


                   For the fiscal year ended December 31, 2003

                                -- OR --

         [] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

                     Commission File Number 1-11668

                        TXU US Holdings Company
        (Exact Name of Registrant as Specified in its Charter)


      Texas                                             75-1837355
(State of Incorporation)                  (I.R.S. Employer Identification No.)

1601 Bryan Street, Dallas TX  75201-3411                   (214) 812-4600
(Address of Principal Executive Offices)         (Registrant's Telephone Number)
              (Zip Code)

                ------------------------------------------

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act: Preferred Stock, without par value

                ------------------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months(or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes X   No
                                        ----    -----
                ------------------------------------------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Act).  Yes    No X
                                       ---    --
Aggregate market value of TXU US Holdings Common Stock held by non-affiliates:
None

Common Stock outstanding at March 12, 2004: 2,062,768 Class A shares, without par value and 39,192,594 Class B shares, without par value.

               ------------------------------------------

                 DOCUMENTS INCORPORATED BY REFERENCE - None

--------------------------------------------------------------------------------

                                TABLE OF CONTENTS

                                                                           Page
                                                                           ----
Glossary                                                                    ii
                                  PART I

Items 1.and 2. BUSINESS and PROPERTIES ....................................   1
            TXU US HOLDINGS COMPANY AND SUBSIDIARIES.......................   1
            TEXAS ELECTRIC INDUSTRY RESTRUCTURING..........................   2
            OPERATING SEGMENTS.............................................   3
               TXU Energy..................................................   3
               Oncor.......................................................   8
            ENVIRONMENTAL MATTERS..........................................  10
Item 3.  LEGAL PROCEEDINGS.................................................  12
Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...............  13

                                  PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS...........................................................  13
Item 6.  SELECTED FINANCIAL DATA...........................................  13
Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS.............................................  13
Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK........  13
Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.......................  13
Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
         FINANCIAL DISCLOSURE..............................................  13
Item 9A. CONTROLS AND PROCEDURES...........................................  13

                                  PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT....................  14
Item 11. EXECUTIVE COMPENSATION............................................  16
Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT....  27
Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS....................  28
Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES............................  28

                                  PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K...  29

APPENDIX A - Financial Information of TXU US Holdings                       A-1

APPENDIX B -Exhibits to 2003 Form 10-K                                      B-1

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

1999 Restructuring Legislation........Legislation that restructured the electric utility industry in Texas to provide for competition

2002 Form 8-K.........................US Holdings' Current Report on Form 8-K
                                      filed on February 26, 2003 for TXU Energy with respect to its financial information for the year ended December 31, 2002, and Form 8-K filed September 16, 2003 to reflect the impact of adopting SFAS 145 on the financial information reported in the Form 8-K filed on February 26, 2003

2002 Form 10-K........................US Holdings' Annual Report on Form 10-K
                                      for the year ended December 31, 2002

2003 Form 10-K........................TXU Energy's Annual Report on Form 10-K
                                      for the year ended December 31, 2003

APB Opinion 30........................Accounting Principles Board Opinion No.30,
                                      "Reporting the Results of Operations -
                                      Reporting the Effects of Disposal of a
                                      Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions."

Bcf...................................billion cubic feet

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

EITF 03-11............................EITF Issue No. 03-11, `Reporting Realized
                                      Gains and Losses on Derivative Instruments
                                      That Are Subject to FASB Statement No. 133 and Not "Held for Trading Purposes" As Defined in EITF No. 02-3'

EPA...................................Environmental Protection Agency

ERCOT.................................Electric Reliability Council of Texas, the
                                      Independent System Operator and the
                                      regional coordinator of the various
                                      electricity systems within Texas

ERISA.................................Employee Retirement Income Security Act

FASB..................................Financial Accounting Standards Board, the
                                      designated organization in the private
                                      sector for establishing standards for
                                      financial accounting and reporting.

FERC..................................Federal Energy Regulatory Commission

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

FIN 46................................FIN No. 46, "Consolidation of Variable
                                      Interest Entities"

Fitch.................................Fitch Ratings, Ltd.

GWh...................................gigawatt-hours

historical service territory..........US Holdings historical service territory at the time of entering competition on
                                      January 1, 2002

IRS...................................Internal Revenue Service

kV....................................kilovolt

Moody's...............................Moody's Investors Services, Inc.

MW....................................megawatts

NRC...................................United States Nuclear Regulatory
                                      Commission

Oncor.................................refers to Oncor Electric Delivery Company, a subsidiary of US Holdings, and/or its
                                      consolidated bankruptcy remote financing subsidiary, Oncor Electric Delivery Transition Bond Company LLC, depending on context

POLR..................................provider of last resort of electricity to certain customers under the Commission
                                      rules interpreting the 1999 Restructuring
                                      Legislation

Price-to-beat rate....................residential and small business customer electricity rates established by the
                                      Commission in the restructuring of the
                                      Texas market that are required to be
                                      charged in a REP's historical service
                                      territories until January 1, 2005 or when
                                      40% of the electricity consumed by such
                                      customer classes is supplied by competing
                                      REPs, adjusted periodically for changes in fuel costs, and required to be available to those customers until January 1, 2007

REP...................................retail electric provider

S&P...................................Standard & Poor's, a division of the
                                      McGraw Hill Companies

Sarbanes-Oxley........................Sarbanes -Oxley Act of 2002

SEC...................................United States Securities and Exchange
                                      Commission

Settlement Plan.......................regulatory settlement plan that received final approval by the Commission in
                                      January 2003

SFAS..................................Statement of Financial Accounting
                                      Standards issued by the FASB

SFAS 4................................SFAS No. 4, "Reporting Gains and Losses
                                      from Extinguishment of Debt"

SFAS 34...............................SFAS No. 34, "Capitalization of Interest
                                      Cost"

SFAS 71...............................SFAS No. 71, "Accounting for the Effect of
                                      Certain Types of Regulation"

SFAS 87...............................SFAS No. 87, "Employers' Accounting for
                                      Pensions"

SFAS 101..............................SFAS No. 101, "Regulated Enterprises -
                                      Accounting for the Discontinuance of the Application of FASB Statement No. 71."

SFAS 106..............................SFAS No. 106, "Employers' Accounting for
                                      Postretirement Benefits Other Than
                                      Pensions"

SFAS 109..............................SFAS No. 109, "Accounting for Income
                                      Taxes"

SFAS 121..............................SFAS No. 121, "Accounting for the
                                      Impairment of Long-Lived Assets and for
                                      Long-Lived Assets to be Disposed Of"

SFAS 132..............................SFAS No. 132, "Employers' Disclosures
                                      about Pensions and Postretirement
                                      Benefits"

SFAS 133..............................SFAS No. 133, "Accounting for Derivative
                                      Instruments and Hedging Activities"

SFAS 140..............................SFAS No. 140, "Accounting for Transfers
                                      and Servicing of Financial Assets and
                                      Extinguishments of Liabilities a
                                      replacement of FASB Statement 125"

SFAS 142..............................SFAS No. 142, "Goodwill and Other
                                      Intangible Assets"

SFAS 143..............................SFAS No. 143, "Accounting for Asset
                                      Retirement Obligations"

SFAS 144..............................SFAS No. 144, "Accounting for the
                                      Impairment or Disposal of Long-Lived
                                      Assets"

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

SFAS 146..............................SFAS No. 146, "Accounting for Costs
                                      Associated with Exit or Disposal
                                      Activities"

SFAS 149..............................SFAS No. 149, "Amendment of Statement 133
                                      on Derivative Instruments and Hedging
                                      Activities"

SFAS 150..............................SFAS No. 150, "Accounting for Certain
                                      Financial Instruments with Characteristics of both Liabilities and Equity"

SG&A..................................selling, general and administrative

SOP 98-1..............................American Institute of Certified Public
                                      Accountants Statement of Position 98-1,
                                      "Accounting for the Cost of Computer
                                      Software Developed or Obtained for
                                      Internal Use"

TCEQ..................................Texas Commission on Environmental Quality

TXU Business Services.................TXU Business Services Company, a
                                      subsidiary of TXU Corp.

TXU Corp..............................refers to TXU Corp. and/or its consolidated subsidiaries, depending on
                                      context

TXU Energy............................refers to TXU Energy Company LLC, a subsidiary of US Holdings, and/or its
                                      consolidated subsidiaries, depending on
                                      context

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

US....................................United States of America

US GAAP...............................accounting principles generally accepted in the US

US Holdings...........................TXU US Holdings Company, a subsidiary of
                                      TXU Corp.

                                     PART I

Items 1. and 2.   BUSINESS and PROPERTIES

                    TXU US HOLDINGS COMPANY AND SUBSIDIARIES
                    ----------------------------------------

      US Holdings (formerly TXU Electric Company) is a holding company for TXU Energy and Oncor. US Holdings is a wholly-owned subsidiary of TXU Corp., a Texas corporation. Prior to January 1, 2002, US Holdings was a regulated, integrated utility company directly engaged in the generation, purchase, transmission, distribution and sale of electric energy in the north-central, eastern and western parts of Texas.

      TXU Energy serves 2.6 million retail electric customers and owns, or leases, and operates 19,140 megawatts of power generating capacity. Oncor owns and operates 98,286 miles of electric distribution lines and 14,180 miles of electric transmission lines. At December 31, 2003, US Holdings and its subsidiaries had approximately 9,384 full-time employees, including 2,049 in a collective bargaining unit.

      US Holdings and its subsidiaries operate primarily within the ERCOT system. ERCOT is an intrastate network of investor-owned entities, cooperatives, public entities, non-utility generators and power marketers. ERCOT is the regional reliability coordinating organization for member electricity systems in Texas, the Independent System Operator of the interconnected transmission system of those systems, and is responsible for ensuring equal access to transmission service by all wholesale market participants in the ERCOT region.


                     TEXAS ELECTRIC INDUSTRY RESTRUCTURING
                     -------------------------------------

RESTRUCTURING LEGISLATION

      Business Restructuring - The 1999 Restructuring Legislation restructured the electric utility industry in Texas and provided for a transition to competition in the generation and retail sale of electricity. TXU Corp. disaggregated its electric utility business, as required by the legislation, and restructured certain of its US businesses as of January 1, 2002 resulting in two new business operations:

     o Oncor - a utility regulated by the Commission that holds electricity transmission and distribution assets and engages in electricity delivery services.

     o TXU Energy - a competitive business that holds the power generation assets and engages in wholesale and retail energy sales and hedging/risk management activities.

      The relationships of these entities and their rights and obligations with respect to their collective assets and liabilities are contractually described in a master separation agreement executed in December 2001.

      The operating assets of Oncor and TXU Energy are located principally in the north-central, eastern and western parts of Texas.

      A settlement of outstanding issues and other proceedings related to implementation of the 1999 Restructuring Legislation received final approval by the Commission in January 2003. See Note 15 for further discussion.

     In addition, as of January 1, 2002, certain other businesses within the TXU Corp. system were transferred to TXU Energy, including TXU Gas' hedging and risk management business and its unregulated retail commercial/industrial (business) gas supply operation, as well as the fuel transportation and coal mining subsidiaries that primarily service the generation operations.

     In December 2003, the Commission found that TXU Energy had met the 40% requirement to be allowed to offer alternatives to the price-to-beat rate for small business customers in the historical service territory.

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

     -- In January 2003, TXU Energy filed a request with the Commission under the prior rules to increase the fuel factor component of its price-to-beat rates. This request was approved and became effective in early March 2003. As a result, average monthly residential bills rose approximately 12%. Appeals of the Commission's order have been filed and are currently pending in the Travis County, Texas District Court.

     -- On July 23, 2003, TXU Energy filed another request with the Commission to increase the fuel factor component of its price-to-beat rates. This request was approved and became effective in late August 2003. As a result, average monthly residential bills rose approximately 4%. Appeals of the Commission's order have been filed and are currently pending in the Travis County, Texas District Court.

      Also, effective January 1, 2002, power generation companies, such as TXU Energy, affiliated with electricity delivery utilities may charge unregulated prices in connection with ERCOT wholesale power transactions. Estimated costs associated with nuclear power plant decommissioning obligations continue to be recovered by Oncor as an electricity delivery charge over the life of the plant.

REGULATORY SETTLEMENT PLAN

      On December 31, 2001, US Holdings filed a Settlement Plan with the Commission. It resolved all major pending issues related to US Holdings' transition to competition pursuant to the 1999 Restructuring Legislation. The Settlement Plan does not remove regulatory oversight of Oncor's business nor does it eliminate TXU Energy's price-to-beat rates and related fuel adjustments. The Settlement Plan became final in January 2003.

      Some of the major elements of the Settlement Plan are:

      Excess Mitigation Credit -- Over the two-year period ended December 31, 2003, Oncor implemented a stranded cost excess mitigation credit in the amount of $389 million (originally estimated to be $350 million), plus $26 million in interest, applied as a reduction to delivery fees charged to all REPs, including TXU Energy. The credit was funded by TXU Energy.

      Regulatory Asset Securitization -- US Holdings received a financing order authorizing the issuance of securitization bonds in the aggregate principal amount of up to $1.3 billion to recover regulatory asset stranded costs and other qualified costs. Accordingly, Oncor Electric Delivery Transition Bond Company LLC, a bankruptcy remote financing subsidiary of Oncor, issued an initial $500 million of securitization bonds in 2003 and is expected to issue approximately $790 million in the first half of 2004. The principal and interest on the bonds is recoverable through a delivery fee surcharge (transition charge) to all REPs, including TXU Energy.

      Retail Clawback Credit -- A retail clawback credit related to residential customers was implemented in January 2004. The amount of the credit is equal to the number of residential customers retained by TXU Energy in its historical service territory on January 1, 2004, less the number of new residential customers TXU Energy has added outside of the historical service territory as of January 1, 2004, multiplied by $90. The estimated credit of $173 million will be applied to delivery fees charged by Oncor to all REPs, including TXU Energy, over a two-year period. TXU Energy funds the credit provided by Oncor. As the amount of the credit will be based on power usage during the related two-year period, the liability is subject to future adjustments.

      Stranded Costs and Fuel Cost Recovery -- TXU Energy's stranded costs, not including regulatory assets, are fixed at zero. US Holdings will not seek to recover its unrecovered fuel costs which existed at December 31, 2001. Also, it will not conduct a final fuel costs reconciliation, which would have covered the period from July 1998 until the beginning of competition in January 2002.

PROVIDER OF LAST RESORT

      Through 2002, TXU Energy was the POLR for residential and small business customers in those areas of ERCOT where customer choice was available outside the historical service territory and was the POLR for large business customers in the historical service territory. Under new POLR rules effective in September 2002, instead of being transferred to the POLR, non-paying residential and small business customers served by affiliated REPs are subject to disconnection. Non-paying residential and small business customers served by non-affiliated REPs are transferred to the affiliated REP. Non-paying large business customers can be disconnected by any REP if the customer's contract does not preclude it. Thus, within the new POLR framework, the POLR provides electric service only to customers who request POLR service, whose selected REP goes out of business, or who are transferred to the POLR by other REPs for reasons other than non-payment. No later than October 1, 2004, the Commission is expected to decide whether all REPs should be permitted to disconnect all non-paying customers.

      Through a competitive bid process, the Commission selected a POLR to serve for a two-year term beginning January 1, 2003, for several areas within Texas. In areas for which no bids were submitted, the Commission selected the POLR by lottery. TXU Energy did not bid to be the POLR, but was designated POLR through lottery for residential and small business customers in certain West Texas service areas and for small business customers in the Houston service area.


                               OPERATING SEGMENTS
                               ------------------

        US Holdings has aligned its operations into two reportable segments: TXU Energy and Oncor. (See Note 17 to Financial Statements for further information concerning reportable business segments.)

      TXU Energy - operations principally in the competitive Texas market involving power production (electricity generation) and retail and wholesale sales of electricity and natural gas. TXU Energy engages in hedging and risk management activities to mitigate commodity price risk.

      Oncor - regulated operations in Texas involving the transmission and distribution of electricity.

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

                                   TXU ENERGY

      TXU Energy's operations are conducted principally through the following subsidiaries: TXU Generation Company LP; TXU Portfolio Management Company LP; TXU Energy Retail Company LP; TXU Fuel Company; and two coal mining subsidiaries.

      TXU Energy serves 2.6 million retail electric customers, of which 2.4 million are in US Holdings' historical service territory. This territory, which is located in the north-central, eastern and western parts of Texas, has an estimated population in excess of 7 million, about one-third of the population of Texas, and comprises 92 counties and 370 incorporated municipalities, including Dallas/Fort Worth and surrounding suburbs, as well as Waco, Wichita Falls, Odessa, Midland, Tyler and Killeen. The Dallas/Fort Worth area is a diversified commercial and industrial center with substantial banking, insurance, telecommunications, electronics, aerospace, petrochemical and specialized steel manufacturing, and automotive and aircraft assembly. The historical service territory served includes major portions of the oil and gas fields in the Permian Basin and East Texas, as well as substantial farming and ranching sections of the state. TXU Energy also provides retail electric service in other areas of ERCOT now open to competition, including the Houston and Corpus Christi areas.

      Texas is one of the fastest growing states in the nation and is considered by many to be one of the more successful deregulated energy markets in the US. As a result, competition is expected to continue to increase.

POWER PRODUCTION

      TXU Energy's power generating facilities provide TXU Energy with the capability to supply a significant portion of the wholesale power market demand in Texas, particularly in the North Texas market, at competitive production costs. As part of TXU Energy's integrated business portfolio, much of the low cost nuclear powered and lignite/coal-fired (base load) generation is available to supply the power demands of its retail customers and other competitive REPs.

      The power fleet in Texas consists of 22 owned or leased plants with generating capacity fueled as follows: 2,300 MW nuclear; 5,837 MW coal/lignite; and 10,881 MW gas/oil. TXU Energy supplies its retail customer base from its power fleet as well as through long-term power supply agreements and purchases in the wholesale markets. The power generating plants and other important properties of TXU Energy are located primarily on land owned in fee simple. TXU Energy has sold and may from time to time sell generation assets to reduce its position in the Texas market and provide funds for other investments or to reduce debt.

      TXU Energy is one of the largest purchasers of wind-generated energy in Texas and the US. TXU Energy currently purchases energy from over 579 MW of wind projects located in West Texas. TXU Energy expects to continue to add additional wind generation to its portfolio as commercial opportunities become available.

      Nuclear-Powered Production Assets -- TXU Energy owns and operates two nuclear-fueled electricity generation units at the Comanche Peak plant, each of which is designed for a capacity of 1,150 MW.

      TXU Energy has on hand, or has contracted for, enrichment services through mid-2006 and fabrication services through 2011 for its nuclear units. TXU Energy is finalizing supply contracts for the purchase of uranium and conversion to meet its needs through mid-2006 and does not anticipate any problems in completing the contracts. TXU Energy does not anticipate any difficulties procuring raw materials and services beyond these dates.

      TXU Energy's onsite spent nuclear fuel storage capability is sufficient to accommodate the operation of Comanche Peak through the year 2017, while maintaining the capability to off-load the core of one of the nuclear-fueled generating units.

      Under current regulatory licenses, nuclear decommissioning activities are projected to begin in 2030 for Comanche Peak Unit 1 and 2033 for Unit 2 and common facilities. Since January 1, 2002, projected decommissioning costs are being recovered from Oncor's customers through a delivery charge based upon a 1997 site-specific study, adjusted for changes in the value of trust fund assets, through rates placed into effect under the 2001 Unbundled Cost of Service filing.

      The Comanche Peak nuclear-powered generation units were originally estimated to have a useful life of 40 years, based on the life of the operating licenses granted by the NRC. Over the last several years, the NRC has granted 20-year extensions to the initial 40-year terms for several commercial power reactors. Based on these extensions and current expectations of industry practice, the useful life of the Comanche Peak nuclear-powered generation units is now estimated to be 60 years. TXU Energy. expects to file a license extension request in accordance with timing and other provisions established by the NRC. (See Note 1 to Financial Statements under Property, Plant and Equipment, for a discussion of the change in depreciable lives for accounting purposes).

      Lignite/Coal -Fired Production Assets -- Lignite is used as the primary fuel for two units at the Big Brown generating plant, three units at the Monticello generating plant, three units at the Martin Lake generating plant, and one unit at the Sandow generating plant, having an aggregate capacity of 5,837 MW. TXU Energy's lignite units have been constructed adjacent to surface minable lignite reserves. TXU Energy owns in fee or has under lease proven reserves dedicated to the Big Brown, Monticello and Martin Lake generating plants. TXU Energy utilizes owned and/or leased equipment to remove the overburden and recover the lignite. Approximately 75% of the fuel used at TXU Energy's lignite plants in 2003 was supplied from owned or leased lignite.

      TXU Energy supplements its lignite fuel at Big Brown, Monticello and Martin Lake with western coal from the Powder River Basin in Wyoming. The coal is purchased from multiple suppliers under contracts of various lengths and is transported from the Powder River Basin to TXU Energy's generating plants by railcar. Approximately 25% of the fuel used at TXU Energy's lignite plants in 2003 was supplied from western coal under these contracts. Based on its current usage, which includes the use of western coal to supplement its lignite reserves, TXU Energy believes that it has sufficient lignite reserves and access to western coal resources for its generating needs in the foreseeable future.

      Gas/Oil-Fired Production Assets -- TXU Energy has eighteen gas/oil-fueled plants, including a plant located in Pedricktown, New Jersey, with an aggregate capacity of 11,003 MW. A significant portion of the gas/oil generating plants have the ability to switch between gas and fuel oil. Gas/oil fuel requirements for 2003 were provided through a mix of contracts with producers at the wellhead and contracts with commercial suppliers. Fuel oil can be stored at 15 of the principally gas-fueled generating plants. At January 1, 2004, TXU Energy had fuel oil storage capacity sufficient to accommodate approximately 5.5 million barrels of oil and had approximately one million barrels of oil in inventory.

      Capacity Auction -- To encourage competition in the ERCOT region, each power generation company owning 400 MW or more of installed generating capacity must annually offer to sell at auction entitlements to 15% of the output of its installed generating capacity. Such auction sales cannot be to an affiliated REP. The obligation of TXU Energy to sell capacity entitlements at auction continues until the earlier of January 1, 2007 or the date the Commission determines that 40% or more of the electric power consumed by residential and small business customers within the affiliated delivery utility certificated service area before the onset of customer choice is provided by non-affiliated REPs. The October 2002 auction offered one-year and monthly entitlements for 2003 only. Not all of the entitlements offered in the October auction were sold; however, TXU Energy did re-offer these unsold entitlements in subsequent auctions held in November 2002 and throughout 2003. In 2003, TXU held capacity auctions in March, July and August for 2003 capacity, and in September and November for 2004 capacity. TXU Energy met its capacity auction obligations for 2003. The next auctions for the remaining 2004 capacity obligations are scheduled for March and July 2004.

NATURAL GAS OPERATIONS

      TXU Energy's natural gas operations in Texas include pipelines, storage facilities, well-head production contracts, transportation agreements and storage leases. Natural gas is purchased for internal use in the generation of power, as well as for sale in wholesale markets and to large business customers. Transportation services are provided to TXU Energy's generation operations and third parties. Because of the correlation of natural gas and power prices, TXU Energy's natural gas operations provide opportunities to hedge its margins on power sales.

      TXU Energy owns and operates an intrastate natural gas pipeline system with approximately 1,900 miles of pipeline facilities which extends from the gas-producing area of the Permian Basin in West Texas to the East Texas gas fields and southward to the Gulf Coast area. The pipeline facilities were originally built solely to serve US Holdings' generating plants. In keeping with deregulation principles, this network now offers transportation service to third parties at competitive prices.

      TXU Energy also owns and operates two underground gas storage facilities with a usable capacity of 14.0 Bcf. TXU Energy holds a portion of this storage capacity for use during periods of peak demand to meet seasonal and other fluctuations or interruption of deliveries by gas suppliers. Under normal operating conditions, up to 400 million cubic feet can be withdrawn each day for a ten-day period, with withdrawals at lower rates thereafter.

RETAIL

      Regulatory restructuring in Texas has resulted in competitive markets within the state, thus presenting additional opportunities for growth accompanied by the introduction of competitive pressures. Texas is one of the fastest growing states in the nation with a diverse and resilient economy and, as a result, has attracted a number of competitors into the retail electricity market. TXU Energy, as an active participant in this competitive market, is marketing its services in Texas to add new customers and to retain its existing customers.

      Based on the latest data provided by ERCOT (November 2003), approximately 14% of all customers in ERCOT areas open to customer choice had elected to switch providers. At the present time, 53 REPs are certified to compete within the state of Texas.

      TXU Energy believes that the scale derived from a large retail portfolio provides the platform for a profitable operation by, among other things, reducing the costs of service and billing per customer. TXU Energy emphasizes its identification with the TXU brand and reputation. TXU Energy uses a value pricing approach by customizing its products to each customer segment with service enhancements that are known to be valued by customers in those segments. With its approach, TXU Energy intends to achieve substantially higher customer loyalty and enhanced profit margins, while reducing the costs associated with customers frequently switching suppliers.

      TXU Energy has invested in customer-related infrastructure and uses its customer relationships, technology operating platforms, marketing, customer service operations and customer loyalty to actively compete to retain its customer base and to add customers.

PORTFOLIO MANAGEMENT

      Portfolio management refers to risk management and value creation activities undertaken to balance customer demand for energy with the supply of energy in an economically efficient and effective manner. Retail and wholesale demand is generally greater than volumes that can be supplied by TXU Energy's base load production. Portfolio management acts to provide additional supply balancing through TXU Energy's gas/oil-fired generation or purchases of power. The portfolio management operation manages the commodity volume and price risks inherent in TXU Energy's generation and sales operations through supply structuring, pricing and risk management activities. Risk management activities include hedging both future power sales and purchases of fuel supplies for the generation plants. The portfolio management operation also is responsible for the efficient dispatch of power from its generation plants.

      In its risk management activities, TXU Energy enters into physical delivery contracts, financial contracts that are traded on exchanges and "over-the-counter" and bilateral contracts with customers. Physical delivery contracts relate to the purchase and sale of electricity and gas primarily in the wholesale markets in Texas and to a limited extent in select Northeast markets in North America. TXU Energy's risk management activities consist largely of hedging transactions, with speculative trading representing a small fraction of such activity.

      TXU Energy manages its exposure to price risk within established transactional policies and limits. TXU Energy targets best practices in risk management and risk control by employing proven principles used by financial institutions. These controls have been structured so that they are practical in application and consistent with stated business objectives. Portfolio management revalues TXU Energy's exposures daily using integrated energy systems to capture value and mitigate risks. A risk management forum meets regularly to ensure that transactional practices comply with its prior approval of commodities, instruments, exchanges and markets. Transactional risks are monitored and limits are enforced to comply with established TXU Energy policy requirements. Risk assessment is segregated and operated separately from compliance and enforcement to ensure independence, accountability and integrity of actions. TXU Energy has a strict disciplinary program to address any violations of its risk management policy requirements. TXU Energy also periodically reviews these policies to ensure they are responsive to changing market and business conditions. These policies are designed to protect earnings, cash flows and credit ratings.

COMPETITIVE STRATEGY

      TXU Energy's strategy is to defend and build its customer base in the competitive Texas market and to accomplish this through the operation of a single, integrated energy business managing a portfolio of assets. Achieving operational excellence, more cost efficient processes and enhanced credibility and reputation are all critical elements for executing on that strategy.

      TXU Energy will continue to focus on sustaining its leading position in the Texas market and being in position to move quickly toward capturing new opportunities outside of Texas as they arise.

      One of TXU Energy's key competitive strengths is its ability to produce electricity at low variable costs in a market in which power prices are set by gas-fired generation. New gas-fired capacity, while generally more efficient to operate than existing gas/oil-fired capacity due to technological advances, is subject to the volatility and increasing cost of natural gas fuel. On the other hand, base load nuclear and lignite/coal plants have lower variable production costs than even new gas-fired plants at current average market gas prices. Another competitive strength for TXU Energy is the diversity of its generation fleet. Due to the higher variable operating and fuel costs of its gas/oil-fired units, as compared to its lignite/coal and nuclear units, production from TXU Energy's gas/oil units is more susceptible to being displaced by the more efficient units being constructed. This positions TXU Energy's gas/oil units to run during intermediate and peak load periods when prices are higher and provides more opportunities for hedging activities and increased market liquidity.

      Retail competition has remained steady in Texas with several large participants broadly extending their marketing across all customer segments and all geographic areas of competition. TXU Energy has successfully executed similar marketing programs while retaining the majority of its incumbent residential customer base.

      TXU Energy believes that the ERCOT region presents an attractive competitive electric service market due to the following factors:

   o gas-fired plants are expected to set the price of generation during a substantial portion of the year, providing an opportunity for TXU Energy to benefit from its nuclear and lignite/coal units' fuel cost advantages;

   o peak demand is expected to grow at an average rate of approximately 3% per year;

   o it is a sizeable market with approximately 62 gigawatts (GW) of peak demand and approximately 35 GW of average demand; and

   o     there is no mandatory power pool structure.

      Reserve margins for ERCOT, based upon existing capacity and planned capacity with interconnection agreements, are expected to be 29% in 2004, 25% in 2005, 22% in 2006, 18% in 2007, and 15% in 2008.

      Outside Texas -- Energy industry restructuring, although proceeding well in Texas, has not had similar success in other parts of the U.S. As early as 2000, optimism for national legislation and increased opening of competitive markets began to alter the strategy of many industry participants. The establishment of Regional Transmission Organizations and open access for both wholesale and retail customers were on the horizon. Together with increasing customer demand for lower priced electricity and other energy services, these measures were expected to have accelerated the industry's movement toward a more competitive pricing and cost structure.

      Many states, faced with this increasing pressure from legislative bodies (federal and state) to become more competitive while adhering to certain continued regulatory requirements, along with changing economic conditions and rapid technological changes, put forth deregulation plans that have since been deferred or changed. The result is delayed restructuring. New entry by retailers as well as by merchant generators in states other than Texas has been slowed. The continued uncertainty regarding many FERC policies as well as Federal legislation have delayed the opening of new retail markets and decreased the economic viability for merchant generation.

      Customers -- There are no individually significant customers upon which TXU Energy's business or results of operations are highly dependent.

REGULATION AND RATES

      See Texas Electric Industry Restructuring above for a description of the significant regulatory provisions relating to the deregulation of the Texas electric industry.

      US Holdings is a holding company as defined in the Public Utility Holding Company Act of 1935. However, US Holdings and all of its subsidiary companies are exempt from the provisions of such Act, except Section 9(a)(2) which relates to the acquisition of securities of public utility companies and Section 33 which relates to the acquisition of foreign (non-US) utility companies.

      TXU Energy is an exempt wholesale generator under the Federal Power Act and is subject to the jurisdiction of the NRC with respect to its nuclear power plant. NRC regulations govern the granting of licenses for the construction and operation of nuclear power plants and subject such plants to continuing review and regulation. TXU Energy also holds a power marketer license from FERC.

      See discussion at the end of this Item for environmental regulations and related matters.

                                      ONCOR

      The Oncor segment consists primarily of the electricity transmission and distribution operations of Oncor. Oncor provides the essential service of delivering electricity safely, reliably and economically to end-use customers through its distribution system.

ELECTRICITY TRANSMISSION

      Oncor's electricity transmission business is responsible for the safe and reliable operations of its transmission network and substations. These responsibilities consist of the construction and maintenance of transmission facilities and substations and the monitoring, controlling and dispatching of high-voltage electricity over Oncor's transmission facilities in coordination with ERCOT.

      Oncor is a member of ERCOT, and the transmission business actively supports the operations of ERCOT and market participants. The transmission business participates with ERCOT and other member utilities to plan, design, construct and operate new transmission lines, with regulatory approval, necessary to maintain reliability, increase bulk power transfer capability and to minimize limitations and constraints on the ERCOT transmission grid.

      Transmission revenues are provided under tariffs approved by either the Commission or, to a small degree, FERC. Network transmission revenues compensate Oncor for delivery of power over transmission facilities operating at 60,000 volts and above. Transformation service revenues compensate Oncor for substation facilities that transform power from high-voltage transmission to distribution voltages below 60,000 volts. Other services offered by the transmission business include, but are not limited to: system impact studies, facilities studies and maintenance of substations and transmission lines owned by other non-retail parties.

      Oncor's transmission facilities include 4,502 circuit miles of 345-kilovolt transmission lines and 9,678 circuit miles of 138- and 69-kV transmission lines. Also, 43 generating plants totaling 33,260 megawatts are directly connected to Oncor's transmission system, and 693 distribution substations are served from Oncor's transmission system.

      Oncor is connected by eight 345-kV lines to CenterPoint Energy; by four 345-kV (one of which is an asynchronous high voltage direct current interconnection to American Electric Power Company in the Southwest Power Pool), eight 138-kV and thirteen 69-kV lines to American Electric Power Company; by four 345-kV and eighteen 138-kV lines and three 69-kV lines to the Lower Colorado River Authority; by seven 345-kV and nine 138-kV lines to the Texas Municipal Power Agency; and at several points with smaller systems operating wholly within Texas.

ELECTRICITY DISTRIBUTION

      Oncor's electricity distribution business is responsible for the overall safe and efficient operation of distribution facilities, including power delivery, power quality and system reliability. The Oncor distribution system supplies electricity to over 2.9 million points of delivery. The electricity distribution business consists of the ownership, management, construction, maintenance and operation of the distribution system within Oncor's certificated service area. Over the past five years, the number of Oncor's distribution system premises served has been growing an average of 2% per year.

      Oncor's distribution system receives electricity from the transmission system through substations and distributes electricity to end users and wholesale customers through 2,944 distribution feeders.

      The Oncor distribution system consists of 55,472 miles of overhead primary conductors, 22,076 miles of overhead secondary and street light conductors, 12,936 miles of underground primary conductors and 7,802 miles of underground secondary and street light conductors. The majority of the distribution system operates at 25-kV and 12.5-kV.

      Most of Oncor's power lines have been constructed over lands of others pursuant to easements or along public highways, streets and right-of-ways as permitted by law.

CUSTOMERS

      Oncor's transmission customers consist of municipalities, electric cooperatives and other distribution companies. Oncor's distribution customers consist of approximately 43 REPs in Oncor's certified service area, including subsidiary REPs of TXU Energy. For the year ended December 31, 2003, delivery fee revenues from TXU Energy represented approximately 71% of Oncor's revenues. There are no individually significant unaffiliated customers upon which Oncor's business or results are highly dependent.

      Since January 1, 2002, the retail customers who purchase and consume electricity and are connected to Oncor's system have been free to choose their electricity supplier from REPs who compete for their business. The changed character of electric service, however, does not mean that the safe and reliable delivery of dependable power is any less critical to Oncor's success. Service quality, safety and reliability are of paramount importance to REPs, electricity customers, and Oncor. Oncor intends to continue to build on its inherited tradition of low cost and high performance.

REGULATION AND RATES

      See Texas Electric Industry Restructuring above for a description of the significant regulatory provisions relating to the deregulation of the Texas electric industry.

      As its operations are wholly within Texas, Oncor believes that it is not a public utility as defined in the Federal Power Act and has been advised by its counsel that it is not subject to general regulation under such Act.

      The Commission has original jurisdiction over transmission rates and services and over distribution rates and services in unincorporated areas and in those municipalities that have ceded original jurisdiction to the Commission and has exclusive appellate jurisdiction to review the rate and service orders and ordinances of municipalities. Generally, the Public Utility Regulatory Act
(PURA) prohibits the collection of any rates or charges by a public utility that do not have the prior approval of the Commission.

      At the state level, PURA, as amended, requires owners or operators of transmission facilities to provide open access wholesale transmission services to third parties at rates and terms that are non-discriminatory and comparable to the rates and terms of the utility's own use of its system. The Commission has adopted rules implementing the state open access requirements for utilities that are subject to the Commission's jurisdiction over transmission services, such as Oncor.

      Provisions of the 1999 Restructuring legislation allow Oncor to annually update its transmission rates to reflect changes in invested capital. These provisions encourage investment in the transmission system to help ensure reliability and efficiency by allowing for timely recovery of and return on new transmission investments.

                              ENVIRONMENTAL MATTERS
                              ---------------------

      US Holdings is subject to extensive environmental regulation by governmental authorities. In operating its facilities, US Holdings is required to comply with numerous environmental laws and regulations, and to obtain numerous governmental permits and approvals. If US Holdings fails to comply with these requirements, it could be subject to civil or criminal liability and fines. Existing environmental laws and regulations could be revised or reinterpreted and new laws and regulations could be adopted or become applicable to US Holdings or its facilities, including potential regulatory and enforcement developments related to air emissions.

      US Holdings may not be able to obtain or maintain all required environmental regulatory approvals. If there is a delay in obtaining any required environmental regulatory approvals or if US Holdings fails to obtain, maintain or comply with the terms of any such approval, the operation of its facilities could be stopped or become subject to additional costs. Further, at some of US Holdings' older facilities, including base load lignite and coal plants, it may be uneconomical for US Holdings to install the necessary compliance equipment, which may cause US Holdings to shut down those facilities.

      In addition, US Holdings may be responsible for any on-site liabilities associated with the environmental condition of facilities that it has acquired or developed regardless of when the liabilities arose and whether they are known or unknown. In connection with acquisitions and sales of assets, US Holdings may obtain, or be required to provide, indemnification against certain environmental liabilities. Another party could fail to meet its indemnification obligations to US Holdings.

      Air -- Under the Texas Clean Air Act, the TCEQ has jurisdiction over the permissible level of air contaminant emissions from, and permitting requirements for, generating, mining and gas delivery facilities located within the State of Texas. The New Jersey Department of Environmental Protection has jurisdiction over the emissions from TXU Energy's generation facility in New Jersey. In addition, the new source performance standards of the EPA promulgated under the Federal Clean Air Act, as amended (Clean Air Act), are being implemented by the TCEQ, and are applicable to certain generating units and ancillary equipment. TXU Energy's generation plants and mining equipment operate in compliance with applicable regulations, permits and emission standards promulgated pursuant to these acts.

      The Clean Air Act includes provisions which, among other things, place limits on the sulfur dioxide (SO2) and nitrogen oxides (NOx) emissions produced by certain generation plants. In addition to the new source performance standards applicable to SO2 and NOx, the Clean Air Act requires that fossil-fueled plants have sufficient SO2 emission allowances and meet certain NOx emission standards. TXU Energy's generation plants meet the SO2 allowance requirements and NOx emission rates. In addition, the EPA recently proposed new requirements calling for electricity generation facilities in 28 states and the District of Columbia to further reduce emissions of NOx and SO2. TXU Energy will be required to make additional emissions reductions and incur associated costs under this proposal if it is finalized in its current form.

      In January 2004, the EPA issued a proposed rule to regulate mercury emissions from power plants with the expectation that a final rule will be issued by December 2004 with an implementation date in 2008. Two different regulatory approaches are considered in the announcement and the final form of the rule is unknown. It is likely that some costs, which could be material, will be incurred for installation of additional control equipment and for facility operations and maintenance.

      The EPA has also issued rules for controlling regional haze; the impact of these rules is unknown at this time because the TCEQ has not yet implemented the regional haze requirements.

      The Bush Administration is addressing greenhouse gas emissions through its greenhouse gas emissions intensity reduction Climate VISION program. The Bush Administration and EPA have proposed the Clear Skies legislative initiative calling for reductions of SO2, NOx, and mercury from electricity generation facilities over a 15-year period. Some legislative proposals for additional regulation of SO2, NOx, mercury and carbon dioxide recently have been considered at the federal level and it is expected that additional similar proposals will be made in the future. TXU Energy continues to participate in a voluntary greenhouse gas emission reduction program and since 1995 has reported the results of its program annually to the U.S. Department of Energy. TXU Energy is also participating in a new voluntary electric utility industry sector climate change initiative in partnership with the Department of Energy. TXU Energy continues to assess the financial and operational risks posed by future regulatory or policy changes pertaining to greenhouse gas emissions and multiple emissions, but because these proposals are in the formative stages, TXU Energy is unable to predict their future impacts on the financial condition and operations of TXU Energy.

      Major air pollution control provisions of the 1999 Restructuring Legislation required a 50% reduction in NOx emissions and a 25% reduction in SO2 emissions from "grandfathered" electric utility generation plants. The first compliance period is for the year beginning May 1, 2003 through April 30, 2004. TXU Energy has obtained all permits required for the "grandfathered" plants by the 1999 Restructuring Legislation and has completed a construction program to install control equipment to achieve the required reductions. US Holdings fully anticipates that it will be in compliance with the requirements at the end of the first compliance period.

      In 2001, the Texas Clean Air Act was amended to require that "grandfathered" facilities, other than electric utility generation plants, apply for permits. TXU Energy and Oncor anticipate that the permits can be obtained for their "grandfathered" facilities without significant effects on the costs of operating these facilities.

      The TCEQ has also adopted revisions to its State Implementation Plan (SIP) rules that require an 89% reduction in NOx emissions from electricity generation plants in the Dallas-Fort Worth ozone non-attainment area and a 51% reduction in NOx emissions from electricity generation plants in East and Central Texas. Full compliance is required by May 1, 2005. TXU Energy has already made significant NOx emissions reductions to achieve the 51% reduction requirements of the 1999 Restructuring Legislation, but anticipates that additional reductions and/or modifications in plant operations will be required to achieve the 89% reductions called for in the SIP rules. Additionally, the TCEQ is expected to propose new SIP rules in 2004 to deal with 1-hour and 8-hour ozone standards. These rules could require further NOx emissions reductions from certain TXU Energy facilities.

      Water -- The TCEQ and the EPA have jurisdiction over water discharges (including storm water) from all domestic facilities. Facilities of TXU Energy and Oncor are presently in compliance with applicable state and federal requirements relating to discharge of pollutants into the water. TXU Energy and Oncor hold all required waste water discharge permits from the TCEQ for facilities in operation and have applied for or obtained necessary permits for facilities under construction. TXU Energy and Oncor believe they can satisfy the requirements necessary to obtain any required permits or renewals. Recent changes to federal rules pertaining to Spill Prevention, Control and Countermeasure Plans for oil-filled electrical equipment and bulk storage facilities for oil will require updating of certain facilities. Oncor is unable to predict at this time the impact of these changes. Clean Water Act Section 316(b) regulations pertaining to existing water intake structures are being developed by the EPA with publication scheduled for early 2004. TXU Energy is unable to predict at this time the impacts of these regulations.

      Other -- Diversion, impoundment and withdrawal of water for cooling and other purposes are subject to the jurisdiction of the TCEQ. TXU Energy possesses all necessary permits for these activities from the TCEQ for its present operations.

      Treatment, storage and disposal of solid and hazardous waste are regulated at the state level under the Texas Solid Waste Disposal Act and at the federal level under the Resource Conservation and Recovery Act of 1976, as amended, and the Toxic Substances Control Act. The EPA has issued regulations under the Resource Conservation and Recovery Act of 1976 and the Toxic Substances Control Act, and the TCEQ have issued regulations under the Texas Solid Waste Disposal Act applicable to facilities of TXU Energy and Oncor. TXU Energy has registered solid waste disposal sites and has obtained or applied for such permits as are required by such regulations.

      Under the federal Low-Level Radioactive Waste Policy Act of 1980, as amended, the State of Texas is required to provide, either on its own or jointly with other states in a compact, for the disposal of all low-level radioactive waste generated within the state. The State of Texas has agreed to a compact with the States of Maine and Vermont for a disposal facility that would be located in Texas. That compact was ratified by Congress and signed by the President in 1998. The State of Texas had proposed to license a disposal site in Hudspeth County, Texas, but in October 1998, the TCEQ denied that license application. In 2003, the State of Texas enacted legislation allowing a private entity to be licensed to accept low-level radioactive waste for disposal. TXU Energy intends to continue to ship low-level waste material off-site for as long as an alternative disposal site is available. Should existing off-site disposal become unavailable, the low-level waste material will be stored on-site. TXU Energy's on-site storage capacity is expected to be adequate until other off-site facilities become available. (See Power Production - Nuclear Production Assets above.)

      Environmental Capital Expenditures -- Capital expenditures for TXU Energy's environmental projects were $27 million in 2003 and are expected to be about $14 million in 2004. Oncor's capital expenditures for environmental matters were $2 million in 2003.

Item 3.    LEGAL PROCEEDINGS

      On July 7, 2003, a lawsuit was filed by Texas Commercial Energy (TCE) in the United States District Court for the Southern District of Texas, Corpus Christi Division, against TXU Energy and certain of its subsidiaries, as well as various other wholesale market participants doing business in ERCOT, claiming generally that defendants engaged in market manipulation, in violation of antitrust and other laws, primarily during the period of extreme weather conditions in late February 2003. An amended complaint was filed on February 3, 2004 that joined additional unaffiliated defendants. Three retail electric providers have filed motions for leave to intervene in the action alleging claims substantially identical to TCE's. In addition, approximately 25 purported former customers of TCE have filed a motion to intervene in the action alleging claims substantially identical to TCE's both on their own behalf and on the behalf of a punitive basis of all former customers of TCE. US Holdings believes that it has not committed any violation of the antitrust laws and the Commission's investigation of the market conditions in late February 2003 has not resulted in any findings adverse to TXU Energy. Accordingly, US Holdings believes that TCE's and the interveners' claims against TXU Energy and its subsidiary companies are without merit and TXU Energy and its subsidiaries intend to vigorously defend the lawsuit. US Holdings is unable to estimate any possible loss or predict the outcome of this action.

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

      On March 10, 2003, a lawsuit was filed by Kimberly P. Killebrew in the United States District Court for the Eastern District of Texas, Lufkin Division, against TXU Corp. and TXU Portfolio Management, asserting generally that defendants engaged in manipulation of the wholesale electric market, in violation of antitrust and other laws. Due to the death of the federal district judge in Lufkin, this case has been transferred to the Beaumont Division of the Eastern District of Texas. This action is brought by an individual, alleged to be a retail consumer of electricity, on behalf of herself and as a proposed representative of a putative class of retail purchasers of electricity that are similarly situated. On September 15, 2003, defendants filed a motion to dismiss the lawsuit and a motion to transfer the case to the Northern District of Texas, Dallas Division. TXU Corp. believes that the plaintiff lacks standing to assert any antitrust claims against TXU Corp. or TXU Portfolio Management, and that defendants have not violated antitrust laws or other laws as claimed by the plaintiff. Therefore, TXU Corp. believes that plaintiff's claims are without merit and plans to vigorously defend the lawsuit. TXU Corp. is unable to estimate any possible loss or predict the outcome of this action.

      General -- In addition to the above, US Holdings is involved in various other legal and administrative proceedings the ultimate resolution of which, in the opinion of each, should not have a material effect upon its financial position, results of operations or cash flows.

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.


                                     PART II

Item 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      Not applicable. All of US Holdings' common stock is owned by TXU Corp. Reference is made to Note 10 to Financial Statements regarding limitations upon payment of dividends on common stock of US Holdings.

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

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

Item 9A.   CONTROLS AND PROCEDURES

      An evaluation was performed under the supervision and with the participation of US Holdings' management, including the principal executive officer and principal financial officer, of the effectiveness of the design and operation of the disclosure controls and procedures in effect as of December 31, 2003. Based on the evaluation performed, US Holdings' management, including the principal executive officer and principal financial officer, concluded that the disclosure controls and procedures were effective.

      There have been no significant changes in US Holdings' internal controls over financial reporting for its continuing operations that have occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, US Holdings' internal controls over financial reporting.

                                    PART III

Item 10.   DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

         Identification of Directors, business experience and other directorships:

                               Other Positions and
                                Offices Presently      Date First Elected as         Present Principal Occupation or
                              Held With US Holdings           Director                   Employment and Principal
                              (Current Term Expires    (Current Term Expires         Business (Preceding Five Years),
  Name of Director     Age         in May 2004)             in May 2004)                   Other Directorships
----------------------------------------------------- -------------------------  -----------------------------------------


H. Dan Farell           54        Executive Vice            May 16, 2003         Executive  Vice  President  and  Chief
                               President and Chief                                 Financial   Officer  of  TXU  Corp.;
                                Financial Officer                                  prior  thereto,   President  of  TXU
                                                                                   Gas;  prior  thereto,  President  of
                                                                                   TXU   Electric;    prior    thereto,
                                                                                   Executive   Vice  President  of  TXU
                                                                                   Electric;    other    directorships:
                                                                                   Oncor,   Oncor   Electric   Delivery
                                                                                   Transition  Bond  Company  LLC,  TXU
                                                                                   Energy and TXU Gas.

Michael J. McNally      49             None              February 16, 1996       Executive   Vice   President   of  TXU
                                                                                   Corp.;   prior  thereto,   Executive
                                                                                   Vice  President and Chief  Financial
                                                                                   Officer   of   TXU   Corp.;    other
                                                                                   directorships:   Oncor,  TXU  Energy
                                                                                   and TXU Gas.

Eric H. Peterson        43             None               November 1, 2002       Executive  Vice  President and General
                                                                                   Counsel   of   TXU   Corp.;    prior
                                                                                   thereto,  Senior Vice  President and
                                                                                   General   Counsel  of  DTE   Energy;
                                                                                   prior  thereto,  partner  in the law
                                                                                   firm   of   Worsham,    Forsythe   &
                                                                                   Wooldridge;   other   directorships:
                                                                                   Oncor,   Oncor   Electric   Delivery
                                                                                   Transition  Bond  Company  LLC,  TXU
                                                                                   Energy and TXU Gas.

C. John Wilder          45    Chairman of the Board        March 15, 2004        President  and Chief  Executive of TXU
                               and Chief Executive                                 Corp.;   prior  thereto,   Executive
                                                                                   Vice President and Chief  Financial
                                                                                   Officer of Entergy Corporation;
                                                                                   other directorships: TXU Corp., Oncor,
                                                                                   Oncor Electric Delivery Transition
                                                                                   Bond Company LLC, TXU Energy and
                                                                                   TXU Gas.

Directors of US Holdings receive no compensation in their capacity as Directors.

     Identification of Executive Officers and business experience:


                                 Positions and Offices     Date First Elected to
                                     Presently Held            Present Offices
                                 (Current Term Expires     (Current Term Expires           Business Experience
  Name of Officer      Age            in May 2004)              in May 2004)             (Preceding Five Years)
-------------------- --------    -----------------------   ----------------------- ---------------------------------------

C.John Wilder         45        Chairman of the Board         March 15, 2004      President  and  Chief  Executive  of
                                  and Chief Executive                                TXU Corp.; prior thereto,
                                                                                     Executive Vice President and
                                                                                     Chief Financial Officer of
                                                                                     Entergy Corporation.

H. Dan Farell          54            Executive Vice            March 15, 2004      Executive  Vice  President and Chief
                                  President and Chief                                Financial  Officer  of TXU  Corp.;
                                    Financial Officer                                prior thereto, President of TXU Gas;
                                                                                     prior thereto, President of TXU Electric;
                                                                                     prior thereto, Executive Vice President
                                                                                     of TXU Electric.

T. L. Baker            58         President and Chief          March 15, 2004      Executive Vice President of TXU Corp. and
                                 Executive, TXU Energy                               President and Chief Executive of
                                                                                     TXU Energy; prior thereto, Executive
                                                                                     Vice President of TXU Corp. and President
                                                                                     of TXU Energy; prior thereto, Vice
                                                                                     Chairman of Oncor and TXU Gas; prior therto,
                                                                                     President of TXU Electric Company; prior
                                                                                     thereto, President, Electric Service
                                                                                     Division of TXU Electric Company and TXU Gas
                                                                                     Distribution Division of TXU Gas.

M. S. Greene           58          Vice Chairman and           March 15, 2004      Vice  Chairman  and Chief  Executive
                                 Chief Executive, Oncor                              of  Oncor   and  TXU  Gas;   prior
                                                                                     thereto, Vice Chairman of Oncor and
                                                                                     TXU Gas; prior thereto, President of
                                                                                     Oncor; prior thereto, President of
                                                                                     TXU Lone Star Pipeline and Transmission
                                                                                     Division of TXU Electric; prior thereto,
                                                                                     Executive Vice President of TXU
                                                                                     Fuel.

R. D. Trimble          55           President, Oncor           August 4, 2003      President  of  Oncor;  prior  thereto,
                                                                                     Senior Vice President of Oncor; prior
                                                                                     thereto, Senior Vice President of Oncor
                                                                                     and TXU Gas  Distribution  Division  of  TXU
                                                                                     Gas;  prior  thereto,   Senior  Vice
                                                                                     President of US Holdings.

There is no family relationship between any of the above-named Directors and Executive Officers.

Item 11.  EXECUTIVE COMPENSATION

                             EXECUTIVE COMPENSATION

         US Holdings (the Company) and its affiliates have paid and awarded compensation during the last three calendar years to the executive officers named in the Summary Compensation Table for services in all capacities. Amounts reported in the Table as Bonus and LTIP Payouts for any calendar year reflect the performance of the individual and TXU Corp. in prior periods. Information relating to compensation provided in 2004 based on performance in 2003 is contained in the Organization and Compensation Committee Report on Executive Compensation.

                                               SUMMARY COMPENSATION TABLE

                                         Annual Compensation                   Long-Term Compensation
                                  -----------------------------------  ---------------------------------------
                                                                                Awards            Payouts
                                                                       -------------------------  ------------
                                                           Other
                                                           Annual      Restricted   Securities                  All Other
                                                           Compen-        Stock     Underlying       LTIP        Compen-
        Name and                   Salary        Bonus     sation         Awards     Options/       Payouts      sation
   Principal Position     Year       ($)        ($)(7)       ($)          ($)(8)     SARs (#)       ($)(9)       ($)(10)
------------------------- ------  ----------   ----------  ----------  -----------  ------------  ------------  ----------

Erle Nye (1) (11).....    2003      966,667            0      ---        213,750       ---             1,531      482,911
  Chairman of the Board   2002    1,037,500    1,950,000      ---        236,250       ---         4,286,400      299,985
  and Chief Executive     2001      964,583      475,000      ---        694,375       ---           519,747      222,658
  of the Company

H. Dan Farell (2)(11)..   2003      366,667            0      ---         84,375       ---            12,683       62,236
  Executive Vice          2002      323,333      180,000      ---         73,125       ---           349,638       64,258
  President of the        2001      304,583       80,500      ---        151,375       ---            61,290       47,455
  Company

T.L. Baker (3)(11)....    2003      516,667            0      ---        112,500       ---            17,047      114,620
  President, TXU          2002      495,000      500,000      ---        112,500       ---         1,109,770      119,960
  Energy Company LLC      2001      449,167      125,000      ---        230,750       ---           111,800       89,374

M.S.Greene (4)(11)....    2003      341,708       98,400      ---         73,800       ---            12,683       77,110
  Vice Chairman, Oncor    2002      326,667      200,000      ---         73,800       ---           351,516       82,420
                          2001      311,667       81,500      ---        153,500       ---            18,659       62,710

R. D. Trimble (5)(11).    2003      216,625       62,100      ---         46,575       ---             7,965       42,922
  President, Oncor        2002      205,667       90,252      ---         46,575       ---           233,343       42,946
                          2001      195,250       42,500      ---         87,275       ---            12,191       35,023

Brian N. Dickie (6)(11)   2003      585,278            0      ---        193,500       ---                 0    1,394,210
  President, TXU Energy   2002      856,667      625,000      ---        193,500       ---         1,071,600      122,629
  Company LLC             2001      823,333      252,500      ---        441,500       ---                 0       83,229
  (until August 8, 2003)

-----------------------

(1)   Compensation amounts represent compensation paid by TXU Corp.

(2) Compensation amounts represent compensation paid by Oncor and, beginning February 21, 2003, TXU Business Services Company.

(3) Mr. Baker was elected President of TXU Energy effective August 8, 2003. Compensation amounts represent compensation paid by Oncor and, beginning August 8, 2003, TXU Energy.

(4)   Compensation amounts represent compensation paid by Oncor.

(5)   Compensation amounts represent compensation paid by Oncor.

(6) Mr. Dickie resigned as President of TXU Energy effective August 8, 2003. Compensation amounts represent compensation paid by TXU Energy.

(7) Amounts reported as Bonus in the Summary Compensation Table are attributable principally to the named executive officers' participation in the TXU Annual Incentive Plan (AIP). No AIP awards for 2002 performance were provided in 2003 to any officers. Under the terms of the AIP effective in 2003, target incentive awards ranging from 20% to 75% of base salary, with a maximum award of 100% of base salary, are established. The percentage of the target or maximum actually awarded, if any, is dependent upon the attainment of per share net income goals established in advance by the Organization and Compensation Committee (Committee), as well as the Committee's evaluation of the participant's and TXU Corp.'s performance. The amounts reported as Bonus for Messrs. Greene and Trimble represent special bonuses awarded in February 2003 in recognition of their significant contributions in their areas of responsibility.

(8) Amounts reported as Restricted Stock Awards in the Summary Compensation Table are attributable to the named officer's participation in the Deferred and Incentive Compensation Plan (DICP). Participants in the DICP may defer a percentage of their base salary not to exceed a maximum percentage determined by the Committee for each plan year and in any event not to exceed 15% of the participant's base salary. Salary deferred under the DICP is included in amounts reported as Salary in the Summary Compensation Table. TXU Corp. makes a matching award (Matching Award) equal to 150% of the participant's deferred salary. Prior to 2002, one-half of any AIP award (Incentive Award) was deferred and invested under the DICP. Matching Awards are subject to forfeiture under certain circumstances. Under the DICP, a trustee purchases TXU Corp. common stock with an amount of cash equal to each participant's deferred salary and Matching Award, and accounts are established for each participant containing performance units (Units) equal to such number of common shares. DICP investments, including reinvested dividends, are restricted to TXU Corp. common stock, and the value of each unit credited to participants' accounts equals the value of a share of TXU Corp. common stock and is at risk based on the performance of the stock. On the expiration of the five year maturity period, the value of the participant's maturing accounts are paid in cash based upon the then current value of the Units; provided, however, that in no event will a participant's account be deemed to have a cash value which is less than the sum of such participant's deferrals together with 6% per annum interest compounded annually. Participants may elect to defer amounts that would otherwise mature under the DICP, under and subject to the provisions of the Salary Deferral Program (SDP) as discussed in footnote (10). The maturity period is waived if the participant dies or becomes totally and permanently disabled and may be extended under certain circumstances.

      Matching Awards that have been made under the DICP are included under Restricted Stock Awards in the Summary Compensation Table. As a result of these awards, undistributed Matching and Incentive Awards made in prior years and dividends reinvested thereon, the number and market value at December 31, 2003 of such Units (each of which is equal to one share of common stock) held in the DICP accounts for Messrs. Nye, Farell, Baker, Greene, Trimble and Dickie were 61,320 ($1,454,510), 13,628 ($323,256),
      19,484 ($462,160), 13,145 ($311,799), 8,175 ($193,911) and 35,896
      ($851,453), respectively.

(9) Amounts reported as LTIP Payouts in the Summary Compensation Table for 2003 reflect earnings distributed during the year on salaries previously deferred under the DICP. Amounts reported for 2002 and 2001 also include the vesting and distribution of performance-based restricted stock awards under the Long-Term Incentive Compensation Plan (LTICP). For the LTICP cycle ending in 2003, no awards were earned.

      The LTICP is a comprehensive, stock-based incentive compensation plan providing for common stock-based awards, including performance-based restricted stock. Outstanding awards, as of December 31, 2003, of performance-based restricted stock to the named executive officers may vest at the end of a two-year or three-year performance period, depending on the award, and provide for an ultimate distribution of from 0% to 200% of the number of the shares initially awarded, based on TXU Corp.'s total return to shareholders over such performance period compared to the total returns provided by the companies comprising the Standard & Poor's 500 Electric Utilities Index. Dividends on restricted shares are reinvested in TXU Corp. common stock and are paid in cash upon release of the restricted shares. Under the terms of the LTICP, the maximum amount of any award that may be paid in any one year to any of the named executive officers is the fair market value of 100,000 shares of TXU Corp.'s common stock determined as of the first day of such calendar year. The portion of any award that, based on such limitation, cannot be fully paid in any year is deferred until a subsequent year when it can be paid. Based on TXU Corp.'s total return to shareholders over the three-year period ending March 31, 2003 compared to the returns provided by the companies comprising the Standard & Poor's 500 Electric Utilities Index, all of the performance-based restricted shares awarded in May 2000 were forfeited.

      As a result of restricted stock awards under the LTICP, and reinvested dividends thereon, the number of shares of restricted stock and the market value of such shares at December 31, 2003 held for Messrs. Nye, Farell, Baker, Greene, Trimble and Dickie were 459,405 ($10,897,087), 48,594 ($1,152,650), 136,681 ($3,242,073), 53,702 ($1,273,811), 21,743 ($515,744)
      and 66,047 ($1,566,635), respectively.

      As noted, salaries deferred under the DICP are included in amounts reported as Salary in the Summary Compensation Table. Amounts shown in the table below represent the number of shares purchased under the DICP with such deferred salaries for 2003 and the number of shares awarded under the LTICP.

                     LONG-TERM INCENTIVE PLANS - AWARDS IN LAST FISCAL YEAR

                            Deferred and Incentive
                               Compensation Plan
                                    (DICP)                         Long-Term Incentive Compensation Plan (LTICP)
                          ----------------------------  --------------------------------------------------------------
                           Number of     Performance     Number of      Performance
                            Shares,       or Other         Shares,        or Other
                           Units or     Period Until      Units or      Period Until
                             Other      Maturation or      Other       Maturation or       Estimated Future Payouts
         Name              Rights (#)      Payout         Rights (#)        Payout          Minimum (#)     Maximum (#)
         ----              ----------      ------         ----------        ------          -----------     -----------


     Erle Nye..........      7,888         5 Years         80,000         2 Years            0            160,000

                                                           80,000         3 Years            0            160,000

     H. Dan  Farell....      3,113         5 Years         16,000         2 Years            0             32,000

                                                           16,000         3 Years            0             32,000

     T. L. Baker.......      4,151         5 Years         40,000         2 Years            0             80,000

                                                           40,000         3 Years            0             80,000

     M. S. Greene......      2,724         5 Years         18,000         2 Years            0             36,000

                                                           18,000         3 Years            0             36,000

     R. D. Trimble.....      1,719         5 Years          7,000         2 Years            0             14,000

                                                            7,000         3 Years            0             14,000

     Brian N. Dickie...      7,140         5 Years         30,000         2 Years            0             60,000

                                                           30,000         3 Years            0             60,000

(10) Amounts reported as All Other Compensation in the Summary Compensation Table are attributable to the named executive officer's participation in certain plans and as otherwise described in this footnote.

      Under the TXU Thrift Plan (Thrift Plan) all eligible employees of TXU Corp. and any of its participating subsidiaries may invest a portion of their regular salary or wages in common stock of TXU Corp., or in a variety of selected mutual funds. Under the Thrift Plan, TXU Corp. matches a portion of an employee's contributions. TXU Corp.'s matching contribution is 75% of the first 6% of the employee's contribution for employees covered under the traditional defined benefit component of the TXU Retirement Plan, and 100% of the first 6% of the employee's contribution for employees covered under the cash balance component of the TXU Retirement Plan. All matching contributions are invested in common stock of TXU Corp. The amounts reported under All Other Compensation in the Summary Compensation Table include these matching amounts which, for Messrs. Nye, Farell, Baker, Greene, Trimble and Dickie were $12,000, $9,000, $9,000, $9,000, $7,727 and $8,691, respectively, during 2003.

      Under the Salary Deferral Program (SDP) each employee of TXU Corp. and its participating subsidiaries whose annual salary is equal to or greater than an amount established under the SDP ($107,930 for the program year beginning January 1, 2003) may elect to defer up to 50% of annual base salary, and/or up to 100% of any bonus or incentive award and certain maturing DICP awards, for a period of seven years, for a period ending with the retirement of such employee, or for a combination thereof. TXU Corp. makes a matching award, subject to forfeiture under certain circumstances, equal to 100% of up to the first 8% of salary deferred under the SDP; provided that employees who first become eligible to participate in the SDP on or after January 1, 2002, who are also eligible, or become eligible, to participate in the DICP, are not eligible to receive any SDP matching awards. Salaries and bonuses deferred under the SDP are included in amounts reported under Salary and Bonus, respectively, in the Summary Compensation Table. Deferrals are credited with earnings or losses based on the performance of investment alternatives under the SDP selected by each participant. At the end of the applicable maturity period, the trustee for the SDP distributes the deferrals and the applicable earnings in cash as a lump sum or in annual installments. TXU Corp. is financing the retirement option portion of the SDP through the purchase of corporate-owned life insurance on the lives of participants. The proceeds from such insurance are expected to allow TXU Corp. to fully recover the cost of the retirement option. During 2003, matching awards, which are included under All Other Compensation in the Summary Compensation Table, were made for Messrs. Nye, Farell, Baker, Greene, Trimble and Dickie in the amounts of $77,333, $29,333, $41,333, $34,367,
      $17,440 and $46,822, respectively. Under the TXU Split-Dollar Life Insurance Program (Insurance Program) split-dollar life insurance policies are purchased for eligible corporate officers of TXU Corp. and its participating subsidiaries. The eligibility provisions of the Insurance Program were modified in 2003 so that no new participants will be added after December 31, 2003. The death benefit of participants' insurance policies are equal to two, three or four times their annual Insurance Program compensation depending on their officer category. Individuals who first became eligible to participate in the Insurance Program after October 15, 1996, vest in the policies issued under the Insurance Program over a six-year period. TXU Corp. pays the premiums for the policies and has received a collateral assignment of the policies equal in value to the sum of all of its insurance premium payments; provided that, with respect to executive officers, premium payments made after August 1, 2002, are made on a non-split-dollar life insurance basis and TXU Corp.'s rights under the collateral assignment are limited to premium payments made prior to August 1, 2002. Although the Insurance Program is terminable at any time, it is designed so that if it is continued, TXU Corp. will fully recover all of the insurance premium payments covered by the collateral assignments either upon the death of the participant or, if the assumptions made as to policy yield are realized, upon the later of 15 years of participation or the participant's attainment of age 65. During 2003, the economic benefit derived by Messrs. Nye, Farell, Baker, Greene, Trimble and Dickie from the term insurance coverage provided and the interest foregone on the remainder of the insurance premiums paid by TXU Corp. amounted to $193,578, $23,903, $64,287, $33,743, $17,755 and $31,792, respectively.

      The amount reported as All Other Compensation for Mr. Nye for 2003 includes $200,000 as provided for in his employment agreement as discussed in footnote (11).

      The amount reported as All Other Compensation for 2003 for Mr. Dickie includes a severance payment of $1,306,905 as provided for in his employment agreement as discussed in footnote (11).

(11) TXU Corp. has entered into employment agreements with Messrs. Nye, Farell, Baker, Greene, Trimble and Dickie as hereinafter described in this footnote.

      Effective June 1, 2002, TXU Corp. entered into a new employment agreement with Mr. Nye, which superseded his previous employment agreement. The new agreement provides for an initial term expiring May 31, 2005, and a secondary term expiring May 31, 2007. During the initial term, Mr. Nye will continue to serve as TXU Corp.'s Chairman of the Board and Chief Executive until such time as his successor is elected at which time Mr. Nye may continue as TXU Corp.'s Chairman of the Board and/or in such other executive position as he and TXU Corp. may mutually agree upon. During the secondary term, Mr. Nye will continue as an employee of TXU Corp. or, with TXU Corp.'s approval, he may retire and serve TXU Corp. in a consulting capacity through the expiration of the secondary term. Mr. Nye will, during the initial term, be entitled to a minimum annual base salary of $1,050,000, eligibility for an annual bonus under the terms of the AIP, and minimum annual restricted stock awards of 40,000 shares under the LTICP. The agreement also provides for a special payment of $1,000,000 in consideration for his entering into the new agreement which amount is payable in equal annual installments over a five year period. During the secondary term, Mr. Nye will be entitled to an annual base salary equal to 75% of his base salary prior to expiration of the initial term and eligibility for a prorated bonus under the terms of the AIP for the 2005 AIP plan year. The agreement also provides Mr. Nye with certain benefits following his retirement, including administrative support, annual medical examinations and financial planning services. The agreement also reconfirms TXU Corp.'s prior agreement to fund the retirement benefit to which Mr. Nye will be entitled under TXU Corp.'s supplemental retirement plan. Additionally, the agreement entitles Mr. Nye to certain severance benefits in the event he dies, becomes disabled, is terminated without cause or resigns or retires with TXU Corp.'s approval during the term of the agreement, including the base salary and annual incentive awards he would have received; continued payment of the remaining special award installments; a payment in lieu of foregone and forfeited incentive compensation; and health care benefits. The agreement also provides for compensation and benefits under certain circumstances following a change-in-control of TXU Corp. during the initial term, including a payment equal to the greater of three times his annualized base salary and target bonus or the total base salary and bonus he would have received for the remainder of the term of the agreement; any unpaid portion of the special bonus; a payment in lieu of foregone and forfeited incentive compensation; health care benefits; and a tax gross-up payment to offset any excise tax which may result from such change-in-control payments.
      TXU Business Services Company entered into an employment agreement with Mr. Farell effective February 28, 2003. The agreement provides for the continued service by Mr. Farell through February 28, 2006 (Term). Under the terms of the agreement, Mr. Farell will, during the Term, be entitled to a minimum annual base salary of $375,000 and to participate in all employee benefit plans to the extent he is eligible by virtue of his employment with TXU Corp. The agreement entitles Mr. Farell to certain severance benefits in the event he is terminated without cause during the Term, including a payment equal to the greater of his annualized base salary and target bonus, or the total amount of base salary and target bonuses he would have received for the remainder of the Term; a payment in lieu of forfeited incentive compensation; and health care benefits. The agreement also provides for compensation and benefits under certain circumstances following a change-in-control of TXU Corp. during the Term, including a payment equal to three times his annualized base salary and target bonus; a payment in lieu of foregone and forfeited incentive compensation; health care benefits and a tax gross-up payment to offset any excise tax which may result from such change-in-control payments.

      TXU Corp. entered into an employment agreement with Mr. Baker effective July 1, 2000. The agreement, as amended, provides for the continued service by Mr. Baker through February 28, 2006 (Term). Under the terms of the agreement, Mr. Baker will, during the Term, be entitled to a minimum annual base salary of $420,000, eligibility for an annual bonus under the terms of the AIP, and minimum restricted stock awards of 12,000 shares under the LTICP. The agreement entitles Mr. Baker to certain severance benefits in the event he is terminated without cause during the Term, including a payment equal to the greater of his annualized base salary and target bonus, or the total amount of base salary and target bonuses he would have received for the remainder of the Term; a payment in lieu of foregone and forfeited incentive compensation; and health care benefits. The agreement also provides for compensation and benefits under certain circumstances following a change-in-control of TXU Corp. during the Term, including a payment equal to three times his annualized base salary and target bonus; a payment in lieu of foregone and forfeited incentive compensation; health care benefits and a tax gross-up payment to offset any excise tax which may result from such change-in-control payments.

      TXU Corp. entered into an employment agreement with Mr. Greene effective July 1, 2000. The agreement, as amended, provides for the continued service by Mr. Greene through June 30, 2006 (Term). Under the terms of the agreement, Mr. Greene will, during the Term, be entitled to a minimum annual base salary of $300,000, eligibility for an annual bonus under the terms of the AIP, and minimum restricted stock awards of 5,000 shares under the LTICP. The agreement entitles Mr. Greene to certain severance benefits in the event he is terminated without cause during the Term, including a payment equal to the greater of his annualized base salary and target bonus, or the total amount of base salary and target bonuses he would have received for the remainder of the Term; a payment in lieu of foregone and forfeited incentive compensation; and health care benefits. The agreement also provides for compensation and benefits under certain circumstances following a change-in-control of TXU Corp. during the Term, including a payment equal to three times his annualized base salary and target bonus; a payment in lieu of foregone and forfeited incentive compensation; health care benefits and a tax gross-up payment to offset any excise tax which may result from such change-in-control payments.

      Oncor entered into an employment agreement with Mr. Trimble effective March 12, 2003. The agreement provides for the continued service by Mr. Trimble through March 12, 2006 (Term). Under the terms of the agreement, Mr. Trimble will, during the Term, be entitled to a minimum annual base salary of $207,000 and to participate in all employee benefit plans to the extent he is eligible by virtue of his employment. The agreement entitles Mr. Trimble to certain severance benefits in the event he is terminated without cause during the Term, including a payment equal to the greater of his annualized base salary and target bonus, or the total amount of base salary and target bonuses he would have received for the remainder of the Term; a payment in lieu of forfeited incentive compensation; and health care benefits. The agreement also provides for compensation and benefits under certain circumstances following a change-in-control of TXU Corp. during the Term, including a payment equal to three times his annualized base salary and target bonus; a payment in lieu of foregone and forfeited incentive compensation; health care benefits and a tax gross-up payment to offset any excise tax which may result from such change-in-control payments.

      Mr. Dickie resigned his employment with TXU Energy effective August 8, 2003. TXU Corp. had previously entered into an employment agreement with Mr. Dickie, effective December 3, 2002, which had superseded and replaced his previous employment agreement. Under the terms of the agreement, Mr. Dickie was entitled during the term, which would have expired May 31, 2005, to a minimum annual base salary of $860,000, eligibility for an annual bonus under the AIP, minimum annual restricted stock awards of 15,000 shares under the LTICP, and certain special retirement compensation. Under the terms of the agreement, Mr. Dickie received certain severance benefits upon his resignation, including a payment equal to his annual base salary and target bonus, payments for otherwise forfeited incentive compensation, and health care benefits.

         TXU Corp. and its participating subsidiaries maintain a retirement plan (Retirement Plan), which is qualified under applicable provisions of the Internal Revenue Code of 1986, as amended (Code). The Retirement Plan contains both a traditional defined benefit component and a cash balance component. Annual retirement benefits under the traditional defined benefit component, which applied during 2003 to each of the named officers other than Mr. Nye, are computed as follows: for each year of accredited service up to a total of 40 years, 1.3% of the first $7,800, plus 1.5% of the excess over $7,800, of the participant's average annual earnings during his or her three years of highest earnings. The cash balance component covers all employees who first become eligible to participate in the Retirement Plan on or after January 1, 2002, and employees previously covered under the traditional defined benefit component who elected to convert the actuarial equivalent of their accrued traditional defined benefit to the cash balance plan component. Mr. Nye elected to convert to the cash balance component. Under the cash balance component, hypothetical accounts are established for participants and credited with monthly contribution credits equal to a percentage of the participant's compensation (3.5%, 4.5%, 5.5% or 6.5% depending on the participant's combined age and years of accredited service) and interest credits based on the average yield of the 30-year Treasury bond for the 12 months ending November 30 of the prior year. Amounts reported under Salary for the named executive officers in the Summary Compensation Table approximate earnings as defined under the traditional defined benefit component of the Retirement Plan without regard to any limitations imposed by the Code. Benefits paid under the traditional defined benefit component of the Retirement Plan are not subject to any reduction for Social Security payments but are limited by provisions of the Code. Based on benefits accrued under the cash balance component of the Retirement Plan as of December 31, 2003, the estimated annual benefit payable in the form of a straight-life annuity as of that date for Mr. Nye is $1,259,968. As of December 31, 2003, years of accredited service under the Retirement Plan for Messrs. Nye, Farell, Baker, Greene, Trimble and Dickie were 40, 29, 33, 33, 30 and 7, respectively.

                            PENSION PLAN TABLE

                                                               Years of Service
                            ----------------------------------------------------------------------------------------

  Remuneration                    20               25                 30                35                  40
----------------------      -------------    --------------     -------------    ----------------    ---------------
         $ 50,000                $14,688          $ 18,360           $22,032             $25,704            $29,376
          100,000                 29,688            37,110            44,532              51,954             59,376
          200,000                 59,688            74,610            89,532             104,454            119,376
          400,000                119,688           149,610           179,532             209,454            239,376
          800,000                239,688           299,610           359,532             419,454            479,376
        1,000,000                299,688           374,610           449,532             524,454            599,376
        1,400,000                419,688           524,610           629,532             734,454            839,376
        1,800,000                539,688           674,610           809,532             944,454          1,079,376
        2,000,000                599,688           749,610           899,532           1,049,454          1,199,376


         TXU Corp.'s supplemental retirement plan (Supplemental Plan) provides for the payment of retirement benefits, which would otherwise be limited by the Code or the definition of earnings in the Retirement Plan, as well as retirement compensation not payable under the Retirement Plan which TXU Corp. or its participating subsidiaries are obligated to pay. Under the Supplemental Plan, retirement benefits are calculated in accordance with the same formula used under the qualified plan, except that, with respect to calculating the portion of the Supplemental Plan benefit attributable to service under the traditional defined benefit component of the Retirement Plan, earnings also include AIP awards (100% of the AIP awards for 2003 and 2002 and 50% of the AIP award for 2001 are reported under Bonus for the named officers in the Summary Compensation Table). The table set forth above illustrates the total annual benefit on a straight-life basis payable at retirement under the Retirement Plan inclusive of benefits payable under the Supplemental Plan, prior to any reduction for earlier-than-normal or a contingent beneficiary option which may be selected by participants.

         The following report and performance graph are presented herein for information purposes only. This information is not required to be included herein and shall not be deemed to form a part of this report to be "filed" with the Securities and Exchange Commission. The report set forth hereinafter is the report of the Organization and Compensation Committee of the Board of Directors of TXU Corp., as currently expected to be filed with the SEC in the proxy statement of TXU Corp. on or about April 5, 2004, and is illustrative of the methodology utilized in establishing the compensation of executive officers of US Holdings. References in the report to the "Company" are references to TXU Corp. and references to "this proxy statement" are references to TXU Corp.'s proxy statement in connection with TXU Corp.'s 2004 annual meeting of shareholders.

             ORGANIZATION AND COMPENSATION COMMITTEE REPORT
                        ON EXECUTIVE COMPENSATION

         The Organization and Compensation Committee of the Board of Directors:
(i) reviews and approves corporate goals and objectives relevant to the compensation of the Chief Executive Officer (CEO), evaluates the CEO's performance in light of those goals and objectives and determines and approves the CEO's compensation based on such evaluation; (ii) oversees the evaluation of senior executives and makes recommendations to the Board with respect to equity-based and other compensation plans, policies and practices; (iii) reviews and discusses with the Board executive management succession planning; and (iv) makes recommendations to the Board with respect to the compensation of the Company's non-employee Directors. The role and responsibilities of the Committee are fully set forth in the Committee's written charter which was approved by the Board of Directors and which is posted on the Company's website. The Committee consists only of directors of the Company who satisfy the requirements for independence under applicable law and regulations of the SEC and the NYSE and is chaired by J. E. Oesterreicher. The Committee has directed the preparation of this report and has approved its content and submission to the shareholders.

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

         In furtherance of these policies, nationally recognized compensation consultants have been retained to assist the Committee in its periodic reviews of compensation and benefits provided to officers. As provided in its charter, the Committee has the sole authority to retain any compensation consultant used to assist in the evaluation of compensation provided to officers and directors. The consultants' evaluations include comparisons to comparable utilities and energy companies as well as to general industry with respect both to the level and composition of officers' compensation.

         The compensation of the officers of the Company consists principally of base salaries, the opportunity to earn an incentive award under the Annual Incentive Plan (AIP), awards of performance-based restricted shares under the Long-Term Incentive Compensation Plan (Long-Term Plan) and, to a lesser extent, the opportunity to participate in the Deferred and Incentive Compensation Plan
(DICP). Awards under the AIP are directly related to annual performance as evaluated by the Committee. The ultimate value, if any, of awards of performance-based restricted shares under the Long-Term Plan, as well as the value of future payments under the DICP are directly related to the future performance of the Company's common stock. It is anticipated that performance-based incentive awards under the AIP and the Long-Term Plan, will, in future years, continue to constitute a substantial percentage of the officers' total compensation.

         The AIP, which was first approved by the shareholders in 1995 and reapproved in 2000, is administered by the Committee and provides an objective framework within which annual performance can be evaluated by the Committee. Depending on the results of such performance evaluations, and the attainment of the per share net income goals established in advance, the Committee may provide annual incentive compensation awards to eligible officers. The evaluation of each individual participant's performance may be based upon the attainment of a combination of corporate, group, business unit, function and/or individual objectives. The Company's annual performance is evaluated based upon its total return to shareholders, return on invested capital and earnings growth, as well as other measures such as competitiveness, service quality and employee safety. The combination of individual and Company results, together with the Committee's evaluation of the competitive level of compensation which is appropriate for such results, determines the amount of annual incentive, if any, actually awarded. Awards under the AIP constitute the principal annual incentive component of officers' compensation.

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

         In establishing levels of executive compensation, the Committee has reviewed various performance and compensation data, including the performance measures under the AIP and the reports of its compensation consultant. Information was also gathered from industry sources and other published and private materials which provided a basis for comparing comparable electric and gas utilities and other survey groups representing a large variety of business organizations. Included in the data considered were the comparative returns provided by the largest electric and gas utilities as represented by the returns of the Standard & Poor's 500 Electric Utilities Index which are reflected in the graph on page 25. Compensation amounts were established by the Committee based upon its consideration of the above comparative data and its subjective evaluation of Company and individual performance at levels consistent with the Committee's policy relating to total direct compensation.

         Since its last report to shareholders which was published in the proxy statement for the 2003 annual meeting of shareholders, the Committee has considered officers' compensation matters at several meetings. The results of Committee actions taken in 2003 are included in the Summary Compensation Table and related materials on pages 14 through 19 of this proxy statement. Generally speaking, actions taken at those meetings reflected the Company's business reversals in late 2002 and included freezing executive officers' salaries and not providing any AIP awards for 2002 performance. Additionally, with respect to the Long-Term Plan, the Committee determined that the Company's performance for the three years ended in March of 2003 did not permit the payment of performance-based restricted stock awards which had been made in May of 2000 and such awards were completely forfeited. Moreover, it is anticipated that similar awards provided in 2001 and 2002 for performance periods ending in 2004 and 2005 may also be completely or partially forfeited depending on returns during the remainder of the relevant performance periods.

         At its meetings in February 2003 and February 2004, the Committee provided awards of performance-based restricted shares under the Long-Term Plan to officers and other key employees. The ultimate value of all of such awards, if any, will be determined by the Company's total return to shareholders over future performance periods compared to the total returns for those periods of the companies comprising the Standard & Poor's 500 Electric Utilities Index. Depending upon the Company's relative total return for such periods, the officers may earn from 0% to 200% of the original award, and their compensation is, thereby, directly related to shareholder value. All of the awards contemplate that 200% of the original award will be provided if the Company's total return is in the 81st percentile or above of the returns of the companies comprising the Standard & Poor's 500 Electric Utilities Index and that such percentage of the original award will be reduced as the Company's return compared to the returns provided by the companies in the Index declines so that 0% of the original award will be provided if the Company's return is in the 40th percentile or below of returns provided by the companies comprising the Index. Information relating to awards made to the named executive officers in 2003 is contained in the Table on page 16 of this proxy statement. These awards, and any awards that may be made in the future, are based upon the Committee's evaluation of the appropriate level of long-term compensation consistent with its policy relating to total direct compensation.

         Actions taken by the Committee in 2003 with respect to Mr. Nye's compensation as Chief Executive reflected the Company's business reversals in late 2002. In February 2003, the Committee established Mr. Nye's base salary at an annual rate of $1,050,000, which was the same rate as established in 2002. In recognition of the Company's cost reduction efforts, Mr. Nye voluntarily reduced his base salary to a rate of $950,000 for one year. As noted earlier, the Committee did not provide AIP awards to any executive officers, including Mr. Nye, in 2003 based on 2002 performance, and the May 2000 performance-based restricted stock awards, including Mr. Nye's award, were completely forfeited. Additionally, in 2003 and as reflected in the table on page 16 of this proxy statement, the Committee provided awards of performance-based restricted stock to Mr. Nye, the ultimate value of which will be determined by the Company's performance over two and three-year performance periods. Under the terms of those awards, Mr. Nye can earn from 0% to 200% of the original awards depending, with respect to 80,000 shares, on the Company's total return to shareholders over a two-year period (April 1, 2003 through March 31, 2005) and, with respect to 80,000 shares, on the Company's total return to shareholders over a three-year period (April 1, 2003 through March 31, 2006) compared to the total returns provided for the respective periods by the companies comprising the Standard & Poor's 500 Electric Utilities Index. The level of compensation established for Mr. Nye was based upon the Committee's subjective evaluation of the information contained in this report.

         Effective February 23, 2004, C. John Wilder was elected President and Chief Executive of the Company. In connection with his employment, the Committee recommended, and the Board approved, entering into an employment agreement with Mr. Wilder. The agreement provides for Mr. Wilder's service as President and Chief Executive during a five-year term which may be extended for successive one-year periods. The agreement contemplates that Mr. Wilder will be elected Chairman of the Board following the annual meeting of shareholders in 2005. Under the terms of the agreement, Mr. Wilder will be entitled to an annual base salary of $1,250,000; target annual bonuses under the Annual Incentive Plan of 200% of base salary; annual performance-based restricted stock awards under the Long-Term Incentive Compensation Plan, the ultimate value of which will be determined by the Company's relative returns to shareholders, of 300,000 shares in 2004 and 150,000 shares in each of 2005, 2006 and 2007; 1,000,000 phantom performance units, each of which is equal to one share of the Company's common stock, one third of which will become distributable in stock or cash if and when the Company's common stock trades at $29, $31 and $33, respectively, for thirty consecutive trading days; the establishment of a trust which will purchase 500,000 shares of Company common stock, to be distributed to Mr. Wilder in cash or stock, in equal portions on the third and sixth anniversaries of the agreement; a signing bonus of $1,000,000; and certain fringe benefits and tax reimbursement payments related to certain fringe benefits. The agreement also entitles Mr. Wilder to certain payments and benefits upon the expiration or termination of the agreement under various circumstances and allows him to elect to defer the receipt of certain payments. The Committee determined, based upon its subjective evaluation of competitive market conditions, that the amount as well as the form of Mr. Wilder's compensation was required and appropriate in order to attract, incent and retain an individual with Mr. Wilder's capabilities. A very significant portion of Mr. Wilder's total expected future compensation (namely his annual bonus, performance units and performance-based restricted stock awards) will only be provided based on the Company's future performance, and his compensation is, therefore, directly linked to shareholders' long-term interests.

         As previously reported, the Company has entered into employment agreements, as approved by the Committee, with certain officers. The terms of employment agreements with the named executive officers are described in Footnote 5 to the Summary Compensation Table on pages 17, 18 and 19 of this proxy statement.

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

         Section 162(m) of the Code limits the deductibility of compensation which a publicly traded corporation provides to its most highly compensated officers. As a general policy, the Company does not intend to provide compensation which is not deductible for federal income tax purposes. However, the Committee reserves the right to provide compensation which may not be deductible when it believes that providing such compensation is consistent with the strategic goals of the Company and in its best interests. Awards under the AIP and the Long-Term Plan are expected to be fully deductible and the DICP and the Salary Deferral Program require the deferral of distributions of maturing amounts until the time when such amounts would be deductible.

         Shareholder comments to the Committee are welcomed and should be addressed to the Secretary of the Company at the Company's offices.

                     Organization and Compensation Committee

J. E. Oesterreicher, Chair                    Jack E. Little
E. Gail de Planque                            Margaret N. Maxey
(appointed February 2004)                     (retired February 2004)
Derek C. Bonham                               Michael W. Ranger
William M. Griffin                            Herbert H. Richardson
Kerney Laday

                               PERFORMANCE GRAPH

         The following graph compares the performance of TXU Corp.'s common stock to the S&P 500 Index and S&P 500 Electric Utilities Index for the last five years. The graph assumes the investment of $100 at December 31, 1998 and that all dividends were reinvested. The amount of the investment at the end of each year is shown in the graph and in the table which follows.

          Cumulative Total Returns for the Five Years Ended 12/31/03

          Line graph inserted here that shows Cumulative Total Returns in dollars by years 1998-2003, using the data points in the table below.

                                                        1998       1999      2000       2001      2002       2003
                                                        ----       ----      ----       ----      ----       ----
TXU Corp......................................           100         81       108        121        50         65
S&P 500 Index.................................           100        121       110         97        76         97
S&P 500 Electric Utilities Index..............           100         84       129        107        91        113

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security ownership of certain beneficial owners at March 15, 2004:

                                                                  Amount and Nature
                                   Name and Address            Of Beneficial Ownership
     Title of Class              of Beneficial Owner                                        Percent of Class
   --------------------     -------------------------------    ------------------------    -------------------
     Class A common                   TXU Corp.                   2,062,768 shares                   100%
   stock, without par                Energy Plaza                    voting and
        value, of                 1601 Bryan Street               investment power
       US Holdings                 Dallas, TX 75201

     Class B common           TXU US Holdings Investment          39,192,594 shares                  100%
   stock, without par              Company LLC (a)                   voting and
        value, of                  1403 Foulk Road                investment power
       US Holdings               Wilmington, DE 19803

(a) A wholly-owned subsidiary of TXU Corp.

Security ownership of management March 15, 2004:

         The following lists the common stock of TXU Corp. owned by the Directors and Executive Officers of US Holdings. The named individuals have sole voting and investment power for the shares of common stock reported. Ownership of such common stock by the Directors and Executive Officers, individually and as a group, constituted less than 1% of the outstanding shares at March 15, 2004. None of the named individuals own any of the preferred stock of US Holdings or the preferred securities of any subsidiaries of US Holdings.



                                                                  Number of Shares
                                       --------------------------------------------------------------------------
                Name                      Beneficially Owned          Share Units (1)                    Total
                ----                      ------------------          ---------------                    -----

T. L. Baker.......................              160,794                    30,791                        191,585

Brian N. Dickie...................               67,446                    56,397                        123,843

H. Dan Farell.....................               55,661                    21,639                         77,300

M. S. Greene......................               58,232                    20,815                         79,047

Michael J. McNally................              178,681                    37,254                        215,935

Erle Nye..........................              503,741                    95,694                        599,435

Eric H. Peterson..................               77,901                     5,626                         83,527

R. D. Trimble.....................               23,602                    13,067                         36,669

C. John Wilder....................              300,000                 1,500,000 (2)                  1,800,000

All Directors and Executive
  Officers as a group (9).........            1,426,058                 1,781,283                      3,207,341
-----------------

(1) Share units held in deferred compensation accounts under the Deferred and Incentive Compensation Plan. Although these plans allow such units to be paid only in the form of cash, investments in such units create essentially the same investment stake in the performance of TXU Corp.'s common stock as do investments in actual shares of common stock.
(2) Share units held in accounts established for Mr. Wilder pursuant to his employment agreement. Such units may be paid in the form of stock or cash at Mr. Wilder's election. Investments in such units create essentially the same investment stake in the performance of TXU Corp.'s common stock as do investments in actual shares of common stock.

Item 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         None

Item 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES

         US Holdings has no Audit Committee of its own, but relies upon the TXU Corp. Audit Committee (Committee). The Committee has adopted a policy relating to engagement of the TXU Corp.'s independent auditors. The policy provides that in addition to the audit of the financial statements, related quarterly reviews and other audit services, Deloitte & Touche LLP may be engaged to provide non-audit services as described herein. Prior to engagement, all services to be rendered by the independent auditors must be authorized by the Committee in accordance with pre-approval procedures which are defined in the policy. The pre-approval procedures require (i) the annual review and pre-approval by the Committee of all anticipated audit and non-audit services; and (ii) the quarterly pre-approval by the Committee of services, if any, not previously approved and the review of the status of previously approved services. The Committee may also approve certain on-going non-audit services not previously approved in the limited circumstances provided for in the SEC rules. All services performed by the independent auditor were pre-approved.

         The policy defines those non-audit services which Deloitte & Touche may also be engaged to provide as follows: (i) audit related services (e.g. due diligence related to mergers, acquisitions and divestitures; employee benefit plan audits; accounting and financial reporting standards consultation; internal control reviews; and the like); (ii) tax services (e.g. Federal and state tax returns; regulatory rulings preparation; general tax, merger, acquisition and divestiture consultation and planning; and the like); and (iii) other services (e.g. process improvement, review and assurance; litigation and rate case assistance; general research; and the like). The policy prohibits the engagement of Deloitte & Touche to provide: (i) bookkeeping or other services related to the accounting records or financial statements of US Holdings; (ii) financial information systems design and implementation services; (iii) appraisal or valuation services, fairness opinions, or contribution-in-kind reports; (iv) actuarial services; (v) internal audit outsourcing services; (vi) management or human resource functions; (vii) broker-dealer, investment advisor, or investment banking services; (viii) legal and expert services unrelated to the audit; and
(ix) any other service that the Public Company Accounting Oversight Board determines, by regulation, to be impermissible.

         Compliance with the Committee's policy relating to the engagement of Deloitte & Touche will be monitored on behalf of the Committee by TXU Corp.'s chief internal audit executive. Reports from Deloitte & Touche and the chief internal audit executive describing the services provided by the firm and fees for such services will be provided to the Committee no less often than quarterly.

         For the years ended December 31, 2003 and 2002, fees billed to US Holdings by Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu and their respective affiliates were as follows:

                                                                                     2003              2002
                                                                                -------------     --------------


Audit Fees.  Fees for  services  necessary  to perform the annual  audit, review Securities and Exchange Commission filings,  fulfill statutory and
other attest service requirements, provide comfort letters and consents..        $ 1,839,000         $2,343,000

Audit-Related Fees. Fees for services including employee benefit plan audits, due diligence related to mergers, acquisitions and divestitures, accounting consultations and audits in connection with acquisitions, internal control reviews, attest services that are not required by statute or regulation, and consultation concerning financial accounting
and reporting standards..................................................            165,000            243,000


Tax Fees. Fees for tax compliance,  tax planning,  and tax advice related to mergers and acquisitions,  divestitures,  and communications  with and
requests for rulings from taxing authorities.............................                 --                 --

All Other Fees. Fees for services including process improvement reviews, forensic accounting reviews, litigation and rate case
assistance...............................................................            102,000            275,000
                                                                                 -----------        -----------

Total....................................................................         $2,106,000         $2,861,000
                                                                                 ===========        ===========

                                     PART IV

Item 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

                                                                                                  Page
                                                                                                  ----

(a) Documents filed as part of this Report:

    Financial Statements (included in Appendix A to this report):

    Selected Financial Data ...............................................................         A-2
    Management's Discussion and Analysis of Financial Condition and
      Results of Operations................................................................         A-3
    Statement of Responsibility............................................................         A-49
    Independent Auditors' Report...........................................................         A-50
    Statements of Consolidated Income for each of the three years in
      the period ended December 31, 2003...................................................         A-51
    Statements of Consolidated Comprehensive Income for each of the
      three years in the period ended December 31, 2003....................................         A-51
    Statements of Consolidated Cash Flows for each of the three years
      in the period ended December 31, 2003................................................         A-52
    Consolidated Balance Sheets, December 31, 2003 and
      2002.................................................................................         A-53
    Statements of Consolidated Shareholders' Equity for each of the
      three years in the period ended December 31, 2003....................................         A-54
    Notes to Financial Statements..........................................................         A-55


         The consolidated financial statement schedules are omitted because of the absence of the conditions under which they are required or because the required information is included in the consolidated financial statements or notes thereto.

(b) Reports on Form 8-K filed or furnished since September 30, 2003, are as follows:

        None

(c) Exhibits:

        Included in Appendix B to this report.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, TXU US Holdings Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        TXU US HOLDINGS COMPANY


Date:   March 18, 2004            By:    /s/    C. JOHN WILDER
                                     ----------------------------------------
                                     (C. John Wilder, Chairman of the Board and
                                      Chief Executive)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of TXU US Holdings Company and in the capacities and on the date indicated.

                        Signature                                    Title                         Date



/s/               C. JOHN WILDER                            Principal Executive
----------------------------------------------------------- Officer and Director              March 18, 2004
(C. John Wilder, Chairman of the Board and Chief Executive)


/s/                H. DAN FARELL                            Principal Financial
----------------------------------------------------------- Officer and Director              March 18, 2004
      (H. Dan Farell, Executive Vice President
           and Chief Financial Officer)


/s/               DAVID H. ANDERSON                         Principal Accounting
----------------------------------------------------------- Officer                           March 18, 2004
     (David H. Anderson, Vice President and Controller)


/s/              MICHAEL J. McNALLY                         Director                          March 18, 2004
-----------------------------------------------------------
                (Michael J. McNally)


/s/               ERIC H. PETERSON                          Director                          March 18, 2004
-----------------------------------------------------------
                 (Eric H. Peterson)



                                                                     Appendix A

           Supplemental Information to be Furnished with Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered
                  Securities Pursuant to Section 12 of the Act


      No annual report, proxy statement, form of proxy or other proxy soliciting material has been sent to security holders of TXU US Holdings Company during the period covered by this Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

TXU US HOLDINGS COMPANY AND SUBSIDIARIES

INDEX TO FINANCIAL INFORMATION
December 31, 2003

                                                                           Page

Selected Financial Data ..................................................  A-2
Management's Discussion and Analysis of Financial
  Condition and Results of Operations.....................................  A-3
Statement of Responsibility...............................................  A-49
Independent Auditors' Report..............................................  A-50
Financial Statements:
     Statements of Consolidated Income and Comprehensive Income...........  A-51
     Statements of Consolidated Cash Flows................................  A-52
     Consolidated Balance Sheets..........................................  A-53
     Statements of Consolidated Shareholders' Equity......................  A-54
     Notes to Financial Statements........................................  A-55

                    TXU US HOLDINGS COMPANY AND SUBSIDIARIES
                             SELECTED FINANCIAL DATA


                                                                                  Year Ended December 31,
                                                                                  -----------------------
                                                                     2003        2002       2001       2000       1999
                                                                     ----        ----       ----       ----       ----
                                                                            (Millions of Dollars, except ratios)

Total assets -- end of year......................................   $23,493    $24,877     $22,086   $23,277     $20,534
Property, plant and equipment - net -- end of year...............   $16,714    $16,436     $16,332   $16,095     $15,945
   Capital expenditures..........................................       706        797         962       771         577

Capitalization -- end of year
   Exchangeable subordinated notes (a) ..........................   $    --    $   486     $    --    $   --     $    --
   All other long-term debt, less amounts due currently..........     7,217      6,127       5,819     5,264       4,908
   Long-term debt held by subsidiary trusts......................        --         --          --       876         876
   Exchangeable preferred membership interests of TXU Energy (a)        497         --          --        --          --
   Preferred stock:
      Not subject to mandatory redemption........................        38        115         115       115         115
      Subject to mandatory redemption............................        --         21          21        21          21
   Common stock equity...........................................     6,282      6,587       7,349     7,336       7,147
                                                                    -------    -------     -------   -------     -------
        Total....................................................   $14,034    $13,336     $13,304   $13,612     $13,067
                                                                    =======    =======     =======   =======     =======

Capitalization ratios -- end of year
   Exchangeable subordinated notes (a)............................       --%       3.6%       --%        --%          --%
   All other long-term debt, less amounts due currently...........     51.4       46.0       43.8       38.7        37.6
   Long-term debt held by subsidiary trusts.......................       --         --        --         6.4         6.7
   Exchangeable preferred membership interests of TXU Energy (a)..      3.5         --        --         --           --
   Preferred stock................................................      0.3        1.0        1.0        1.0         1.0
   Common stock equity............................................     44.8       49.4       55.2       53.9        54.7
                                                                      -----      -----     ------     ------     -------
        Total.....................................................    100.0%     100.0%     100.0%     100.0%      100.0%

Embedded interest cost on long-term debt -- end of year (b)             6.6%       6.9%       6.1%       7.5%        7.4%
Embedded distribution cost on long-term debt held by
   subsidiary trusts -- end of year..............................         --         --         --       8.3%        8.4%
Embedded dividend cost on preferred stock -- end of year (c).....      13.1%       7.5%       7.5%       8.1%       11.0%

Revenues ........................................................   $ 8,582    $ 8,093     $ 7,966   $ 7,564     $ 6,277
Net income available for common stock (d)........................       655        352         707       777         724

Ratio of earnings to fixed charges...............................      2.62       2.54        3.15      3.09        2.90
Ratio of earnings to fixed charges and preferred dividends.......      2.59       2.47        3.07      3.02        2.83

(a) Exchanged for preferred membership interests in 2003. Amount is presented net of discount.
(b) Represents the annual interest using year-end rate for variable rate debt and reflecting the effects of interest rate swaps and amortization of any discounts, premiums, issuance costs and any deferred gains/losses on reacquisitions divided by the carrying value of the debt plus or minus the unamortized balance of any discounts, premiums, issuance costs and gains/losses on reacquisitions at the end of the year. Includes the effect of exchangeable subordinated notes in 2002.
(c) Includes the unamortized balance of the loss on reacquired preferred stock and associated amortization. The embedded dividend cost, excluding the effects of the loss on reacquired preferred stock is 6.7% for 2002, 2001, 2000 and 1999. Includes the effect of exchangeable preferred membership interest of subsidiary in 2003.
(d) Net income available for common stock includes a loss on discontinued operations of $14 million and the cumulative effect of changes in accounting principles of $58 million in 2003. Net income available for common stock in 2002 includes a loss on discontinued operations of $49 million and an extraordinary charge of $134 million. 2001 includes a loss on discontinued operations of $28 million and an extraordinary charge of $57 million.

Certain previously reported financial statistics have been reclassified to conform to current classifications.
Prior year periods have been restated to reflect certain operations as discontinued. (See Note 3 to Financial Statements.)
See Note 2 to Financial Statements for proforma amounts relating to adoption of SFAS 143.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

BUSINESS

      Use of the term "US Holdings," unless otherwise noted, refers to US Holdings, a holding company, and/or its consolidated subsidiaries.

      US Holdings is a holding company that conducts its operations through its TXU Energy and Oncor subsidiaries. TXU Energy engages in power production (electricity generation), retail and wholesale sales of electricity and hedging and risk management activities. Oncor is engaged in the transmission and distribution (delivery) of electricity.

      All dollar amounts in Management's Discussion and Analysis of Financial Condition and Results of Operations and the tables therein are stated in millions of US dollars unless otherwise indicated.

Changes in Business
-------------------

      In December 2003, US Holdings finalized a formal plan to sell its strategic retail services business, which is engaged principally in providing energy management services. The consolidated financial statements for all years presented reflect the reclassification of the results of this business as discontinued operations. (See Note 3 to Financial Statements for more detailed information about discontinued operations.)

MANAGEMENT'S CHALLENGES AND INITIATIVES

Management Change
-----------------

     On February 23, 2004, C. John Wilder was named president and chief executive of TXU Corp. Mr. Wilder was formerly executive vice president and chief financial officer of Entergy Corporation. Mr. Wilder is in the process of reviewing the operations of TXU Corp. and formulating strategic initiatives. This review is expected to take up to six months. Upon completion, TXU Corp. expects to fully describe the results of the review and subsequent actions intended to improve the financial performance of its operations.

      Areas to be reviewed include:

      o Performance in competitive markets, including profitability in new markets
      o  Cost structure, including organizational alignments and headcount
      o  Management of natural gas price risk
      o  Non-core business activities

      If any new strategic initiatives are undertaken, US Holding's financial results could be materially affected.

Competitive Markets
-------------------

      In the Texas market, 2003 was the second full year of competitive activity, and that activity has impacted customer counts and sales volumes. The area representing the historical service territory prior to deregulation, largely in north Texas, consisted of approximately 2.8 million consumers (measured by meter counts) as of year-end of 2003. TXU Energy currently has approximately 2.4 million customers in that territory and has acquired approximately 200,000 customers in other competitive areas in Texas. Total customer counts declined 4% in 2003 and 0.5% in 2002. Retail sales volumes declined 12% in 2003 and 9% in 2002, reflecting competitive activity in the business market segment and to a lesser extent in the residential market. While wholesale sales volumes have increased significantly, gross margins have been compressed by the loss of the higher-margin retail volumes. TXU Energy intends to aggressively compete, in terms of price and customer service, in all segments of the retail market, both within and outside the historical service territory. In particular, TXU Energy anticipates regaining volumes in the large business market, reflecting contracting activity in late 2003. Because of the customer service and marketing costs associated with entering markets outside of the historical service territory, TXU Energy has experienced operating losses in these new markets. TXU Energy expects to be profitable in these markets as the customer base grows and economies of scale are achieved, but uncertainties remain and objectives may not be achieved.

Effect of Natural Gas Prices
----------------------------

      Wholesale electricity prices in the Texas market generally move with the price of natural gas because marginal demand is met with gas-fired generation plants. Natural gas prices increased significantly in 2003, but historically the price has moved up and down due to the effects of weather, industrial demand, supply availability and other economic factors. Consequently, sales price management and hedging activities are critical in achieving targeted gross margins. TXU Energy continues to have price flexibility in the large business market, and effective January 1, 2004, has price flexibility in the small business market, including the historical service territory. With respect to residential customers in the historical service territory, TXU Energy is subject to regulated "price-to-beat" rates, but such rates can be adjusted up or down twice a year at TXU Energy's option, subject to approval by the Commission, based on changes in natural gas prices. The challenge in adjusting these rates is determining the appropriate timing, considering past and projected movements in natural gas prices, such that targeted margins can be achieved while remaining competitive with other retailers who have price flexibility. TXU Energy increased the price-to-beat rates twice in 2003, and these actions combined with unregulated price increases and hedging activities essentially offset higher costs of energy sold as compared to 2002.

      In its portfolio management activities, TXU Energy enters into physical and financial energy-related (power and natural gas) contracts to hedge gross margins. TXU Energy hedges prices of anticipated power sales against falling natural gas prices and, to a lesser extent, hedges costs of energy sold against rising natural gas prices. The results of hedging and risk management activities can vary significantly from one reporting period to the next as a result of market price movements on the values of hedging instruments. Such activity represents an effective management tool to reduce cash gross margin risk over time. The challenge, among others, with these activities is managing the portfolio of positions in a market in which prices can move sharply in a short period of time.

      One of TXU Energy's cost advantages, particularly in a time of rising natural gas prices, is its nuclear-powered and coal/lignite-fired generation assets. Variable costs of this "base load" generation, which provided approximately 50% of sales volumes in 2003, have in recent history been, and are expected to be, less than the costs of gas-fired generation. Consequently, maintaining the efficiency and reliability of the base load assets is of critical importance in managing gross margin risk. Completing scheduled maintenance outages at the nuclear-powered facility on a timely basis, for example, is a critical management process. Because of the correlation of power and natural gas prices in the Texas market, structural decreases or increases in natural gas prices that are sustained over a multi-year period result in a correspondingly lower or higher value of TXU Energy's base load generation assets.

Operating Costs and SG&A Expenses
---------------------------------

      With the transition from a fully regulated environment to competition in the retail and wholesale electricity markets, US Holdings continues to seek opportunities to enhance productivity, reduce complexity and improve the effectiveness of its operating processes. Such efforts are balanced against the need to maintain the reliability, efficiency and security of its electricity delivery infrastructure and generation fleet. Cost reduction initiatives have resulted in lower headcounts, the exiting of marginal business activities and reduced discretionary spending. Total operating costs and SG&A expenses in TXU Energy's continuing operations declined $149 million, or 10%, in 2003. These costs include TXU Corp. corporate expenses allocated to TXU Energy. While upward cost pressures are expected for competitive sales and marketing initiatives, customer care and support activities, and employee and retiree benefits, increasing productivity levels will continue to be a management priority.

      In the regulated Oncor business, upward cost pressures, such as rising employee benefits expenses, have been mitigated by efficiency enhancements. Reported total operating and SG&A costs of Oncor were about even compared to 2002, excluding higher transmission fees that are offset by higher directly related revenues.

Regulated Business

      US Holdings' electricity delivery business is subject to regulation by Texas authorities. The Oncor electricity delivery business provides delivery services to REPs who sell electricity to retail customers; consequently, Oncor has no commodity supply or price risk. Oncor operates in a favorable regulatory environment, as evidenced by a regulatory provision that allows Oncor to annually update its transmission rates to reflect changes in invested capital. This provision encourages investment in the transmission system to help ensure reliability and efficiency by allowing for timely recovery of and return on new transmission investments. Oncor has only one transmission-related rate case pending.

CRITICAL ACCOUNTING POLICIES

      US Holdings' significant accounting policies are detailed in Note 1 to Financial Statements. US Holdings follows accounting principles generally accepted in the US. In applying these accounting policies in the preparation of US Holdings' consolidated financial statements, management is required to make estimates and assumptions about future events that affect the reporting and disclosure of assets and liabilities at the balance sheet dates and revenue and expense during the periods covered. The following is a summary of certain critical accounting policies of US Holdings that are impacted by judgments and uncertainties and for which different amounts might be reported under a different set of conditions or using different assumptions.

      Financial Instruments and Mark-to-Market Accounting -- US Holdings enters into financial instruments, including options, swaps, futures, forwards and other contractual commitments primarily to hedge market risks related to changes in commodity prices as well as changes in interest rates. These financial instruments are accounted for in accordance with SFAS 133 as well as, prior to October 26, 2002, EITF 98-10. The majority of financial instruments entered into by US Holdings and used in hedging activities are derivatives as defined in SFAS 133.

      SFAS 133 requires the recognition of derivatives in the balance sheet, the measurement of those instruments at fair value and the recognition in earnings of changes in the fair value of derivatives. This recognition is referred to as "mark-to-market" accounting. SFAS 133 provides exceptions to this accounting if
(a) the derivative is deemed to represent a transaction in the normal course of purchasing from a supplier and selling to a customer, or (b) the derivative is deemed to be a cash flow or fair value hedge. In accounting for cash flow hedges, derivative assets and liabilities are recorded on the balance sheet at fair value with an offset in other comprehensive income. Amounts are reclassified from other comprehensive income to earnings as the underlying transactions occur and realized gains and losses are recognized in earnings. Fair value hedges are recorded as derivative assets or liabilities with an offset to the carrying value of the related asset or liability. Any hedge ineffectiveness related to cash flow and fair value hedges is recorded in earnings.

      US Holdings documents designated commodity, debt-related and other hedging relationships, including the strategy and objectives for entering into such hedge transactions and the related specific firm commitments or forecasted transactions. US Holdings applies hedge accounting in accordance with SFAS 133 for these non-trading transactions, providing the underlying transactions remain probable of occurring. Effectiveness is assessed based on changes in cash flows of the hedges as compared to changes in cash flows of the hedged items. In its risk management activities, TXU Energy hedges future electricity revenues using natural gas instruments; such cross-commodity hedges are subject to ineffectiveness calculations that can result in mark-to-market gains and losses.

      Pursuant to SFAS 133, the normal purchase or sale exception and the cash flow hedge designation are elections that can be made by management if certain strict criteria are met and documented. As these elections can reduce the volatility in earnings resulting from fluctuations in fair value, results of operations could be materially affected by such elections.

      Interest rate swaps entered into in connection with indebtedness to manage interest rate risks are accounted for as cash flow hedges if the swap converts rates from variable to fixed and are accounted for as fair value hedges if the swap converts rates from fixed to variable.

      EITF 98-10 required mark-to-market accounting for energy-related contracts, whether or not derivatives under SFAS 133, that were deemed to be entered into for trading purposes as defined by that rule. The majority of commodity contracts and energy-related financial instruments entered into by US Holdings to manage commodity price risk represented trading activities as defined by EITF 98-10 and were therefore marked-to-market. On October 25, 2002, the EITF rescinded EITF 98-10. Pursuant to this rescission, only financial instruments that are derivatives under SFAS 133 are subject to mark-to-market accounting.

      In June 2002, in connection with the EITF's consensus on EITF 02-3, additional guidance on recognizing gains and losses at the inception of a trading contract was provided. In November 2002, this guidance was extended to all derivatives. As a result, effective in 2003, TXU Energy discontinued recording mark-to-market gains on inception of energy contracts. See discussion below in Results of Operations - "Commodity Contracts and Mark-to-Market Activities."

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

      For those periods where quoted market prices are not available, forward price curves are developed based on the available information or through the use of industry accepted modeling techniques and practices based on market fundamentals (e.g., supply/demand, replacement cost, etc.). US Holdings does not recognize income or loss from the illiquid periods unless credible price discovery exists.

      TXU Energy recorded net unrealized losses arising from mark-to-market accounting, including hedge ineffectiveness, of $100 million and $113 million in 2003 and 2002, respectively. The 2003 amount excludes the cumulative effect of changes in accounting principles discussed in Note 2 to Financial Statements.

       Revenue Recognition -- US Holdings records revenues for retail and wholesale energy sales and delivery fees under the accrual method. Retail electric revenues are recognized when the commodity is provided to customers on the basis of periodic cycle meter readings and include an estimated accrual for the value of the commodity consumed from the meter reading date to the end of the period. The unbilled revenue is calculated at the end of the period based on estimated daily consumption after the meter read date to the end of the period. Estimated daily consumption is derived using historical customer profiles adjusted for weather and other measurable factors affecting consumption. Electricity delivery revenues are recognized when delivery services are provided to customers on the basis of periodic cycle meter readings and include an estimated accrual for the delivery fee value of electricity provided from the meter reading date to the end of the period. Unbilled revenues reflected in accounts receivable totaled $411 million and $505 million at December 31, 2003 and 2002, respectively.

      Realized and unrealized gains and losses from transacting in energy-related contracts, principally for the purpose of hedging margins on sales of energy, are reported as a component of revenues. As discussed above under "Financial Instruments and Mark-to-Market Accounting," recognition of unrealized gains and losses involves a number of assumptions and estimates that could have a significant effect on reported revenues and earnings.

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

      A significant contingency that US Holdings accounts for is the loss associated with uncollectible trade accounts receivable. The determination of such bad debts expense is based on factors such as historical write-off experience, agings of accounts receivable balances, changes in operating practices, regulatory rulings, general economic conditions and customers' behaviors. With the opening of the Texas electricity market to competition, many historical measures used to estimate bad debt experience may be less reliable. The changing environment, including recent regulatory changes that allow REPs in their historical service territories to disconnect non-paying customers, and customer churn due to competitor actions has added a level of complexity to the estimation process. Bad debt expense totaled $119 million and $160 million for the years ended December 31, 2003 and 2002, respectively.

      In connection with the opening of the Texas market to competition, the Texas Legislature established a retail clawback provision intended to incent affiliated REPs of utilities to actively compete for customers outside their historical service territories. A retail clawback liability arises unless 40% of the electricity consumed by residential and small business customers in the historical service territory is supplied by competing REPs after the first two years of competition. This threshold was reached for small business customers in 2003, but not for residential customers. The amount of the liability is equal to the number of such customers retained by TXU Energy as of January 1, 2004, less the number of new customers from outside the historical service territory, multiplied by $90. The credit, which will be funded by TXU Energy, will be applied to delivery fees charged by Oncor to REPs, including TXU Energy, over a two-year period beginning January 1, 2004. In 2002, TXU Energy recorded a charge to cost of energy and delivery fees sold of $185 million ($120 million after-tax) to accrue an estimated retail clawback liability. In 2003, TXU Energy reduced the liability to $173 million, with a credit to cost of energy sold and delivery fees of $12 million ($8 million after-tax), to reflect the calculation of the estimated liability applicable only to residential customers in accordance with the Settlement Plan.

      ERCOT Settlements - ERCOT's responsibilities include the balancing and settlement of electricity volumes and related ancillary services among the various participants in the deregulated Texas market. ERCOT settles balancing energy with market participants through a load and resource imbalance charge or credit for any differences between actual and scheduled volumes. Ancillary services and various fees are allocated to market participants based on each participant's load.

      Settlement information is due from ERCOT within two months after the operating day, and true-up settlements are due from ERCOT within twelve months after the operating day. The ERCOT settlement process has been delayed several times to address operational data management problems between ERCOT, the transmission and distribution service providers and the REPs. These operational data management issues are related to new processes and systems associated with opening the ERCOT market to competition, which have continued to improve. True-up settlements have been received for 2002, but true-up settlements for the year 2003 are currently scheduled to start on June 1, 2004. All periods continue to be subject to a dispute resolution process.

      As a result of the delay in the ERCOT settlements and the normal time lags described above, TXU Energy's operating revenues and costs of energy sold contain estimates for load and resource imbalance charges or credits with ERCOT and for ancillary services and related fees that are subject to change and may result in charges or credits impacting future reported results of operations. The amounts recorded represent the best estimate of these settlements based on available information. During 2003, TXU Energy recorded a net expense of $20 million to adjust amounts previously recorded for 2002 and 2001 ERCOT settlements.

      Impairment of Long-Lived Assets -- US Holdings evaluates long-lived assets for impairment whenever indications of impairment exist, in accordance with the requirement of SFAS 144. One of those indications is a current expectation that "more likely than not" a long-lived asset will be sold or otherwise disposed of significantly before the end of its previously estimated useful life. The determination of the existence of this and other indications of impairment involves judgments that are subjective in nature and in some cases requires the use of estimates in forecasting future results and cash flows related to an asset or group of assets. Further, the unique nature of US Holdings' property, plant and equipment, which includes a fleet of generation assets using different fuels and individual plants that have varying utilization rates, requires the use of significant judgments in determining the existence of impairment indications and grouping assets for impairment testing.

      In 2002, US Holdings recorded an impairment charge of $237 million ($154 million after-tax) for the writedown of two generation plant construction projects as a result of weaker wholesale electricity market conditions and reduced planned developmental capital spending. Fair value was determined based on appraisals of property and equipment. The charge is reported in other deductions.

      Goodwill and Intangible Assets -- US Holdings evaluates goodwill for impairment at least annually (as of October 1) in accordance with SFAS No. 142. The impairment tests performed are based on discounted cash flow analyses. Such analyses require a significant number of estimates and assumptions regarding future earnings, working capital requirements, capital expenditures, discount rate, terminal year growth factor and other modeling factors. No goodwill impairment has been recognized for consolidated reporting units reflected in results from continuing operations.


      Depreciation -- The depreciable lives of power generation plants are based on management's estimates/determinations of the plants' economically useful lives. To the extent that the actual lives differ from these estimates there would be an impact on the amount of depreciation charged to the financial statements.

      Effective April 1, 2003, the estimates of the depreciable lives of the Comanche Peak nuclear generating plant and several gas generation plants were extended to better reflect the useful lives of the assets. At the same time, depreciation rates were increased on lignite and gas generation facilities to reflect investments in emissions control equipment. The net impact of these changes was a reduction in depreciation expense of $37 million ($24 million after-tax) in 2003.

      The Comanche Peak nuclear-powered generation units were originally estimated to have a useful life of 40 years, based on the life of the operating licenses granted by the NRC. Over the last several years, the NRC has granted 20-year extensions to the initial 40-year terms for several commercial power reactors. Based on these extensions and current expectations of industry practice, the useful life of the Comanche Peak nuclear-powered generation units is now estimated to be 60 years. TXU Energy expects to file a license extension request in accordance with timing and other provisions established by the NRC.

      Regulatory Assets and Liabilities -- The financial statements of US Holdings' regulated business, represented by Oncor's operations, reflect regulatory assets and liabilities under cost-based rate regulation in accordance with SFAS 71. As a result of the 1999 Restructuring Legislation, application of SFAS 71 to the generation operations was discontinued in 1999. The assumptions and judgments used by regulatory authorities continue to have an impact on the recovery of costs, the rate earned on invested capital and the timing and amount of assets to be recovered by rates. (See discussion in Note 1 to Financial Statements under "Regulatory Assets and Liabilities.")

      Approximately $1.8 billion in regulatory asset stranded costs arising prior to the 1999 Restructuring Legislation became subject to recovery through issuance of transition (securitization) bonds in accordance with the Settlement Plan with the Commission as described in Note 15 to Financial Statements. As a result of the final approval of the Settlement Plan in January 2003, US Holdings recorded an extraordinary loss of $134 million (net of income tax benefit of $72 million) in the fourth quarter of 2002 principally to write down this regulatory asset. The carrying value of the regulatory asset after the write down represented the estimated future cash flows to be recovered from REPs, through a delivery fee surcharge, to service the principal and interest of the bonds. The carrying value of the regulatory asset is subject to further adjustment, which would be recorded as an extraordinary item, as the remaining portion (approximately $790 million) of the securitization bonds will be issued in 2004.

      Defined Benefit Pension Plans and Other Postretirement Benefit Plans-- US Holdings is a participating employer in the defined benefit pension plan sponsored by TXU Corp. US Holdings also participates with TXU Corp. and other affiliated subsidiaries of TXU Corp. to offer health care and life insurance benefits to eligible employees and their eligible dependents upon the retirement of such employees. See Note 12 for information regarding retirement plans and other postretirement benefits.

      These costs are impacted by actual employee demographics (including age, compensation levels and employment periods), the level of contributions made to retiree plans and earnings on plan assets. TXU Corp.'s retiree plan assets are primarily made up of equity and fixed income investments. Changes made to the provisions of the plans may also impact current and future benefit costs. Fluctuations in actual equity market returns as well as changes in general interest rates may result in increased or decreased benefit costs in future periods. Benefit costs may also be significantly affected by changes in key actuarial assumptions, including anticipated rates of return on plan assets and the discount rates used in determining the projected benefit obligation.

      In accordance with accounting rules, changes in benefit obligations associated with these factors may not be immediately recognized as costs on the income statement, but are recognized in future years over the remaining average service period of plan participants. As such, significant portions of benefit costs recorded in any period may not reflect the actual level of cash benefits provided to plan participants. Costs allocated from the plans are also impacted by movement of employees between participating companies. US Holdings recorded allocated pension and other postretirement benefits expense of $105 million in 2003, $58 million in 2002 and $31 million in 2001. US Holdings' funding requirements for these plans were $58 million, $48 million and $36 million in 2003, 2002 and 2001, respectively.

      During 2003, key assumptions of the US pension and other postretirement benefit plans were revised, including decreasing the assumed discount rate in 2003 from 6.75% to 6.25% to reflect current interest rates. The expected rate of return on pension plan assets remained at 8.5%, but declined to 8.01% from 8.26% for the other postretirement benefit plan assets.

      Based on current assumptions, pension and other postretirement benefits expense for US Holdings is expected to increase $13 million to approximately $118 million in 2004, and US Holdings' funding requirements for those plans are expected to increase $28 million to approximately $86 million.

      As a result of the pension plan asset return experience, at December 31, 2002, TXU Corp. recognized a minimum pension liability adjustment as prescribed by SFAS 87. US Holding's allocated portion of the liability, which totaled $57 million ($37 million after-tax), was recorded as a reduction to shareholders' equity through a charge to Other Comprehensive Income in 2002. At December 31, 2003, the adjustment to the minimum pension liability reflects a reduction of $35 million ($23 million after-tax) as a result of improved returns on the plan assets. The changes in the minimum pension liability do not affect net income.

      TXU Corp. has elected not to defer accounting for the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Medicate Act) as allowed for under FASB Staff Position 106-1. TXU Corp. believes that the plan in which US Holdings is a participant meets the actuarial equivalency as required by the Medicare Act and therefore a reduction in future postretirement benefit costs is expected. Further information related to the impact of the Medicare Act can be found in the TXU Corp. Form 10-K. The Medicare Act had no effect on US Holdings' results of operations for 2003, but is expected to reduce US Holdings' postretirement benefits expense other than pensions by approximately $22 million in 2004.

RESULTS OF OPERATIONS

      The results of operations and the related management's discussion of those results for all periods presented reflect the discontinuance of certain operations of US Holdings (see Note 3 to Financial Statements regarding discontinued operations) and the reclassifications of losses in 2002 and 2001 on early extinguishments of debt from extraordinary loss to other deductions in accordance with SFAS 145. (See Note 1 to Financial Statements.)

      Accounting Changes - In October 2002, the EITF, through EITF 02-3, rescinded EITF 98-10, which required mark-to-market accounting for all trading activities. Pursuant to this rescission, only financial instruments that are derivatives under SFAS 133 are subject to mark-to-market accounting. Effective January 1, 2003, non-derivative energy contracts were required to be accounted for on a settlement basis. SFAS 143, regarding asset retirement obligations, became effective on January 1, 2003. As a result of the implementation of these two accounting standards, TXU Energy. recorded a cumulative effect of changes in accounting principles as of January 1, 2003 of a net charge of $58 million. (See
Note 2 for a discussion of the impacts of these two accounting standards.)

      See Note 1 to Financial Statements for discussion of other changes in accounting standards.

Consolidated US Holdings
------------------------

2003 compared to 2002

      Reference is made to comparisons of results by business segment following the discussion of consolidated results. The business segment comparisons provide additional detail and quantification of items affecting financial results.

      US Holdings' operating revenues increased $489 million, or 6%, to $8.6 billion in 2003. The revenue growth reflected an increase in the TXU Energy segment of $304 million, or 4%, to $8.0 billion and an increase in the Oncor segment of $93 million, or 5%, to $2.1 billion. Revenues in the TXU Energy segment reflected higher retail and wholesale pricing, partially offset by the effect of a mix shift to lower-price wholesale sales and lower sales volumes. The growth in revenues in the Oncor segment reflected increased electricity transmission and distribution tariffs and higher disconnect/reconnect fees. Consolidated revenue growth also reflected a $92 million reduction in the intercompany sales elimination, primarily reflecting lower sales by Oncor to TXU Energy as sales to nonaffiliated REPs increased.

      Gross Margin

                                                                           Year Ended December 31,
                                                                   --------------------------------------------
                                                                                % of                      % of
                                                                   2003        Revenue        2002       Revenue
                                                                   ----      ------------     ----       -------
Operating revenues........................................       $ 8,582          100%      $  8,093       100%
Cost and expenses:
     Cost of energy sold and delivery fees................         3,627           42%         3,194        40%
     Operating costs......................................         1,398           16%         1,374        17%
     Depreciation and amortization related to operating
       assets.............................................           655            8%           663         8%
                                                                 -------       -------       --------    ------
Gross margin..............................................       $ 2,902           34%      $  2,862        35%
                                                                 =======       =======       ========    ======

      Gross margin is considered a key operating metric as it measures the effect of changes in sales volumes and pricing versus the variable and fixed costs of energy sold, whether generated or purchased, as well as the costs to deliver energy.

      The depreciation and amortization expense included in gross margin excludes $51 million of such expense for the years ended December 31, 2003 and 2002 related to assets that are not directly used in the generation and delivery of energy.

      Gross margin increased $40 million, or 1%, to $2.9 billion in 2003. This increase reflected growth in the Oncor segment of $29 million, or 3%, to $1.1 billion and an increase in the TXU Energy segment of $12 million, or 1%, to $1.8 billion. The gross margin increase in the Oncor segment was driven by the higher electricity delivery fees. The TXU Energy segment gross margin was favorably impacted by $197 million due to regulatory-related retail clawback accrual adjustments (a $185 million charge, $120 million after-tax, in 2002 and a $12 million credit in 2003). The balance of the TXU Energy segment's gross margin change reflected a 12% decline in retail sales volumes, partially offset by lower depreciation expense as described immediately below.

      Depreciation and amortization (including amounts shown in the gross margin table above) decreased $8 million, or 1%, to $706 million in 2003, reflecting a decrease due to adjusted depreciation rates related to TXU Energy's generation fleet, partially offset by higher depreciation due to investments in delivery facilities to support growth and normal replacements of equipment and the start of amortization of regulatory assets associated with securitization bonds issued in 2003.

      SG&A expense decreased $145 million, or 15%, to $843 million in 2003. The decrease was driven by the TXU Energy segment and reflected lower staffing and related administrative expenses arising from cost reduction and productivity enhancing initiatives and a focus on activities in the Texas market.

      Franchise and revenue-based taxes decreased $35 million, or 9%, to $375 million in 2003 due primarily to a decrease in local gross receipts taxes, partially offset by increases in property and state franchise taxes. The decrease in local gross receipts taxes reflects a regulatory change, applicable to Oncor, in the basis for the calculation from revenue dollars to kilowatt-hours.

      Other income increased $14 million to $52 million in 2003. The 2003 and 2002 periods included $30 million of amortization of a gain on the sale of two generation plants in 2002. The 2003 period also included gains on the sale of certain retail business market gas contracts. See Note 18 to Financial Statements under Other Income and Deductions for additional detail.

      Other deductions decreased $229 million to $21 million in 2003, reflecting a $237 million ($154 million after-tax) writedown in 2002 of an investment in generation plant construction projects. See Note 18 to Financial Statements under Other Income and Deductions for additional detail.

      Interest income rose $13 million to $19 million in 2003, the increase primarily reflected interest income on higher cash balances due to actions taken in late 2002, to ensure ample liquidity, as well as interest received on restricted cash balances held as collateral for a credit facility.

      Interest expense and related charges increased $165 million, or 38%, to $605 million in 2003. The increase reflected higher average interest rates and higher average borrowings. Higher average rates reflected replacement of short-term borrowings with higher rate long-term debt.

      The effective income tax rate on income from continuing operations before extraordinary loss and cumulative effect of changes in accounting principles was 32.1% in 2003 compared to 29.1% in 2002. The increase reflected the effect of comparable (to 2002) tax benefit amounts of depletion allowances and amortization of investment tax credits on a higher income base in 2003. (See
Note 11 for an analysis of the effective tax rate.)

      Income from continuing operations before extraordinary loss and cumulative effect of changes in accounting principles increased $188 million, or 35%, to $732 million in 2003. Earnings in the TXU Energy segment rose $174 million, or 55%, to $493 million in 2003. Results in 2002 included impairment charges related to generation plant construction projects ($154 million) and accrual of the retail clawback credit ($120 million). Excluding these items, earnings declined on gross margin compression due to lower retail sales volumes as well as higher interest expenses, partially offset by lower SG&A expenses. Earnings in the Oncor segment rose $13 million, or 5%, to $258 million in 2003, reflecting higher revenues, partially offset by higher interest, depreciation and amortization and operating expenses. Net pension and postretirement benefit costs, reported in operating costs and SG&A expenses, reduced income from continuing operations by $36 million in 2003 and $20 million in 2002.

      The loss from the discontinued strategic retail services operations was $14 million in 2003 and $49 million in 2002. The decline reflected reductions in headcount and other SG&A-related expenses. See Note 3 to Financial Statements.

      A cumulative effect of changes in accounting principles, representing an after-tax charge of $58 million in 2003, reflects the impact on commodity contract mark-to-market accounting from rescission of EITF 98-10 and the recording of asset retirement obligations under SFAS 143. See Note 2 to Financial Statements for further discussion.

Consolidated US Holdings
------------------------

2002 compared to 2001

      US Holdings' operating revenues increased $127 million, or 2%, to $8.1 billion in 2002. The increase reflected a decline in the Oncor segment of $320 million and an increase in the TXU Energy segment of $287 million, the net effect of which was more than offset by a lower intercompany sales elimination between the two segments. The lower elimination reflected the inception of the Oncor segment providing services to unaffiliated retail electric providers. The offsetting changes in the segments' revenues reflected certain activities reported in the Oncor segment in 2001 that are reflected in the TXU Energy segment's revenues in 2002, due to changes in responsibility for such activities. Revenues in the TXU Energy segment reflected significantly higher wholesale sales volumes and the effects of unbundling allocations, partially offset by the effect of a 9% decline in retail electricity sales volumes, reflecting the opening of the Texas market to competition.

      Gross Margin

                                                                           Year Ended December 31,
                                                                  ----------------------------------------------
                                                                                 % of                     % of
                                                                   2002        Revenue        2001       Revenue
                                                                   ----      ------------     ----       -------
Operating revenues.....................................          $ 8,093         100%        $  7,966       100%
Cost and expenses:
     Cost of energy sold and delivery fees.............            3,194          40%           3,049        38%
     Operating costs...................................            1,374          17%           1,263        16%
     Depreciation and amortization related to operating
         assets........................................              663           8%             629         8%
                                                                 -------        -----         --------    ------
Gross margin...........................................          $ 2,862          35%        $  3,025        38%
                                                                 =======        =====         ========    ======

      The depreciation and amortization expense included in gross margin excludes $51 million and $4 million of such expense for the years ended December 31, 2002 and 2001, respectively, related to assets that are not directly used in the generation and delivery of energy.

      Gross margin decreased $163 million, or 5%, to $2.9 billion in 2002. This decline reflected a $185 million ($120 million after-tax) accrual for regulatory-related retail clawback and higher operating costs, partially offset by the net favorable effect of lower average costs of energy sold, higher retail electricity pricing and lower results from hedging and risk management activities. Operating costs rose $111 million, or 9%, to $1.4 billion due to costs of refueling two units, compared to one in 2001, at the nuclear-powered generation plant, costs associated with a consumer energy efficiency program, mandated by the Commission, and higher transmission costs paid to other utilities.

      An increase in depreciation and amortization, other than goodwill (including amounts shown in the gross margin table above), of $81 million, or 13%, to $714 million reflected investments in computer systems to support the restructuring of the Texas electricity market, expansion of office facilities and normal growth and replacements of operating facilities.

      SG&A expense increased $276 million, or 39%, to $1.0 billion in 2002. The increase was driven by higher staffing and other administrative expenses associated with expanded retail sales and wholesale portfolio management operations, as well as higher bad debt expense, all due largely to the opening of the Texas electricity market to competition. With the completion of the transition to competition in Texas, the industry-wide decline in portfolio management activities and the expected deferral of deregulation of energy markets in other states, US Holdings initiated several cost savings actions in 2002. Such actions resulted in $31 million ($21 million after-tax) in severance charges in 2002, which contributed to the increase in SG&A expense.

      Franchise and revenue-based taxes decreased $31 million, or 7%, to $410 million in 2002. This decline was due to the effect of lower revenues on which state and local gross receipts taxes are assessed.

      Other income increased $27 million to $38 million in 2002. The 2002 period included $32 million of gains on dispositions of property compared to $1 million in the 2001 period. See Note 18 to Financial Statements for additional detail.

      Other deductions decreased $19 million to $250 million in 2002. The 2002 period included a $237 million ($154 million after-tax) writedown of an investment in generation plant construction projects. The 2001 period included $149 million charge related to the early extinguishment of debt, a recoverable charge of $73 million related to the regulatory restructuring of the Texas electricity market, a $22 million nonrecoverable regulatory asset write-off pursuant to a regulatory order and losses on sales of property of $8 million.

      Interest income declined $33 million, or 85%, to $6 million in 2002, due largely to the recovery of under-collected fuel revenue on which interest income had been accrued under regulation in Texas in 2001.

      Interest expense and related charges decreased $33 million, or 7%, to $440 million in 2002, reflecting a $65 million decrease due to lower interest rates, partially offset by a $24 million increase due to higher debt levels and a $10 million increase due to lower capitalized interest.

      Goodwill amortization of $15 million in 2001 ceased in 2002, reflecting the discontinuance of goodwill amortization pursuant to the adoption of SFAS No. 142.

      The effective income tax rate on income from continuing operations before extraordinary loss was 29.1% in 2002 compared to 30.9% in 2001 The decrease reflected the effect of comparable (to 2001) tax benefit amounts of depletion allowances and amortization of investment tax credits on a lower income base in 2002. (See Note 11 to Financial Statements for an analysis of the effective tax rate.)

      Income from continuing operations before extraordinary loss decreased $258 million, or 32%, to $544 million in 2002. This performance reflected a decline of $258 million in the TXU Energy segment, driven by higher SG&A expenses and the accrual of regulatory-related retail clawback of $120 million. Net pension and postretirement benefit costs reduced income from continuing operations by $31 million in 2002 and $14 million in 2001.

      The loss from the discontinued strategic retail services business was $49 million in 2002 and $28 million in 2001. Results in 2002 included approximately $10 million after-tax in asset writedowns.

      Extraordinary loss in 2002 includes a $134 million (net of income tax benefit of $72 million) regulatory-related charge, principally to write down regulatory assets subject to recovery through the issuance of the securitization bonds to be issued in the future in accordance with the Settlement Plan. The extraordinary loss in 2001 of $57 million (net of $63 million income tax benefit) reflects net charges related to the settlement with the Commission to resolve all major open issues related to the transition to deregulation. (See
Note 15 to Financial Statements for further information concerning the settlement of deregulation issues.)

Commodity Contracts and Mark-to-Market Activities
-------------------------------------------------

      The table below summarizes the changes in commodity contract assets and liabilities for the years ended December 31, 2003, 2002 and 2001. The net changes in these assets and liabilities, excluding "cumulative effect of change in accounting principle" and "other activity" as described below, represent the net effect of recording unrealized gains/(losses) under mark-to-market accounting for positions in the commodity contract portfolio. These positions consist largely of economic hedge transactions, with speculative trading representing a small fraction of the activity.

                                                                            2003         2002         2001
                                                                            ----         ----         ----

     Balance of net commodity contract assets at beginning of year.         $316         $371          $27

     Cumulative effect of change in accounting principle (1).......          (75)         -            -

     Settlements of positions included in the opening balance (2) .         (145)        (225)         (54)

     Unrealized mark-to-market valuations of positions held at end of
       period (3) .................................................            9          153          368

     Other activity (4)............................................            3           17           30
                                                                           -----       ------       ------

     Balance of net commodity contract assets at end of year ......        $ 108         $316         $371
                                                                           =====         ====         ====

         (1) Represents a portion of the pre-tax cumulative effect of the rescission of EITF 98-10 (see Note 2 to Financial Statements).
         (2)  Represents unrealized mark-to-market valuations of these positions recognized in earnings as of the beginning of the period.
         (3)  There were no significant changes in fair value attributable to changes in valuation techniques. Includes $14 million in
              origination gains recognized in 2002 related to nonderivative wholesale contracts.
         (4) Includes initial values of positions involving the receipt or payment of cash or other consideration, such as option premiums, the amortization of such values and the exit of certain retail gas activities in 2003. Also includes $71 million of contract-related liabilities to Enron Corporation reclassified to other current liabilities in 2002. These activities have no effect on unrealized mark-to-market valuations.

      In addition to the net effect of recording unrealized mark-to-market gains and losses that are reflected in changes in commodity contract assets and liabilities, similar effects arise in the recording of unrealized ineffectiveness mark-to-market gains and losses associated with commodity-related cash flow hedges that are reflected in changes in cash flow hedges and other derivative assets and liabilities. The total net effect of recording unrealized gains and losses under mark-to-market accounting is summarized as follows (excludes cumulative effect of change in accounting principle):

                                                                           2003        2002        2001
                                                                           ----        ----        ----

     Unrealized gains/(losses) in commodity contract portfolio.....       $(136)      $(72)        $314

     Ineffectiveness gains/(losses) related to cash flow hedges....          36        (41)           4
                                                                          -----       -----       -----

     Total unrealized gains/(losses)...............................       $(100)     $(113)        $318
                                                                           =====      =====        ====

      These amounts are included in the "hedging and risk management activities" component of revenues as presented in the TXU Energy segment data.

      As a result of guidance provided in EITF 02-3, US Holdings has not recognized origination gains on energy contracts in 2003. TXU Energy recognized origination gains on retail sales contracts of $40 million in 2002 and $88 million in 2001. Because of the short-term nature of these contracts, a portion of these gains would have been recognized on a settlement basis in the year the origination gain was recorded.

      Maturity Table -- Of the net commodity contract asset balance above at December 31, 2003, the amount representing unrealized mark-to-market net gains that have been recognized in current and prior years' earnings is $121 million. The offsetting net liability of $13 million included in the December 31, 2003 balance sheet is comprised principally of amounts representing current and prior years' net receipts of cash or other consideration, including option premiums, associated with contract positions, net of any amortization. The following table presents the unrealized mark-to-market balance at December 31, 2003, scheduled by contractual settlement dates of the underlying positions.



                                        Maturity dates of unrealized net mark-to-market balances at December 31, 2003
                                      -----------------------------------------------------------------------------
                                        Maturity                                      Maturity in
                                        less than      Maturity of    Maturity of     Excess of
Source of fair value                    1 year         1-3 years       4-5 years        5 years         Total
--------------------                    -------        ---------       ---------        -------         -----

Prices actively quoted...........         $ 36           $ 12             $(2)           $  -           $  46
Prices provided by other
    external sources.............           21             53               1             (2)              73
Prices based on models...........           (2)             4               -               -               2
                                          ----           ----             ---            ---            -----
Total............................         $ 55           $ 69             $(1)           $(2)           $ 121
                                          ====           ====             ===            ===            =====
Percentage of total fair value...           45%            57%             -%             (2)%           100%

      As the above table indicates, essentially all of the unrealized mark-to-market valuations at December 31, 2003 mature within three years. This is reflective of the terms of the positions and the methodologies employed in valuing positions for periods where there is less market liquidity and visibility. The "prices actively quoted" category reflects only exchange traded contracts with active quotes available through 2008. The "prices provided by other external sources" category represents forward commodity positions at locations for which over-the-counter broker quotes are available. Over-the-counter quotes for power and natural gas generally extend through 2005 and 2010, respectively. The "prices based on models" category contains the value of all non-exchange traded options, valued using industry accepted option pricing models. In addition, this category contains other contractual arrangements which may have both forward and option components. In many instances, these contracts can be broken down into their component parts and modeled as simple forwards and options based on prices actively quoted. As the modeled value is ultimately the result of a combination of prices from two or more different instruments, it has been included in this category.

TXU Energy
----------

Financial Results
-----------------

                                                                           Year Ended December 31,
                                                                 -----------------------------------------
                                                                      2003          2002          2001*
                                                                      ----          ----          -----

Operating revenues.......................................            $7,995      $ 7,691       $ 7,404

Costs and expenses:

     Cost of energy sold and delivery fees...............             5,124        4,783         4,800

     Operating costs.....................................               691          701           671

     Depreciation and amortization, other than goodwill..               409          450           395

     Selling, general and administrative expenses........               636          775           311

     Franchise and revenue-based taxes ..................               124          120            14

     Other income .......................................               (48)         (33)           (2)

     Other deductions....................................                22          254           196

     Interest income.....................................                (8)         (10)          (38)

     Interest expense and related charges ...............               323          215           224

     Goodwill amortization...............................                 -            -            14
                                                                     ------      -------       -------

         Total costs and expenses........................             7,273        7,255         6,585
                                                                     ------      -------       -------

Income from continuing operations before income taxes,
    extraordinary loss and cumulative effect of
    changes in accounting principles.....................               722          436           819

Income tax expense.......................................               229          117           242
                                                                     ------      -------       -------
Income from continuing operations before extraordinary
    loss and cumulative effect of changes in
    accounting principles................................            $  493      $   319       $   577
                                                                     ======      =======       =======

-----------------

    The TXU Energy segment includes the electricity generation, wholesale and retail energy sales, and hedging and risk management operations of TXU Energy, operating principally in the competitive Texas market.

* Data for 2001 is included above for the purpose of providing historical financial information about the TXU Energy segment after giving effect to the restructuring transactions and unbundling allocations described in Note 19 to Financial Statements. Allocations reflected in 2001 data did not necessarily result in amounts reported in individual line items that are comparable to actual results in 2002 and 2003. Had TXU Energy existed as a separate segment in entity, its results of operations and financial position could have differed materially from those reflected above.

TXU Energy
----------

Operating Data
--------------

                                                                           Year Ended December 31,
                                                                      ----------------------------------
                                                                       2003         2002      2001(a)(b)
                                                                       ----         ----      ----------

Operating statistics - volumes:

Retail electricity (GWh)
   Residential..............................................           35,981        37,692
   Small business(c)........................................           12,986        15,907
   Large business and other.................................           30,955        36,982
                                                                     --------      --------
     Total retail electricity...............................           79,922        90,581       99,151
                                                                     ========      ========     ========
Wholesale electricity (GWh).................................           37,362        29,649        6,409
                                                                     ========      ========     ========
Production and purchased power (GWh):
   Nuclear and lignite/coal (base load).....................           59,028        54,738       57,828
   Gas/oil and purchased power..............................           63,319        70,321       52,925
                                                                     --------      --------     --------
     Total production and purchased power ..................          122,347       125,059      110,753
                                                                     ========      ========     ========

Customer counts:

Retail electricity customers (end of period & in thousands -
  based on number of meters):
   Residential..............................................            2,207         2,302
   Small business...........................................              321           333
   Large business and other.................................               69            78
                                                                     --------      --------
     Total retail electricity customers.....................            2,597         2,713        2,728
                                                                     ========      ========     ========

Operating revenues (millions of dollars):

Retail electricity revenues:
   Residential..............................................         $  3,311      $  3,108     $  3,255
   Business and other ......................................            3,173         3,415        3,837
                                                                     --------      --------     --------
     Total retail electricity revenues......................            6,484         6,523        7,092
Wholesale electricity revenues .............................            1,274           857           96
Hedging and risk management activities......................               18           142          358
Other revenues..............................................              219           169         (142)
                                                                     --------      --------     --------
     Total operating revenues...............................         $  7,995      $  7,691     $  7,404
                                                                     ========      ========     ========

Weather (average for service territory) (d)
  Percent of normal:
     Cooling degree days....................................           103.1%         99.8%       100.5%
     Heating degree days....................................            94.0%        102.0%        97.5%

---------------------------------
    (a)See footnote on previous page.
    (b)Retail volume and customer count data for 2001 not available by class.
    (c)Customers with demand of less than 1 MW annually.
    (d)Weather data is obtained from Meteorlogix, an independent company that collects weather data from reporting stations of the National Oceanic and Atmospheric Administration (a federal agency under the US Department of Commerce).

TXU Energy
----------

2003 compared to 2002
---------------------

      Effective with reporting for 2003, results for the TXU Energy segment exclude expenses incurred by the US Holdings parent company in order to present the segment on the same basis as the results of the business are evaluated by management. Prior year amounts are presented on this revised basis.

      Operating revenues increased $304 million, or 4%, to $8.0 billion in 2003. Total retail and wholesale electricity revenues rose $378 million, or 5%, to $7.8 billion. This growth reflected higher retail and wholesale pricing, partially offset by the effects of a mix shift to lower-price wholesale sales and a 2% decline in total sales volumes. Retail electricity revenues decreased $39 million, or 1%, to $6.5 billion reflecting a $768 million decline attributable to a 12% drop in sales volumes, driven by the effect of competitive activity in the business market, largely offset by a $730 million increase due to higher pricing. Higher prices reflected increased price-to-beat rates, due to approved fuel factor increases, and higher contract pricing in the competitive large business market, both resulting from higher natural gas prices. Retail electricity customer counts declined 4% from year-end 2002. Wholesale electricity revenues grew $417 million, or 49%, to $1.3 billion reflecting a $223 million increase attributable to a 26% rise in sales volumes and a $194 million increase due to the effect of increased natural gas prices on wholesale prices. Higher wholesale electricity sales volumes reflected a partial shift in the customer base from retail to wholesale services, particularly in the business segment.

      Net gains from hedging and risk management activities, which are reported in revenues and include both realized and unrealized gains and losses, declined $124 million to $18 million in 2003. Changes in these results reflect market price movements on commodity contracts entered into to hedge gross margin; the comparison to 2002 also reflects a decline in activities in markets outside of Texas. Because the hedging activities are intended to mitigate the risk of commodity price movements on revenues and cost of energy sold, the changes in such results should not be viewed in isolation, but rather taken together with the effects of pricing and cost changes on gross margin. Results from these activities include net unrealized losses arising from mark-to-market accounting of $100 million in 2003 and $113 million in 2002. The majority of TXU Energy's natural gas physical sales and purchases are in the wholesale markets and essentially represent hedging activities. These activities are accounted for on a net basis with the exception of retail sales to business customers, which effective October 1, 2003 are reported gross in accordance with new accounting rules and totaled $39 million in revenues since that date. The increase in other revenues of $50 million to $219 million in 2003 was driven by this change.

      Gross Margin

                                                                               Year Ended December 31,
                                                                   --------------------------------------------
                                                                               % of                       % of
                                                                   2003       Revenue     2002           Revenue
                                                                   ----      ------------     ----       -------

Operating revenues.....................................          $ 7,995         100%        $ 7,691        100%
Costs and expenses:
     Cost of energy sold and delivery fees.............            5,124          64%          4,783         62%
     Operating costs...................................              691           9%            701          9%
     Depreciation and amortization related to generation
         assets........................................              370           4%            409          5%
                                                                 -------       -----         -------    -------
Gross margin...........................................          $ 1,810          23%        $ 1,798         24%
                                                                 =======       =====         =======    =======

      The depreciation and amortization expense reported in the gross margin amounts above excludes $39 million and $41 million of such expense for the years ended December 31, 2003 and 2002, respectively, related to assets that are not directly used in the generation of electricity.

      Gross margin increased $12 million, or 1%, to $1.8 billion in 2003. The gross margin comparison was favorably impacted by $197 million due to regulatory-related retail clawback accrual adjustments (a $185 million charge, $120 million after-tax, in 2002 and a $12 million credit in 2003), as described in Note 15 to Financial Statements, and $49 million in lower operating costs and depreciation and amortization. Adjusting for these effects, margin declined $234 million, driven by the effect of lower retail sales volumes. The combined effect of higher costs of energy sold and lower results from hedging and risk management activities was essentially offset by higher sales prices. Higher costs of energy sold were driven by higher natural gas prices, but were mitigated by increased sourcing of retail and wholesale sales demand from TXU Energy's base load (nuclear-powered and coal-fired) generation plants. Base load supply of sales demand increased by four percentage points to 50% in 2003. The balance of sales demand in 2003 was met with gas-fired generation and purchased power.

      Operating costs decreased $10 million, or 1%, to $691 million in 2003. The decline reflected $20 million due to one scheduled outage for nuclear generation unit refueling and maintenance in 2003 compared to two in 2002 and $15 million from various cost reduction initiatives, partially offset by $27 million in higher employee benefits and insurance costs. Depreciation and amortization related to generation assets decreased $39 million, or 10%, to $370 million. Of this decline, $37 million represented the effect of adjusted depreciation rates related to the generation fleet effective April 2003. The adjusted rates reflect an extension in the estimated average depreciable life of the nuclear generation facility's assets of approximately 11 years (to 2041) to better reflect its useful life, partially offset by higher depreciation rates for lignite and gas facilities to reflect investments in emissions equipment made in recent years.

      A decrease in depreciation and amortization (including amounts shown in the gross margin table above) of $41 million, or 9%, to $409 million in 2003 was driven by the adjusted depreciation rates related to the generation fleet as discussed above.

      SG&A expenses declined $139 million, or 18%, to $636 million in 2003. Lower staffing and related administrative expenses contributed approximately $95 million to the decrease, reflecting cost reduction and productivity enhancing initiatives and a focus on activities in the Texas market. Lower SG&A expenses also reflected a $40 million decline in bad debt expense. In the retail electricity business, the effect of enhanced credit and collection activities was largely offset by increased write-offs arising from disconnections now allowed under new regulatory rules and increased churn of non-paying customers. The decrease in bad debts expense primarily reflected the wind down of retail gas (business customer supply) activities outside of Texas and the recording of reserves in 2002.

      Other income increased $15 million to $48 million in 2003. Other income in both periods included $30 million of amortization of a gain on the sale of two generation plants in 2002. The 2003 period also included a $9 million gain on the sale of contracts related to retail gas activities outside of Texas.

      Other deductions decreased $232 million to $22 million in 2003, reflecting a $237 million ($154 million after-tax) writedown in 2002 of an investment in two generation plant construction projects. In addition, both periods include several individually immaterial items.

      Interest expense and related charges increased $108 million, or 50%, to $323 million in 2003. The increase reflects $108 million due to higher average interest rates resulting in part from the replacement of short-term borrowings with higher-rate long-term debt. An $11 million full-year effect of the amortization of the discount on the exchangeable subordinated notes issued in 2002 (subsequently exchanged by TXU Energy for exchangeable preferred membership interests), was largely offset by the effect of lower average borrowings.

      The effective income tax rate increased to 31.7% in 2003 from 26.8% in 2002. The increase was driven by the effect of comparable (to 2002) tax benefit amounts of depletion allowances and amortization of investment tax credits on a higher income base in 2003. (See Note 11 for analysis of the effective tax rate.)

      Income from continuing operations before extraordinary loss and cumulative effect of changes in accounting principles increased $174 million, or 55%, to $493 million in 2003. Results in 2002 included an impairment charge related to generation plant construction projects and accrual of the retail clawback credit of $154 million after-tax and $120 million after-tax, respectively. Excluding these items, earnings declined on gross margin compression due to lower retail sales volumes as well as higher interest expense, partially offset by lower SG&A expenses. Net pension and postretirement benefit costs reduced net income by $36 million in 2003 and by $20 million in 2002.

TXU Energy
----------

2002 compared to 2001
---------------------

      The TXU Energy segment's operating revenues increased $287 million, or 4%, to $7.7 billion in 2002. Total retail and wholesale electricity revenues rose $192 million, or 3%, to $7.4 billion driven by higher wholesale volumes. Wholesale electric revenues increased $761 million to $857 million, reflecting the substantial increase in wholesale sales volumes due to the opening of the Texas market to competition. Retail electric revenues declined $569 million, or 8%, to $6.5 billion, reflecting a $613 million reduction due to lower volumes partially offset by a $44 million increase due to higher average pricing. The price variance reflects a shift in customer mix, partially offset by the effect of lower rates. A 9% decline in overall retail electric sales volumes was primarily due to the effects of increased competitive activity in the small business and large business market. Year-end residential electricity customer counts, reflecting losses in the historical service territory and gains in new territories due to competition, were about even with the prior year. The increase in revenues also reflects certain revenues and related retail and generation expenses that were the responsibility of the Energy Delivery segment in 2001, but are included in Energy revenues in 2002.

      Net gains from hedging and risk management activities, which are reported in revenues and include both realized and unrealized gains and losses, declined $216 million to $142 million in 2002. Changes in these results reflect market price movements on commodity contracts entered into to hedge gross margin. Results from these activities included net unrealized losses of $113 million in 2002 and net unrealized gains of $318 million in 2001 arising from mark-to-market accounting.


     Gross Margin

                                                                           Year Ended December 31,
                                                                  ---------------------------------------------
                                                                               % of                        % of
                                                                  2002        Revenue         2001        Revenue
                                                                  ----        -------         ----        -------
Operating revenues.....................................          $ 7,691         100%        $ 7,404        100%
Costs and expenses:
     Cost of energy sold and delivery fees.............            4,783          62%          4,800         65%
     Operating costs...................................              701           9%            671          9%
     Depreciation and amortization related to generation
         assets........................................              409           5%            391          5%
                                                                 -------       ------        -------     -------
Gross margin...........................................          $ 1,798          24%        $ 1,542         21%
                                                                 =======       ======        =======     =======

      The depreciation and amortization expense included in gross margin excludes $41 million and $4 million of such expense for 2002 and 2001, respectively, related to assets that are not directly used in the generation of electricity. In addition, the 2001 period had goodwill amortization of $14 million.

      Gross margin increased $256 million, or 17%, to $1.8 billion in 2002. The increase was driven by the net favorable effect of lower average costs of energy sold, higher retail pricing and lower results from hedging and risk management activities. Higher gross margin also reflected significant growth in wholesale electricity sales volumes in the newly deregulated ERCOT market, largely offset by the effect of lower retail electricity volumes. Gross margin in 2002 was negatively affected by the accrual of $185 million ($120 million after-tax) for regulatory-related retail clawback, which is reported in cost of energy sold and delivery fees. Operating costs rose $30 million, or 4%, to $701 million primarily due to the costs of refueling two units, compared to one in 2001, at the nuclear-powered generation plant.

      An increase in depreciation and amortization, other than goodwill (including amounts shown in the gross margin table above), of $55 million, or 14%, to $450 million was primarily due to investments in computer systems required to operate in the newly deregulated market and expansion of office facilities.

      An increase in SG&A expenses of $464 million, or 149%, to $775 million reflected the effect of retail customer support costs and bad debt expense of approximately $150 million that were the responsibility of the Energy Delivery segment in 2001. The increase in SG&A expenses also reflected $199 million in higher staffing and other administrative costs, related to expanded retail sales operations and hedging activities, and higher bad debt expense of $90 million, all due largely to the opening of the Texas electricity market to competition. With the completion of the transition to competition in Texas, the industry-wide decline in portfolio management activities, and the expected deferral of deregulation of energy markets in other states, TXU Energy initiated several cost savings initiatives in 2002. Such actions resulted in $31 million in severance charges in 2002, which contributed to the increase in SG&A expense.


      Franchise and revenue-based taxes rose $106 million to $120 million due to state gross receipts taxes that were the responsibility of the Oncor segment in 2001. Effective in 2002, state gross receipts taxes related to electricity revenues are an expense of the TXU Energy segment, while local gross receipts taxes are an expense of the Oncor segment.

      Other income increased by $31 million to $33 million, reflecting amortization of $30 million of a gain on the sale in 2002 of two generation plants.

      Other deductions increased by $58 million to $254 million, reflecting a $237 million ($154 million after-tax) writedown in 2002 of an investment in two generation plant construction projects. Amounts in 2001 included $149 million ($97 million after-tax) in losses on the early extinguishment of debt under the debt restructuring and refinancing plan pursuant to the requirements of the 1999 Restructuring Legislation, a $22 million regulatory asset write-off pursuant to a regulatory order and $18 million in various asset writedowns.

      Interest income declined by $28 million, or 74%, to $10 million primarily due to the recovery of under-collected fuel revenue on which interest income had been accrued under regulation in 2001.

      Interest expense and other charges decreased $9 million, or 4%, to $215 million reflecting lower average debt levels, partially offset by higher rates and a decrease in capitalized interest.

      The effective tax rate decreased to 26.8% in 2002 from 29.5% in 2001. The decrease was driven by the effect of comparable (to 2001) tax benefit amounts of depletion allowances and amortization of investment tax credits on a lower income base in 2002.

      Income from continuing operations before extraordinary loss and cumulative effect of changes in accounting principles decreased $258 million, or 45%, to $319 million in 2002. The decline was driven by an increase in SG&A expenses and higher franchise and revenue-based taxes, partially offset by the improved gross margin (net of the $120 million effect of the retail clawback accrual). The $154 million effect of the generation plant construction project writedown was partially offset by the $97 million effect of losses on early extinguishment of debt in 2001. Net pension and postretirement benefit costs reduced net income by $20 million in 2002 and $12 million in 2001.

Oncor
-----

Financial Results
-----------------

                                                                           Year Ended December 31,
                                                                 -----------------------------------------
                                                                      2003          2002        2001*
                                                                      ----          ----        -----

Operating revenues...........................................        $2,087        $1,994      $ 2,314

Costs and  expenses:

    Operating costs..........................................           709           676          594

    Depreciation and amortization, other than goodwill.......           297           264          238

    Selling, general and administrative expenses.............           207           213          376

    Franchise and revenue-based taxes .......................           250           272          427

    Other income ............................................            (8)           (9)          (9)

    Other deductions.........................................            --            --           73

    Interest income .........................................           (52)          (49)          --

    Interest expense and related charges ....................           300           265          267

    Goodwill amortization....................................            --            --            1
                                                                     ------        ------      -------

        Total costs and expenses.............................         1,703         1,632        1,967
                                                                     ------        ------      -------

Income before income taxes and extraordinary loss............           384           362          347

Income tax expense...........................................           126           117          119
                                                                     ------        ------      -------

Income before extraordinary loss.............................        $  258        $  245      $   228
                                                                     ======        ======      =======
------------------------

    The Oncor segment includes the electricity transmission and distribution business of Oncor, which is subject to regulation by Texas authorities.

* Data for 2001 is included above for the purpose of providing historical financial information about the Oncor segment after giving effect to the restructuring transactions and allocations described in Note 15 to Financial Statements. Allocations reflected in 2001 data did not necessarily result in amounts reported in individual line items that are comparable to actual results in 2003 and 2002. Had Oncor existed as a separate entity in 2001, its results of operations and financial position could have differed materially from those reflected above.

Oncor
-----

Operating Data
--------------

                                                                             Year Ended December 31,
                                                                        ----------------------------------
                                                                         2003          2002        2001(a)
                                                                         ----          ----        -------

Operating statistics:
Electric energy delivered - volumes (GWh) (b)...................       101,810       102,481        99,139

Electricity distribution points of delivery - based on number of
meters (end of period and in thousands) (c).....................         2,932         2,909         2,844

Operating revenues (millions of dollars):
Electricity transmission and distribution:
     Affiliated (TXU Energy)....................................       $ 1,489       $ 1,586       $ 2,314
     Non-affiliated.............................................           598           408             -
                                                                       -------       -------       -------
       Total  operating revenues................................       $ 2,087       $ 1,994       $ 2,314
                                                                       =======       =======       =======

--------------------------
(a)   See footnote on previous page.
(b)   2002 data revised
(c) Includes lighting sites, primarily guard lights, for which TXU Energy is the REP but are not included in TXU Energy's customer count. Such sites totaled 100,901 in 2003, 105,987 in 2002 and 124,916 in 2001.



Oncor
-----

2003 compared to 2002
---------------------

      Oncor's operating revenues increased $93 million, or 5%, to $2.1 billion in 2003. Higher tariffs provided $56 million of this increase, reflecting transmission rate increases approved in 2003 ($37 million) and delivery fee surcharges associated with the issuance of securitization bonds in August 2003 ($19 million). (See Note 15 to Financial Statements.) The balance of the revenue growth reflected $26 million in increased disconnect/reconnect fees, reflecting disconnections initiated by REP's under new regulatory rules and increased consumer switching due to competitive activity, and $10 million from increased pricing to certain business consumers due to higher peak demands in 2003. The increase in the non-affiliated component of Oncor's revenues reflects competitive activity in the historical service territory. Delivered electricity volumes were about even with 2002.

      Gross Margin

                                                                            Year Ended December 31,
                                                                   ------------------------------------------
                                                                                % of                     % of
                                                                   2003       Revenue        2002       Revenue
                                                                   ----      ----------      ----       -------

Operating revenues........................................       $ 2,087         100%        $ 1,994        100%
Costs and expenses:
     Operating costs......................................           709          34%            676         34%
     Depreciation and amortization related to transmission
         and distribution assets..........................           285          14%            254         13%
                                                                 -------       -----         -------      -----
Gross margin..............................................       $ 1,093          52%        $ 1,064         53%
                                                                 =======       =====         =======      =====

      The depreciation and amortization expense included in gross margin excludes $12 million and $10 million of such expense for the years ended December 31, 2003 and 2002, respectively, related to assets that are not directly used in the delivery of energy.

      Gross margin increased $29 million, or 3%, to $1.1 billion in 2003. The increase reflected the benefit of higher electricity delivery tariffs, partially offset by increased operating costs and depreciation and amortization. The increase in operating costs of $33 million, or 5%, to $709 million reflects $22 million in higher electricity transmission costs paid to other utilities and $8 million in higher pension and other postretirement benefit costs. The increase in depreciation and amortization of $31 million, or 12%, to $285 million reflects $11 million in higher depreciation due to investments in delivery facilities to support growth and normal replacements of equipment and $19 million in amortization of regulatory assets associated with the issuance of securitization bonds in August 2003. The effect on revenues of the delivery fee surcharges associated with the issuance of securitization bonds is offset by the related amortization expense.

      SG&A expenses decreased $6 million, or 3%, to $207 million in 2003 due primarily to lower outside services and consulting expenses arising from cost reduction initiatives implemented in late 2002.

      Franchise and revenue-based taxes declined $22 million, or 8%, to $250 million in 2003 due to the full implementation of a regulatory change in the basis for the calculation of local gross receipts taxes from revenue dollars to kilowatt-hours.

      Interest income increased $3 million, or 6%, to $52 million in 2003 reflecting a $15 million increase in the reimbursement from the TXU Energy segment for higher carrying costs on regulatory assets (see discussion of higher average interest rates below) and a $3 million increase in investment income, partially offset by $15 million less interest on the excess mitigation credit note receivable from TXU Energy due to principal payments. (See Note 15 to Financial Statements.)

      Interest expense and related charges rose by $35 million, or 13%, to $300 million in 2003. The increase reflected a $48 million impact of higher average interest rates and a $2 million impact of higher average borrowings, partially offset by $15 million less interest credited to REPs related to the excess mitigation credit. The change in average interest rates reflected the refinancing of affiliate borrowings with higher rate long-term debt issuances.

      The effective income tax rate was 32.8% in 2003 compared to 32.3% in 2002. There were no significant unusual items impacting the effective rates.

      Income from continuing operations before extraordinary loss and cumulative effect of changes in accounting principles increased $13 million, or 5%, to $258 million in 2003, reflecting higher revenues, partially offset by higher operating expenses and higher interest expense. Net pension and postretirement benefit costs reduced net income by $19 million in 2003 and $11 million in 2002.

Oncor
-----

2002 compared to 2001
---------------------

      Operating revenues decreased $320 million, or 14%, to $2.0 billion in 2002. Revenues in 2001 included amounts associated with generation and retail expenses that were the responsibility of the Oncor segment, but in 2002 such revenues and expenses were the responsibility of the TXU Energy segment. Excluding the impact of such revenues in 2001, Oncor's revenues rose 3% on a 6% increase in electricity volumes delivered. Because the fees to REPs for their large business customers are fixed for specified ranges of volumes, changes in distribution volumes do not necessarily result in comparable changes in reported revenues.


      Gross Margin
                                                                            Year Ended December 31,
                                                                   --------------------------------------------
                                                                                % of                      % of
                                                                   2002       Revenue         2001       Revenue
                                                                   ----      ---------        ----       -------

Operating revenues........................................       $ 1,994         100%        $ 2,314        100%
Cost and expenses:
    Operating costs.......................................           676          34%            594         26%
    Depreciation and amortization (related to transmission
     and distribution assets).............................           254          13%            238         10%
                                                                 -------       -----         -------     ------
Gross margin..............................................       $ 1,064          53%        $ 1,482         64%
                                                                 =======       =====         =======     ======

      The depreciation and amortization expense included in gross margin excludes $10 million of such expense for the year ended December 31, 2002, related to assets that are not directly used in the delivery of energy.

      Gross margin decreased $418 million, or 28% to $1.1 billion in 2002. The decrease reflects the impact of revenues allocated to the Oncor segment in 2001, as discussed above, and higher operating costs in 2002. The increase in operating costs of $82 million, or 14%, to $676 million primarily reflects costs associated with a consumer energy efficiency program, mandated by the Commission, and higher transmission costs paid to other utilities.

      Depreciation and amortization, other than goodwill (including amounts shown in the gross margin table above), increased $26 million, or 11%, to $264 million. The increase reflected investments in computer systems to support the restructuring of the Texas electricity market, as well as normal growth and replacements of delivery facilities.

      SG&A expenses decreased by $163 million, or 43%, to $213 million due primarily to lower bad debt expense and customer support costs of approximately $150 million, as the retail sales function is reflected in the TXU Energy segment in 2002. In addition, information technology costs were higher in 2001 due to system changes made in preparation of unbundling the delivery business from the generation and retail operations.

      Franchise and revenue-based taxes decreased $155 million, or 36%, to $272 million in 2002 due to state gross receipts taxes that are reported in the TXU Energy segment in 2002. Effective in 2002, local gross receipts taxes related to electricity revenue are an expense of the Oncor segment while state gross receipts taxes are an expense of the TXU Energy segment.

      Other deductions decreased by $73 million reflecting a recoverable charge in 2001 of $73 million related to regulatory restructuring of the Texas electricity market.

      Interest income of $49 million in 2002 reflected the reimbursement, effective in 2002, from the TXU Energy segment for carrying costs on regulatory assets.

      Interest expense and other charges declined by $2 million, or 1%, to $265 million. The decline reflected $25 million due to lower average debt levels, largely offset by $21 million in interest expense credited to REPs related to the excess mitigation credit and a $2 million decrease in capitalized interest.

      Goodwill amortization of $1 million in 2001 ceased, reflecting the discontinuance of goodwill amortization pursuant to the adoption of SFAS No. 142.

      The effective tax rate was 32.3% in 2002 compared to 34.3% in 2001. The decline reflected nonrecurring regulatory-driven adjustments recorded in 2001 relating to prior years.

      Income before extraordinary loss increased $17 million, or 7%, to $245 million, driven by the declines in SG&A expenses and franchise and revenue-based taxes, as well as higher interest income, partially offset by lower gross margin. Net pension and postretirement benefit costs reduced net income by $11 million in 2002 and $2 million in 2001.

COMPREHENSIVE INCOME -- Continuing Operations

      Cash flow hedge activity reported in other comprehensive income from continuing operations included:

                                                                           Year Ended December 31,
                                                                      -------------------------------
                                                                       2003         2002         2001
                                                                       ----         ----         ----

Cash flow hedge activity (net of tax):
Net change in fair value of hedges - gains/(losses):
   Commodities...............................................        $  (138)      $   (96)     $    16
   Financing - interest rate hedges..........................             --           (88)          --
                                                                     -------       -------      -------
                                                                        (138)         (184)          16
Losses realized in earnings (net of tax):
   Commodities...............................................            162            16            1
   Financing - interest rate hedges..........................              6             2           --
                                                                     -------       -------      -------
                                                                         168            18            1

Net income(loss) effect of cash flow hedges reported
   in other comprehensive income.............................        $    30       $  (166)     $    17
                                                                     =======       =======      =======

      US Holdings has historically used, and expects to continue to use, derivative financial instruments that are highly effective in offsetting future cash flow volatility in energy commodity prices and interest rates. The amounts included in accumulated other comprehensive income are expected to offset the impact of rate or price changes on forecasted transactions. Amounts in accumulated other comprehensive income include (i) the value of the cash flow hedges (for the effective portion), based on current market conditions, and (ii) the value of dedesignated and terminated cash flow hedges at the time of such dedesignation, less amortization, providing the transaction that was hedged is still probable. The effects of the hedge will be recorded in the statement of income as the hedged transactions are actually settled.

      Other comprehensive income also included adjustments related to minimum pension liabilities. Minimum pension liability adjustments were a gain of $35 million ($23 million after-tax) in 2003, and losses of $57 million ($37 million after-tax) and $1 million ($1 million after-tax) in 2002 and 2001, respectively. The gain in 2003 reflected the impact of improved returns on plan assets. The minimum pension liability represents the difference between the excess of the accumulated benefit obligation over the plans' assets and the liability reflected in the balance sheet. The recording of the liability did not affect US Holdings' financial covenants in any of its credit agreements.

      US Holdings adopted SFAS 133 effective January 1, 2001, and recorded a $1 million charge to other comprehensive income to reflect the fair value of derivatives effective as cash flow hedges at transition.

      See also Note 14 to Financial Statements.

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

      US Holdings expects to satisfy its liquidity needs from existing cash balances, cash flows from operations, advances from affiliates, renewal of existing credit facilities, successful remarketing of mandatorily tendered securities, issuance of additional securities and dispositions of non-strategic assets.

      Cash Flows -- Cash flows provided by operating activities for the year ended December 31, 2003 were $2.0 billion compared to $1.3 billion and $1.8 billion for the years ended December 31, 2002 and 2001, respectively. The principal driver of the $665 million increase in 2003 was favorable working capital (accounts receivable, accounts payable and inventories) changes of $704 million, which primarily reflects the effect of billing and collection delays in 2002, due to data compilation and reconciliation issues among ERCOT and the market participants in the newly deregulated market, and includes $100 million in increased funding under the accounts receivable sale program.

      The decrease in cash flows in 2002 from 2001 of $502 million reflected the effect of a return in 2001 of $227 million in margins deposits related to hedging and risk management activities (in exchange for letters of credit) and lower cash earnings (net income adjusted for the significant noncash items identified in the statement of cash flows). The net unfavorable change in working capital of $403 million in 2002 was comparable to 2001.

     Cash flows used in financing activities were $1.9 billion in 2003 compared to cash flows provided by financing activities of $774 million in 2002. The activity in 2003 reflected use of operating cash flows and cash on hand to reduce short and long-term borrowings. Net cash used in issuances and repayments of borrowings, including advances from affiliates, totaled $888 million in 2003 compared to cash provided of $1.7 billion in 2002. Cash distributions to TXU Corp. and common stock repurchases totaled $11 billion in 2003 and $927 million in 2002. As a result of the unbundling of US Holdings, there were also substantial issuances and repayments of long-term debt and retirements of equity securities in 2001. Cash flows used in financing activities were $795 million in 2001, which included a net $709 million in repurchases of common stock and a capital contribution from TXU Corp.

      Cash flows used in investing activities totaled $712 million, $608 million and $991 million during 2003, 2002 and 2001, respectively. Capital expenditures, including nuclear fuel, were $750 million in 2003, $848 million in 2002 and $1.0 billion in 2001. Capital expenditures, including nuclear fuel, are expected to total $855 million in 2004. Proceeds from asset sales in 2002 totaled $447 million and reflected the sale of the Handley and Mountain Creek power plants in the Dallas-Fort Worth area. Acquisitions in 2002 included $36 million for a cogeneration and wholesale production business in New Jersey. Other investing activities in 2002 included $137 million for terminations of out-of-the-money cash flow hedges, primarily reflecting declines in interest rates.

     Depreciation and amortization expense reported in the statement of cash flows exceeds the amount reported in the statement of income by $69 million for 2003. This difference reflected $62 million of amortization of nuclear fuel, which is reported as cost of energy sold in the statement of income consistent with industry practice, and $7 million of amortization of regulatory assets, which is reported as operating costs in the statement of income.

Financing Activities
--------------------

      Over the next twelve months, US Holdings and its subsidiaries will need to fund ongoing working capital requirements and maturities of debt. US Holdings and its subsidiaries have funded or intend to fund these requirements through cash on hand, cash flows from operations, the sale of assets, short-term credit facilities and the issuance of long-term debt or other securities.

      Long-Term Debt Activity -- During the year ended December 31, 2003, US Holdings and its subsidiaries issued, redeemed, reacquired or made scheduled principal payments on long-term debt as follows:

                                                                           Issuances   Retirements
                                                                           ---------   -----------
Oncor:
    First mortgage bonds.............................                        $   --      $  663
    Medium term notes................................                            --          15
    Transition Bonds.................................                           500          --

TXU Energy:
    Fixed rate senior notes..........................                         1,250          72
    Pollution control revenue bonds..................                           567         637
    Other long-term debt.............................                             3          --

US Holdings
    Other long-term debt.............................                            --           4
                                                                             ------      ------

    Total............................................                        $2,320      $1,391
                                                                             ======      ======

      See Notes 7, 8, 9 and 10 to Financial Statements for further detail of debt issuance and retirements, financing arrangements, preferred securities and capitalization.

      Regulatory Asset Securitization -- The Settlement Plan approved by the Commission provides for the issuance of securitization bonds in the aggregate principal amount of $1.3 billion to recover regulatory asset stranded costs. Oncor issued $500 million of the bonds in August of 2003. In addition, approximately $790 million is expected to be issued in the first half of 2004. The proceeds will be used by Oncor to retire debt and repurchase equity. Because the bond principal and interest payments are secured by the collection of delivery fee surcharges by Oncor, the $1.3 billion in debt is excluded from US Holdings' and Oncor's capitalization by credit rating agencies.

      Credit Facilities - At December 31, 2003, TXU Corp. and its US subsidiaries had credit facilities totaling $2.8 billion and expiring in 2005 and 2008, of which $2.3 billion was unused. These credit facilities support issuances of letters of credit and are available to Oncor and TXU Energy for borrowings. See Note 7 to Financial Statements for details of arrangements.

      Exchangeable Preferred Membership Interests -- In July 2003, TXU Energy exercised its right in a noncash transaction, to exchange its $750 million 9% Exchangeable Subordinated Notes due November 22, 2012 for exchangeable preferred membership interests with identical economic and other terms. These securities are exchangeable for TXU Corp. common stock at an exchange price of $13.1242 per share. The market price of TXU Corp. common stock on December 31, 2003 was $23.72. Any exchange of these securities into common stock would result in a proportionate write-off of the related unamortized discount as a charge to earnings. If all the securities had been exchanged into common stock on December 31, 2003, TXU Energy would have recognized a pre-tax charge of $253 million.

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

      Capitalization -- The capitalization ratios of US holdings at December 31, 2003, consisted of long-term debt (less amounts due currently) of 51.4%, exchangeable preferred membership interests (net of unamortized discount balance of $253 million) of 3.5%, preferred stock of 0.3% and common stock equity of 44.8%.

      Oncor's cash distributions may take the legal form of common stock share repurchases or the payment of dividends on outstanding shares of its common stock. The form of the distributions is primarily determined by current and forecasted levels of retained earnings as well as state tax implications. The common stock share repurchases made subsequent to January 1, 2002 are cash distributions to US Holdings that for financial reporting purposes have been recorded as a return of capital. Any future cash distributions to US Holdings will be reported (i) as a return of capital if made through repurchases or (ii) as a dividend if so declared by the board of directors. Any future common stock share repurchases will reduce the amount of Oncor's equity, but will not change US Holdings' 100% ownership of Oncor.

      Short-term Borrowings -- At December 31, 2003, US Holdings had outstanding short-term borrowings consisting of advances from affiliates of $691 million. At December 31, 2002, outstanding short-term bank borrowings were $1.8 billion and advances from affiliates were $787 million. Weighted average interest rates on short-term borrowings were 2.92% and 2.44% at December 31, 2003 and 2002, respectively.

      Sale of Receivables -- TXU Corp. has established an accounts receivable securitization program. The activity under this program is accounted for as a sale of accounts receivable in accordance with SFAS 140. Under the program, US subsidiaries of TXU Corp. (originators) sell trade accounts receivable to TXU Receivables Company, a consolidated wholly-owned bankruptcy remote direct subsidiary of TXU Corp., which sells undivided interests in the purchased accounts receivable for cash to special purpose entities established by financial institutions. All new trade receivables under the program generated by the originators are continuously purchased by TXU Receivables Company with the proceeds from collections of receivables previously purchased. Funding to US Holdings under the program in 2003 totaled $547 million and $447 million in 2002. The increase of $100 million primarily reflects billing and collection delays in 2002 due to data compilation and reconciliation issues among ERCOT and the market participants in the newly deregulated market. See Note 7 to Financial Statements for a more complete description of the program including the financial impact on earnings and cash flows for the periods presented and the contingencies that could result in termination of the program.

      Cash and Cash Equivalents -- Cash on hand totaled $806 million and $1.5 billion at December 31, 2003 and 2002, respectively. The decline reflects repayments of borrowings.

      Credit Ratings of TXU Corp. and its US Subsidiaries -- The current credit ratings for TXU Corp., US Holdings and certain of its US subsidiaries are presented below:

                             TXU Corp.           US Holdings           Oncor             TXU Energy
                             ---------           -----------           -----             ----------
                          (Senior Unsecured)  (Senior Unsecured)      (Secured)        (Senior Unsecured)
       S&P                    BBB-                  BBB-                BBB                  BBB

       Moody's                Ba1                   Baa3                Baa1                 Baa2

       Fitch                  BBB-                  BBB-                BBB+                 BBB


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

      Financial Covenants, Credit Rating Provisions and Cross Default
Provisions -- The terms of certain financing arrangements of US Holdings and its subsidiaries contain financial covenants that require maintenance of specified fixed charge coverage ratios, shareholders' equity to total capitalization ratios and leverage ratios and/or contain minimum net worth covenants. TXU Energy's exchangeable preferred membership interests also limit its incurrence of additional indebtedness unless a leverage ratio and interest coverage test are met on a pro forma basis. As of December 31, 2003, US Holdings and its subsidiaries were in compliance with all such applicable covenants.

      Certain financing and other arrangements of US Holdings and its subsidiaries contain provisions that are specifically affected by changes in credit ratings and also include cross default provisions. The material credit rating and cross default provisions are described below.

      Other agreements of US Holdings, including some of the credit facilities discussed above, contain terms pursuant to which the interest rates charged under the agreements may be adjusted depending on the credit ratings of US Holdings or its subsidiaries.

Credit Rating Covenants
-----------------------

      TXU Energy has provided a guarantee of the obligations under TXU Corp.'s lease (approximately $130 million at December 31, 2003) for its headquarters building. In the event of a downgrade of TXU Energy's credit rating to below investment grade, a letter of credit would need to be provided within 30 days of any such ratings decline.

      TXU Energy has entered into certain commodity contracts and lease arrangements that in some instances give the other party the right, but not the obligation, to request TXU Energy to post collateral in the event that its credit rating falls below investment grade.

      Based on its current commodity contract positions, if TXU Energy were downgraded below investment grade by any specified rating agency, counterparties would have the option to request TXU Energy to post additional collateral of approximately $145 million.

      In addition, TXU Energy has a number of other contractual arrangements where the counterparties would have the right to request TXU Energy to post collateral if its credit rating was downgraded below investment grade by all three rating agencies. The amount TXU Energy would post under these transactions depends in part on the value of the contracts at that time. As of December 31, 2003, based on current market conditions, the maximum TXU Energy would post for these transactions is $247 million. Of this amount, $228 million relates to one specific counterparty.

      TXU Energy is also the obligor on leases aggregating $161 million. Under the terms of those leases, if TXU Energy's credit rating were downgraded to below investment grade by any specified rating agency, TXU Energy could be required to sell the assets, assign the leases to a new obligor that is investment grade, post a letter of credit or defease the leases.

      ERCOT also has rules in place to assure adequate credit worthiness for parties that schedule power on the ERCOT System. Under those rules, if TXU Energy's credit rating were downgraded to below investment grade by any specified rating agency, TXU Energy could be required to post collateral of approximately $32 million.

Cross Default Provisions
------------------------

      Certain financing arrangements of US Holdings contain provisions that would result in an event of default if there were a failure under other financing arrangements to meet payment terms or to observe other covenants that would result in an acceleration of payments due. Such provisions are referred to as "cross default" provisions.

      A default by US Holdings or any subsidiary thereof on financing arrangements of $50 million or more would result in a cross default under the $1.4 billion US Holdings five-year revolving credit facility, the $400 million US Holdings credit facility and $30 million of TXU Mining senior notes (which have a $1 million cross default threshold).

      A default by TXU Energy or Oncor or any subsidiary thereof in respect of indebtedness in a principal amount in excess of $50 million would result in a cross default for such party under the TXU Energy/Oncor $450 million revolving credit facility. Under this credit facility, a default by TXU Energy or any subsidiary thereof would cause the maturity of outstanding balances under such facility to be accelerated as to TXU Energy, but not as to Oncor. Also, under this credit facility, a default by Oncor or any subsidiary thereof would cause the maturity of outstanding balances under such facility to be accelerated as to Oncor, but not as to TXU Energy.

      A default by TXU Corp. on indebtedness of $50 million or more would result in a cross default under the new $500 million five-year revolving credit facility.

      A default or similar event under the terms of the TXU Energy exchangeable preferred membership interests that results in the acceleration (or other mandatory repayment prior to the mandatory redemption date) of such security or the failure to pay such security at the mandatory redemption date would result in a default under TXU Energy's $1.25 billion senior unsecured notes.

      TXU Energy has entered into certain mining and equipment leasing arrangements aggregating $118 million that would terminate upon the default of any other obligations of TXU Energy owed to the lessor. In the event of a default by TXU Mining on indebtedness in excess of $1 million, a cross default would result under the $31 million TXU Mining leveraged lease and the lease could terminate.

      The accounts receivable program also contains a cross default provision with a threshold of $50 million applicable to each of the originators under the program. TXU Receivables Company and TXU Business Services each have a cross default threshold of $50,000. If either an originator, TXU Business Services or TXU Receivables Company defaults on indebtedness of the applicable threshold, the facility could terminate.

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

      Long-Term Contractual Obligations and Commitments -- The following table summarizes the contractual cash obligations of US Holdings for each of the periods presented (see Notes 8, 9 and 16 to Financial Statements for additional disclosures regarding terms of these obligations). Because of the new disclosure requirements, this table includes commitment amounts not previously disclosed.

                                                                                                  More
                                                               Less        One to     Three to    Than
                                                               Than One    Three      Five        Five
   Contractual Cash Obligations                                Year        Years      Years       Years
   ----------------------------                                ----        -----      -----       -----
   Long-term debt and preferred membership interest -
    principal and interest/dividends....................       $ 752      $1,180      $1,488    $12,816
   Operating leases and capital lease obligations (a)...          73         152         153        479
   Purchase obligations(b)..............................       2,349       1,255         545        502
   Other liabilities on the balance sheet -
   Pensions and other postretirement liabilities --
       plan contributions (c)...........................          86         182         174         86
                                                              ------      ------       -----    -------
    Total contractual cash obligations..................      $3,260      $2,769      $2,360    $13,883
                                                              ======      ======      ======    =======

 --------------------------
 (a) Includes short-term non-cancelable leases.
 (b) Amounts presented for variable priced contracts assumed the year end 2003 price remained in effect for all periods except where contractual price adjustment or index-based prices were specified.
 (c) Projections of cash contributions to qualified pension and other postretirement benefit plans for the years 2004 - 2009.

     The following contractual obligations were excluded from the purchase obligations disclosure in the table above:

 (1) individual contracts that have an annual cash requirement of less than $1 million. (However, multiple contracts with one counterparty that are individually less than $1 million have been aggregated.)
 (2) contracts that are cancelable without payment of a substantial cancellation penalty.
 (3)    employment contracts with management.

      Guarantees-- See Note 16 to Financial Statements for details of guarantees

Investing Activities
--------------------

      In April 2002, TXU Energy acquired a cogeneration and wholesale energy production business in New Jersey for $36 million in cash. The acquisition included a 122 megawatt (MW) combined-cycle power production facility and various contracts, including electric supply and gas transportation agreements. The acquisition was accounted for as a purchase business combination, and its results of operations are reflected in the consolidated financial statements from the acquisition date.

      In May 2002, TXU Energy acquired a 260 MW combined-cycle power generation facility in northwest Texas through a settlement agreement which dismissed a lawsuit previously filed related to the plant, and included a nominal cash payment. TXU Energy previously purchased all of the electrical output of this plant under a long-term contract.

      In April 2002, TXU Energy completed the sale of two electricity generation plants in the Dallas-Fort Worth area with total capacity of 2,334 MW for $443 million in cash. Concurrent with the sale, TXU Energy entered into a tolling agreement to purchase power during the summer months through 2006. The terms of the tolling agreement include above-market pricing, representing a fair value liability of $190 million. A pretax gain on the sale of $146 million, net of the effects of the tolling agreement, was deferred and is being recognized in other income during summer months over the five-year term of the tolling agreement. Both the value of the tolling agreement and the deferred gain are reported in other liabilities in the balance sheet. The amount of the gain recognized in other income in 2003 was approximately $30 million.

      US Holdings may pursue potential investment opportunities if it concludes that such investments are consistent with its business strategies and will dispose of nonstrategic assets to allow redeployment of resources into faster growing opportunities in an effort to enhance the long-term return to its shareholders.

      Future Capital Expenditures -- Capital expenditures, including nuclear fuel, are estimated at approximately $855 million for 2004, substantially all of which are for major repairs and organic growth of existing operations. Of this amount, approximately 62% is planned for the Oncor segment, and 38% for the TXU Energy segment.

 OFF BALANCE SHEET ARRANGEMENTS

      See discussion above under "Sale of Receivables" and in Note 7 to Financial Statements.


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

      See Note 16 to Financial Statements for a discussion of other commitments and contingencies, including guarantees.

REGULATION AND RATES

      Information Request From CFTC -- In October 2003, TXU Corp. received an informal request for information from the US Commodity Futures Trading Commission (CFTC) seeking voluntary production of information concerning disclosure of price and volume information furnished by TXU Portfolio Management Company LP to energy industry publications. The request seeks information for the period from January 1, 1999 to the present. TXU Corp. has cooperated with the CFTC, and is in the process of completing its response to such information request. TXU Corp. believes that TXU Portfolio Management Company LP was not engaged in any reporting of price or volume information that would in any way justify any action by the CFTC.

      1999 Restructuring Legislation and Settlement Plan -- On December 31, 2001, US Holdings filed the Settlement Plan with the Commission. It resolved all major pending issues related to US Holdings' transition to electricity competition pursuant to the 1999 Restructuring Legislation. The Settlement Plan does not remove regulatory oversight of Oncor's business nor does it eliminate TXU Energy's price-to-beat rates and related fuel adjustments. The Settlement Plan became final and nonappealable in January 2003. See Note 15 to Financial Statements for the major elements of the Settlement Plan, the most significant of which on a go-forward basis are the retail clawback credit and the issuance of securitization bonds to recover regulatory asset stranded costs.

      Price-to-Beat Rates - Under the 1999 Restructuring Legislation, TXU Energy is required to continue to charge a "price-to-beat" rate established by the Commission to residential customers (and to offer, along with other pricing alternatives, this rate to small business customers) in the historical service territory. The rate can be adjusted upward or downward twice a year, subject to approval by the Commission, for changes in the market price of natural gas. TXU Energy increased its price-to-beat rate in March and August of 2003.

      Wholesale market design - In August 2003, the Commission adopted a rule that, if fully implemented, would alter the wholesale market design in ERCOT. The rule requires ERCOT: o to use a stakeholder process to develop a new wholesale market model; o to operate a voluntary day-ahead energy market; o to directly assign all congestion rents to the resources that caused the congestion; o to use nodal energy prices for resources; o to provide information for energy trading hubs by aggregating nodes; o to use zonal prices for loads; and o to provide congestion revenue rights (but not physical rights).

      Under the rule, the proposed market design and associated cost-benefit analysis is to be filed with the Commission by November 1, 2004 and is to be implemented by October 1, 2006. TXU Energy is currently unable to predict the cost or impact of implementing any proposed change to the current wholesale market design.

      Transmission Rates -- In May 2003, the Commission approved an increase in Oncor's wholesale transmission tariffs (rates) charged to distribution utilities that became effective immediately. In March and August 2003 and March 2004, the Commission approved increases in the transmission cost recovery component of Oncor's distribution rates charged to REPs (including TXU Energy). The combined effect of these four increases in both the transmission and distribution rates is an estimated $62 million of incremental revenues to Oncor on an annualized basis. With respect to the impact on US Holdings' consolidated results, the higher distribution rates result in reduced margin on TXU Energy's sales to those retail customers with pricing that does not provide for recovery of higher delivery fees, principally price-to-beat customers.

      On March 3, 2004, Oncor filed an annual request for interim update of its wholesale transmission rates. Oncor requested a total annualized revenue increase of $14 million effective April 7, 2004.

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

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

      Market risk is the risk that US Holdings may experience a loss in value as a result of changes in market conditions such as commodity prices and interest rates, which US Holdings is exposed to in the ordinary course of business. US Holdings' exposure to market risk is affected by a number of factors, including the size, duration and composition of its energy and financial portfolio, as well as volatility and liquidity of markets. US Holdings enters into financial instruments such as interest rate swaps to manage interest rate risks related to its indebtedness, as well as exchange traded, over the counter contracts and other contractual commitments to manage commodity price risk in its portfolio management activities.

RISK OVERSIGHT

      TXU Energy's portfolio management operation manages the market, credit and operational risk of the unregulated energy business within limitations established by senior management and in accordance with TXU Energy's overall risk management policies. Market risks are monitored daily by risk management groups that operate and report independently of the portfolio management operations, utilizing industry accepted practices and analytical methodologies. These techniques measure the risk and change in value of the portfolio of contracts and the hypothetical effect on this value from changes in market conditions and include, but are not limited to, Value at Risk (VaR) methodologies.

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

      In connection with Mr. Wilder's review of operations, as discussed above under Management Change, TXU Energy has engaged a consulting firm to review its portfolio management activities. The review, which commenced in March 2004, will cover governance and risk policies, the control environment and management processes. The purpose of the review is primarily to identify opportunities, if any, to improve the effectiveness of portfolio management operations.

COMMODITY PRICE RISK

      US Holdings is subject to the inherent risks of market fluctuations in the price of electricity, natural gas and other energy-related products marketed and purchased. US Holdings actively manages its portfolio of owned generation assets, fuel supply and retail sales load to mitigate the near-term impacts of these risks on its results of operations. US Holdings, as well as any participant in the market, cannot manage the long-term value impact of structural declines or increases in natural gas, power and oil prices and spark spreads (differences between the market price of electricity and its cost of production).

      In managing energy price risk, US Holdings enters into short- and long-term physical contracts, financial contracts that are traded on exchanges and over-the-counter, and bilateral contracts with customers. Speculative trading activities represent a small fraction of the portfolio management process. The portfolio management operation continuously monitors the valuation of identified risks and adjusts the portfolio based on current market conditions. Valuation adjustments or reserves are established in recognition that certain risks exist until full delivery of energy has occurred, counterparties have fulfilled their financial commitments and related financial instruments have either matured or are closed out.

      US Holdings strives to use consistent assumptions regarding forward market price curves in evaluating and recording the effects of commodity price risk.

      One measure of commodity price risk is the effect of a change in natural gas prices on operating results. For every $0.50 per million British thermal units (Btu) reduction in natural gas prices, there would be a $250 million reduction in annual pre-tax earnings assuming sales prices of electricity declined accordingly, no hedges were in place and other non-price conditions were unchanged. This effect would be mitigated in the near-term by the impact of regulatory mechanisms that affect the timing and frequency of price-to-beat rate changes, as well as the contractual nature of revenues related to large business customers. Further, hedging positions in place would partially offset the near-term effect of a decline in natural gas prices. The near-term and longer-term effects of lower gas prices would also depend on competitors' pricing actions and US Holdings' actions to reduce operating and SG&A costs. TXU Energy's base load power production costs would be largely unaffected by a decline in gas prices. A $0.50 move in gas prices represents a change of approximately 10% in the current forward price.

      To supplement the discussion of sensitivities of commodity price risk, VaR and related measures are presented below. The value of TXU Energy's long-term asset portfolio cannot be easily extrapolated under conventional VaR methodologies. Because of the correlation of power and natural gas prices in the Texas market, structural decreases or increases in natural gas prices that are sustained over a multi-year period result in a correspondingly lower or higher value of TXU Energy's base load generation assets.

      VaR Methodology -- A VaR methodology is used to measure the amount of market risk that exists within the portfolio under a variety of market conditions. The resultant VaR produces an estimate of a portfolio's potential for loss given a specified confidence level and considers among other things, market movements utilizing standard statistical techniques given historical and projected market prices and volatilities. Stress testing of market variables is also conducted to simulate and address abnormal market conditions.

      The use of this method requires a number of key assumptions, such as use of (i) an assumed confidence level; (ii) an assumed holding period (i.e. the time necessary for management action, such as to liquidate positions); and (iii) historical estimates of volatility and correlation data.

      VaR for Energy Contracts Subject to Mark-to-Market Accounting -- This measurement estimates the potential loss in value, due to changes in market conditions, of all energy-related contracts subject to mark-to-market accounting, based on a specific confidence level and an assumed holding period. Assumptions in determining this VaR include using a 95% confidence level and a five-day holding period. A probabilistic simulation methodology is used to calculate VaR, and is considered by management to be the most effective way to estimate changes in a portfolio's value based on assumed market conditions for liquid markets.

                                                    December 31,    December 31,
                                                        2003            2002
                                                        ----            ----


 Period-end MtM VaR................................    $ 15            $ 23
 Average Month-end MtM VaR (year-to-date) .........    $ 25            $ 38

      Portfolio VaR -- Represents the estimated potential loss in value, due to changes in market conditions, of the entire energy portfolio, including owned generation assets, estimates of retail load and all contractual positions (the portfolio assets). The Portfolio VaR for TXU Energy represents a ten year view of owned assets based on the nature of its particular market. If the life of an asset extends beyond the ten year duration period, the VaR calculation does not measure the associated risk inherent in the asset over its full life. Assumptions in determining the total Portfolio VaR include using a 95% confidence level and a five-day holding period and includes both mark-to-market and accrual positions.

                                                    December 31,   December 31,
                                                       2003            2002
                                                       ----            ----


Period-end Portfolio VaR............................. $199            $144

Average Month-end Portfolio VaR (a).................. $181             N/A


(a) Comparable information on an average VaR basis is not available for the full year 2002.

      Other Risk Measures -- The metrics appearing below provide information regarding the effect of changes in energy market conditions on earnings and cash flow of TXU Energy.

      Earnings at Risk (EaR) -- EaR measures the estimated potential loss of expected pre-tax earnings for the year presented due to changes in market conditions. EaR metrics include the owned generation assets, estimates of retail load and all contractual positions except for accrual positions expected to be settled beyond the fiscal year. Assumptions include using a 95% confidence level over a five-day holding period under normal market conditions.

      Cash Flow at Risk (CFaR) -- CFaR measures the estimated potential loss of expected cash flow over the next six months, due to changes in market conditions. CFaR metrics include all owned generation assets, estimates of retail load and all contractual positions that impact cash flow during the next six months. Assumptions include using a 99% confidence level over a six-month holding period under normal market conditions.

                                               December 31,        December 31,
                                                  2003                  2002
                                                  ----                  ----

 EaR ......................................       $ 15                 $ 28

 CFaR .....................................       $ 67                 $178

INTEREST RATE RISK

      The table below provides information concerning US Holdings' financial instruments as of December 31, 2003 and 2002, that are sensitive to changes in interest rates. The weighted average rate is based on the rate in effect at the reporting date. US Holdings has entered into interest rate swaps under which it has agreed to exchange the difference between fixed-rate and variable-rate interest amounts calculated with reference to specified notional principal amounts at dates that generally coincide with interest payments. Capital leases and the effects of unamortized premiums and discounts and fair value hedges on long-term debt are excluded from the table. See Note 8 to Financial Statements for a discussion of changes in debt obligations.

                                       Expected Maturity Date
                            ----------------------------------------------
                                                                                      2003                2002
                                                                   There-   2003     Fair      2002      Fair
                            2004    2005    2006    2007    2008   After    Total    Value    Total     Value
                            ----    ----    ----    ----    ----   -----    -----    -----    -----     -----
Long-term debt
(including current
 maturities)
  Fixed rate (a)            $ 248  $  163  $   42   $ 254  $  297  $6,074  $7,078   $8,660   $ 6,113   $ 6,159
    Average interest rate   6.75%   5.86%   3.15%   4.98%   5.92%   6.59%   6.47%        -     6.55%         -
  Variable rate                 -      -       -        -      -   $  396  $  396      396   $   434   $   434
    Average interest rate       -      -       -        -      -    1.24%   1.24%        -     1.46%         -

Preferred stock of
subsidiary subject to
mandatory redemption
  Fixed rate                    -       -       -       -       -       -       -        -   $    21   $    15
     Average interest           -       -       -       -       -       -       -        -     6.69%         -
       rate

Exchangeable preferred
membership interests
  Fixed rate                    -       -       -       -       -  $  750  $  750   $1,580   $   750   $ 1,076
     Average interest           -       -       -       -       -   9.00%   9.00%        -     9.00%         -
       rate

Interest rate swaps
(notional amounts)
  Fixed to variable        $    -  $    -  $    -   $   -  $    -  $  500  $  500   $   10   $    -    $     -
     Average pay rate           -       -       -       -       -   3.31%    3.31%       -        -          -
     Average receive rate       -       -       -       -       -   7.00%    7.00%       -        -          -

-------------------------
(a) Reflects the maturity date and not the remarketing date for certain debt which is subject to mandatory tender for remarketing prior to maturity. See
    Note 8 to Financial Statements for details concerning long-term debt subject to mandatory tender for remarketing.
(b) Amounts for 2002 were included in long-term debt as exchangeable debt.

CREDIT RISK

      Credit risk relates to the risk of loss associated with non-performance by counterparties.

               Credit Exposure -- US Holdings' gross exposure to credit risk as of December 31, 2003 was $2.2 billion, representing trade accounts receivable (net of allowance of uncollectible accounts receivable of $53 million), as well as commodity contract assets and other derivative assets that arise primarily from hedging activities.

      A large share of gross assets subject to credit risk represents accounts receivable from the retail sale of electricity to residential and small business customers. The risk of material loss (after consideration of allowances) from non-performance from these customers is unlikely based upon historical experience. Allowances for uncollectible accounts receivable are established for the potential loss from non-payment by these customers based on historical experience and market or operational conditions. In addition, Oncor has exposure to credit risk as a result of non-performance by nonaffiliated REPs.

      Most of the remaining trade accounts receivable are with large business customers and hedging counterparties. These counterparties include major energy companies, financial institutions, gas and electric utilities, independent power producers, oil and gas producers and energy trading companies.

      Concentration of Credit Risk -- The exposure to credit risk from these customers and counterparties, excluding credit collateral, as of December 31, 2003, is $1.1 billion net of standardized master netting contracts and agreements that provide the right of offset of positive and negative credit exposures with individual customers and counterparties. When considering collateral currently held by US Holdings (cash, letters of credit and other security interests), the net credit exposure is $965 million. Of this amount, approximately 86% of the associated exposure is with investment grade customers and counterparties, as determined using publicly available information including major rating agencies' published ratings and US Holdings' internal credit evaluation process. Those customers and counterparties without an S&P rating of at least BBB- or similar rating from another major rating agency are rated using internal credit methodologies and credit scoring models to estimate an S&P equivalent rating. US Holdings routinely monitors and manages its credit exposure to these customers and counterparties on this basis.

      The following table presents the distribution of credit exposure as of December 31, 2003, for trade accounts receivable from large business customers, commodity contract assets and other derivative assets that arise primarily from hedging activities, by investment grade and noninvestment grade, credit quality and maturity.

                                                                             Exposure by Maturity
                                                                  -------------------------------------------
                              Exposure
                               before                                                     Greater
                               Credit       Credit        Net     2 years or   Between     than 5
                             Collateral   Collateral   Exposure      less     2-5 years     years       Total
                             ----------   ----------   --------    ---------  ---------    -------      ------

Investment grade                 $832          $ 5        $ 827       $ 579       $ 129      $ 119      $ 827
Noninvestment grade               250          112          138         107          18         13        138
                             ----------   ----------   --------     --------   --------     -------     ------
      Totals                  $ 1,082        $ 117        $ 965       $ 686       $ 147      $ 132      $ 965
                             ==========   ==========   ========     ========   ========     ========    =======

Investment grade                   77%           4%          86%
Noninvestment grade                23%          96%          14%

      US Holdings had no exposure to any one customer or counterparty greater than 10% of the net exposure of $965 million at December 31, 2003. Additionally, approximately 71% of the credit exposure, net of collateral held, has a maturity date of two years or less. US Holdings does not anticipate any material adverse effect on its financial position or results of operations as a result of non-performance by any customer or counterparty.

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

      US Holdings' businesses are subject to changes in laws (including the Texas Public Utility Regulatory Act, as amended, the Federal Power Act, as amended, the Atomic Energy Act, as amended, the Public Utility Regulatory Policies Act of 1978, as amended and the Public Utility Holding Company Act of 1935, as amended) and changing governmental policy and regulatory actions (including those of the Commission, the FERC, and the NRC) with respect to matters including, but not limited to, operation of nuclear power facilities, construction and operation of other power generation facilities, construction and operation of transmission facilities, acquisition, disposal, depreciation, and amortization of regulated assets and facilities, recovery of purchased gas costs, decommissioning costs, and return on invested capital for US Holdings' regulated businesses, and present or prospective wholesale and retail competition.

      US Holdings believes that the electricity market in ERCOT is workably competitive. US Holdings is the largest owner of generation and has the largest retail position in ERCOT, and, along with other market participants, is subject to oversight by the Commission. In that connection, US Holdings and other market participants may be subject to various competition-related rules and regulations, including but not limited to possible price-mitigation rules, as well as rules related to market behavior.

      Existing laws and regulations governing the market structure in Texas could be reconsidered, revised or reinterpreted, or new laws or regulations could be adopted.

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

      Some of the fuel for TXU Energy's power production facilities is purchased under short-term contracts or on the spot market. Prices of fuel, including natural gas, may also be volatile, and the price TXU Energy can obtain for power sales may not change at the same rate as changes in fuel costs. In addition, TXU Energy markets and trades natural gas and other energy related commodities, and volatility in these markets may affect TXU Energy's costs incurred in meeting its obligations.

      Volatility in market prices for fuel and electricity may result from:

      o   severe or unexpected weather conditions,
      o   seasonality,
      o   changes in electricity usage,
      o   illiquidity in the wholesale power or other markets,
      o transmission or transportation constraints, inoperability or inefficiencies,
      o   availability of competitively priced alternative energy sources,
      o   changes in supply and demand for energy commodities,
      o   changes in power production capacity,
      o outages at TXU Energy's power production facilities or those of its competitors,
      o changes in production and storage levels of natural gas, lignite, coal and crude oil and refined products,
      o natural disasters, wars, sabotage, terrorist acts, embargoes and other catastrophic events, and
      o federal, state, local and foreign energy, environmental and other regulation and legislation.

      All but one of TXU Energy's facilities for power production are located in the ERCOT region, a market with limited interconnections to other markets. Electricity prices in the ERCOT region are related to gas prices because gas-fired plant is the marginal cost unit during the majority of the year in the ERCOT region. Accordingly, the contribution to earnings and the value of TXU Energy's base load power production is dependent in significant part upon the price of gas. TXU Energy cannot fully hedge the risk associated with dependency on gas because of the expected useful life of TXU Energy's power production assets and the size of its position relative to market liquidity.

      To manage its near-term financial exposure related to commodity price fluctuations, TXU Energy routinely enters into contracts to hedge portions of its purchase and sale commitments, weather positions, fuel requirements and inventories of natural gas, lignite, coal, crude oil and refined products, and other commodities, within established risk management guidelines. As part of this strategy, TXU Energy routinely utilizes fixed-price forward physical purchase and sales contracts, futures, financial swaps and option contracts traded in the over-the-counter markets or on exchanges. However, TXU Energy can normally cover only a small portion of the exposure of its assets and positions to market price volatility, and the coverage will vary over time. To the extent TXU Energy has unhedged positions, fluctuating commodity prices can materially impact TXU Energy's results of operations and financial position, either favorably or unfavorably.

      Although US Holdings devotes a considerable amount of management time and effort to the establishment of risk management procedures as well as the ongoing review of the implementation of these procedures, the procedures it has in place may not always be followed or may not always function as planned and cannot eliminate all the risks associated with these activities.

      US Holdings might not be able to satisfy all of its guarantees and indemnification obligations, including these related to hedging and risk management activities, if they were to come due at the same time.

      TXU Energy's hedging and risk management activities are exposed to the risk that counterparties that owe TXU Energy money, energy or other commodities as a result of market transactions will not perform their obligations. The likelihood that certain counterparties may fail to perform their obligations has increased due to financial difficulties, brought on by various factors including improper or illegal accounting and business practices, affecting some participants in the industry. Some of these financial difficulties have been so severe that certain industry participants have filed for bankruptcy protection or are facing the possibility of doing so. Should the counterparties to these arrangements fail to perform, TXU Energy might be forced to acquire alternative hedging arrangements or honor the underlying commitment at then-current market prices. In such event, TXU Energy might incur losses in addition to amounts, if any, already paid to the counterparties. ERCOT market participants are also exposed to risks that another ERCOT market participant may default in its obligations to pay ERCOT for power taken in the ancillary services market, in which case such costs, to the extent not offset by posted security and other protections available to ERCOT, may be allocated to various non-defaulting ERCOT market participants.

      The current credit ratings for US Holdings' and its subsidiaries' long-term debt are investment grade. A rating reflects only the view of a rating agency, and it is not a recommendation to buy, sell or hold securities. Any rating can be revised upward or downward at any time by a rating agency if such rating agency decides that circumstances warrant such a change. If S&P, Moody's or Fitch were to downgrade US Holdings' and/or its subsidiaries' long-term ratings, particularly below investment grade, borrowing costs would increase and the potential pool of investors and funding sources would likely decrease. If the downgrade were below investment grade, liquidity demands would be triggered by the terms of a number of commodity contracts, leases and other agreements.

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

      In addition, as discussed elsewhere in this report, the terms of certain financing and other arrangements contain provisions that are specifically affected by changes in credit ratings and could require the posting of collateral, the repayment of indebtedness or the payment of other amounts.

      The operation of power production and energy delivery facilities involves many risks, including start up risks, breakdown or failure of facilities, lack of sufficient capital to maintain the facilities, the dependence on a specific fuel source or the impact of unusual or adverse weather conditions or other natural events, as well as the risk of performance below expected levels of output or efficiency, the occurrence of any of which could result in lost revenues and/or increased expenses. A significant portion of US Holdings' facilities was constructed many years ago. In particular, older generating equipment, even if maintained in accordance with good engineering practices, may require significant capital expenditures to keep it operating at peak efficiency. The risk of increased maintenance and capital expenditures arises from (a) increased starting and stopping of generation equipment due to the volatility of the competitive market, (b) any unexpected failure to produce power, including failure caused by breakdown or forced outage, and (c) repairing damage to facilities due to storms, natural disasters, wars, terrorist acts and other catastrophic events. Further, US Holdings' ability to successfully and timely complete capital improvements to existing facilities or other capital projects is contingent upon many variables and subject to substantial risks. Should any such efforts be unsuccessful, US Holdings could be subject to additional costs and/or the write-off of its investment in the project or improvement.

      Insurance, warranties or performance guarantees may not cover all or any of the lost revenues or increased expenses, including the cost of replacement power. Likewise, US Holdings' ability to obtain insurance, and the cost of and coverage provided by such insurance, could be affected by events outside its control.

      The ownership and operation of nuclear facilities, including TXU Energy's ownership and operation of the Comanche Peak generation plant, involve certain risks. These risks include: mechanical or structural problems; inadequacy or lapses in maintenance protocols; the impairment of reactor operation and safety systems due to human error; the costs of storage, handling and disposal of nuclear materials; limitations on the amounts and types of insurance coverage commercially available; and uncertainties with respect to the technological and financial aspects of decommissioning nuclear facilities at the end of their useful lives. The following are among the more significant of these risks:

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

   o Nuclear Accident Risk - Although the safety record of Comanche Peak and other nuclear reactors generally has been very good, accidents and other unforeseen problems have occurred both in the US and elsewhere. The consequences of an accident can be severe and include loss of life and property damage. Any resulting liability from a nuclear accident could exceed US Holdings' resources, including insurance coverage.

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

      US Holdings may not be able to obtain or maintain all required environmental regulatory approvals. If there is a delay in obtaining any required environmental regulatory approvals or if US Holdings fails to obtain, maintain or comply with any such approval, the operation of its facilities could be stopped or become subject to additional costs. Further, at some of US Holdings' older facilities, including base load lignite and coal plants, it may be uneconomical for US Holdings to install the necessary equipment, which may cause US Holdings to shut down those facilities.

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

      TXU Energy is obligated to offer the price-to-beat rate to requesting residential and small business customers in the historical service territory of its incumbent utility through January 1, 2007. TXU Energy is not permitted to offer electricity to the residential customers in the historical service territory at a price other than the price-to-beat rate until January 1, 2005, unless before that date the Commission determines that 40% or more of the amount of electric power consumed by residential customers in that area is committed to be served by REPs other than TXU Energy. Because TXU Energy will not have the same level of residential customer price flexibility as competitors in the historical service territory, TXU Energy could lose a significant number of these customers to other providers. In addition, at times, during this period, if the market price of power is lower than TXU Energy's cost to produce power, TXU Energy would have a limited ability to mitigate the loss of margin caused by its loss of customers by selling power from its power production facilities.

      TXU Energy or any other REP can offer electricity to large business customers at any negotiated price. The large business market has been very competitive and customer switching has occurred.

      The initial price-to-beat rates for the affiliated REPs, including TXU Energy's, were established by the Commission on December 7, 2001. Pursuant to Commission regulations, the initial price-to-beat rate for each affiliated REP was 6% less than the average rates in effect for its incumbent utility on January 1, 1999, adjusted to take into account a new fuel factor as of December 31, 2001.

      Other REPs are allowed to offer electricity to TXU Energy's residential customers at any price. The margin or "headroom" available in the price-to-beat rate for any REP equals the difference between the price-to-beat rate and the sum of delivery charges and the price that REP pays for power. Headroom may be a positive or negative number. The higher the amount of positive headroom for competitive REPs in a given market, the more incentive those REPs would have to compete in providing retail electric services in that market, which may result in TXU Energy losing customers to competitive REPs.

      The results of TXU Energy's retail electric operations in the historical service territory are largely dependent upon the amount of headroom available to TXU Energy and the competitive REPs in TXU Energy's price-to-beat rate. Since headroom is dependent, in part, on power production costs, TXU Energy does not know nor can it estimate the amount of headroom that it or other REPs will have in TXU Energy's price-to-beat rate or in the price-to-beat rate for the affiliated REP in each of the other Texas retail electric markets.

      There is no assurance that future adjustments to TXU Energy's price-to-beat rate will be adequate to cover future increases in its costs of electricity to serve its price-to-beat rate customers or that TXU Energy's price-to-beat rate will not result in negative headroom in the future.

      In most retail electric markets outside the historical service territory, TXU Energy's principal competitor may be the retail affiliate of the local incumbent utility company. The incumbent retail affiliates have the advantage of long-standing relationships with their customers. In addition to competition from the incumbent utilities and their affiliates, TXU Energy may face competition from a number of other energy service providers, or other energy industry participants, who may develop businesses that will compete with TXU Energy and nationally branded providers of consumer products and services. Some of these competitors or potential competitors may be larger and better capitalized than TXU Energy. If there is inadequate margin in these retail electric markets, it may not be profitable for TXU Energy to enter these markets.

      TXU Energy depends on transmission and distribution facilities owned and operated by other utilities, as well as its own such facilities, to deliver the electricity it produces and sells to consumers, as well as to other REPs. If transmission capacity is inadequate, TXU Energy's ability to sell and deliver electricity may be hindered, it may have to forgo sales or it may have to buy more expensive wholesale electricity that is available in the capacity-constrained area. In particular, during some periods transmission access is constrained to some areas of the Dallas-Fort Worth metroplex. TXU Energy expects to have a significant number of customers inside these constrained areas. The cost to provide service to these customers may exceed the cost to provide service to other customers, resulting in lower headroom. In addition, any infrastructure failure that interrupts or impairs delivery of electricity to TXU Energy's customers could negatively impact the satisfaction of its customers with its service.

      TXU Energy offers its customers a bundle of services that include, at a minimum, the electric commodity itself plus transmission, distribution and related services. The prices TXU Energy charges for this bundle of services or for the various components of the bundle, either of which may be fixed by contract with the customer for a period of time, could differ from TXU Energy's underlying cost to obtain the commodities or services.

      The information systems and processes necessary to support risk management, sales, customer service and energy procurement and supply in competitive retail markets in Texas and elsewhere are new, complex and extensive. TXU Energy is refining these systems and processes, and they may prove more expensive to refine than planned and may not function as planned.

      Research and development activities are ongoing to improve existing and alternative technologies to produce electricity, including gas turbines, fuel cells, microturbines and photovoltaic (solar) cells. It is possible that advances in these or other alternative technologies will reduce the costs of electricity production from these technologies to a level that will enable these technologies to compete effectively with electricity production from traditional power plants like TXU Energy's. While demand for electric energy services is generally increasing throughout the US, the rate of construction and development of new, more efficient power production facilities may exceed increases in demand in some regional electric markets. The commencement of commercial operation of new facilities in the regional markets where TXU Energy has facilities will likely increase the competitiveness of the wholesale power market in those regions. In addition, the market value of US Holdings' power production and/or energy transportation facilities may be significantly reduced. Also, electricity demand could be reduced by increased conservation efforts and advances in technology, which could likewise significantly reduce the value of US Holdings' facilities. Changes in technology could also alter the channels through which retail electric customers buy electricity.

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

      A lack of necessary capital and cash reserves could adversely impact the evaluation of US Holdings' credit worthiness by counterparties and rating agencies. Further, concerns on the part of counterparties regarding TXU Energy liquidity and credit could limit its portfolio management activities.

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

FORWARD-LOOKING STATEMENTS

      This report and other presentations made by US Holdings and its subsidiaries (collectively, US Holdings) contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Although US Holdings believes that in making any such statement its expectations are based on reasonable assumptions, any such statement involves uncertainties and is qualified in its entirety by reference to the risks discussed above under "Risk Factors That May Affect Future Results" and the following important factors, among others, that could cause the actual results of US Holdings to differ materially from those projected in such forward-looking statements:

o prevailing governmental policies and regulatory actions, including those of the FERC, the Commission, the RRC and the NRC, with respect to:

           o  allowed rates of return;
           o  industry, market and rate structure;
           o  purchased power and recovery of investments;
           o  operations of nuclear generating facilities;
           o  acquisitions and disposal of assets and facilities;
           o  operation and construction of plant facilities;
           o  decommissioning costs;
           o  present or prospective wholesale and retail competition;
           o  changes in tax laws and policies; and
           o changes in and compliance with environmental and safety laws and policies;

o    continued implementation of the 1999 Restructuring Legislation;

o    legal and administrative proceedings and settlements;

o    general industry trends;

o    power costs and availability;

o weather conditions and other natural phenomena, and acts of sabotage, wars or terrorist activities;

o unanticipated population growth or decline, and changes in market demand and demographic patterns;

o    changes in business strategy, development plans or vendor relationships;

o    competition for retail and wholesale customers;

o    access to adequate transmission facilities to meet changing demands;

o    pricing and transportation of crude oil, natural gas and other commodities;

o unanticipated changes in interest rates, commodity prices, rates of inflation or foreign exchange rates;

o unanticipated changes in operating expenses, liquidity needs and capital expenditures;

o    commercial bank market and capital market conditions;

o    competition for new energy development and other business opportunities;

o inability of various counterparties to meet their obligations with respect to US Holdings' financial instruments;

o    changes in technology used by and services offered by US Holdings;

o significant changes in US Holdings' relationship with its employees, including the availability of qualified personnel, and the potential adverse effects if labor disputes or grievances were to occur;

o significant changes in critical accounting policies material to US Holdings; and

o    actions by credit rating agencies.

      Any forward-looking statement speaks only as of the date on which it is made, and US Holdings undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which it is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for US Holdings to predict all of them; nor can US Holdings assess the impact of each such factor or the extent to which any factor, or combination of factors, may cause results to differ materially from those contained in any forward-looking statement.

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

      The management of TXU US Holdings Company is responsible for establishing and maintaining a system of internal control, which includes the internal controls and procedures for financial reporting, that is designed to provide reasonable assurance, on a cost-effective basis, that assets are safeguarded, transactions are executed in accordance with management's authorization and financial records are reliable for preparing consolidated financial statements. Management believes that the system of control provides reasonable assurance that errors or irregularities that could be material to the consolidated financial statements are prevented or would be detected within a timely period. Key elements in this system include the effective communication of established written policies and procedures, selection and training of qualified personnel and organizational arrangements that provide an appropriate division of responsibility. This system of control is augmented by an ongoing internal audit program designed to evaluate its adequacy and effectiveness. Management considers the recommendations of the internal auditors and independent auditors concerning TXU US Holdings Company's system of internal control and takes appropriate actions which are cost-effective in the circumstances. Management believes that, as of December 31, 2003, TXU US Holdings Company's system of internal control was adequate to accomplish the objectives discussed herein.

      The independent auditing firm of Deloitte & Touche LLP is engaged to audit, in accordance with auditing standards generally accepted in the United States of America, the consolidated financial statements of TXU US Holdings Company and its subsidiaries and to issue their report thereon.


      /s/ C. JOHN WILDER                          /s/ M. S. GREENE
-------------------------------------    -------------------------------------
C.John Wilder, Chairman of the Board            M. S. Greene, Oncor
      and Chief Executive                          Group President


     /s/ T. L. BAKER                             /s/  H. DAN FARELL
-------------------------------------    -------------------------------------
    T. L. Baker, TXU Energy              H.Dan Farell, Executive Vice President
       Group President                          and Chief Financial Officer


    /s/ DAVID H. ANDERSON
-------------------------------------
 David H. Anderson, Controller and
   Principal Accounting Officer

INDEPENDENT AUDITORS' REPORT

TXU US Holdings Company:


We have audited the accompanying consolidated balance sheets of TXU US Holdings Company and subsidiaries (US Holdings) as of December 31, 2003 and 2002, and the related consolidated statements of income, comprehensive income, cash flows and shareholder's equity for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of US Holdings' management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of US Holdings and subsidiaries at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the Notes to Financial Statements, the accompanying 2002 and 2001 financial statements have been reclassified to give effect to the adoption of Statement of Financial Accounting Standards No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections.

As discussed in Note 1 to the Notes to Financial Statements, US Holdings changed its method of accounting for certain contracts with the rescission of Emerging Issues Task Force Issue No. 98-10, "Accounting for Contracts Involved in Energy Trading and Risk Management Activities."

As discussed in Note 6 to the Notes to Financial Statements, in 2002 US Holdings adopted the provisions of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets."


DELOITTE & TOUCHE LLP

Dallas, Texas
March 11, 2004

                    TXU US HOLDINGS COMPANY AND SUBSIDIARIES
                        STATEMENTS OF CONSOLIDATED INCOME

                                                                                    Year Ended December 31,
                                                                             ------------------------------------
                                                                              2003          2002           2001
                                                                              ----          ----           ----
                                                                                     Millions of Dollars

Operating revenues...................................................        $8,582        $8,093           $7,966

Costs and expenses:
 Cost of energy sold and delivery fees...............................         3,627         3,194            3,049
 Operating costs.....................................................         1,398         1,374            1,263
 Depreciation and amortization, other than goodwill..................           706           714              633
 Selling, general and administrative expenses........................           843           988              712
 Franchise and revenue-based taxes...................................           375           410              441
 Other income........................................................           (52)          (38)             (11)
 Other deductions....................................................            21           250              269
 Interest income.....................................................           (19)           (6)             (39)
 Interest expense and related charges................................           605           440              473
 Goodwill amortization...............................................            --             -               15
                                                                             ------        ------           ------
   Total costs and expenses..........................................         7,504         7,326            6,805
                                                                             ------        ------           ------

Income from continuing operations before income taxes, extraordinary
 loss and cumulative effect of changes in accounting principles......         1,078           767            1,161

Income tax expense...................................................           346           223              359
                                                                             ------        ------           ------

Income from continuing operations before extraordinary loss and
 cumulative effect of changes in accounting principles...............           732           544              802

Discontinued operations, net of tax effect...........................           (14)          (49)             (28)

Extraordinary loss, net of tax effect................................            --          (134)             (57)

Cumulative  effect of changes  in  accounting  principles,  net of tax
 effect                                                                         (58)           --               --
                                                                             -------       ------           ------

Net income...........................................................           660           361              717

Preferred stock dividends............................................             5             9               10
                                                                             ------        ------           ------

Net income available for common stock................................        $  655        $  352           $  707
                                                                             ======        ======           ======


                 STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME

                                                                                    Year Ended December 31,
                                                                             ----------------------------------
                                                                              2003          2002           2001
                                                                              ----          ----           ----
                                                                                     Millions of Dollars

Net income...........................................................        $  660        $  361           $  717
Other comprehensive income (loss)--
   Net change during period, net of tax effects:
       Minimum pension liability adjustments (net of tax (expense)
          benefit of $(12),  $20 and $-).............................            23           (37)              (1)
       Cash flow hedges (SFAS No. 133):
          Cumulative transition adjustment as of January 1, 2001                 --             -               (1)
          Net change in fair value of derivative (net of tax benefit of
            $74 and $99 and tax expense of $9)........................         (138)         (184)              16
          Amounts realized in earnings during the year (net of tax
            expense of $90, $10 and $-)...............................          168            18                1
                                                                             ------        ------           ------
       Total..........................................................           53          (203)              15
                                                                             ------        ------           ------
Comprehensive income..................................................       $  713        $  158           $  732
                                                                             ======        =======          ======

See Notes to Financial Statements.

                    TXU US HOLDINGS COMPANY AND SUBSIDIARIES
                      STATEMENTS OF CONSOLIDATED CASH FLOWS

                                                                                   Year Ended December 31,
                                                                                   -----------------------
                                                                              2003          2002           2001
                                                                              ----          ----           ----
                                                                                     Millions of Dollars

Cash flows-- operating activities
 Income  from  continuing  operations  before  extraordinary  loss  and      $  732        $  544         $   802
 cumulative effect of changes in accounting principles................
 Adjustments  to reconcile  income from  continuing  operations  before extraordinary  loss and  cumulative  effect of changes  in  accounting principles to cash provided by operating activities
     Depreciation and amortization....................................          775           785             753
     Deferred income taxes and investment tax credits-- net...........          119            58            (175)
     Losses on early extinguishment of debt...........................           --             -             149
     Gains from sale of assets........................................          (45)          (32)             (2)
     Reduction of revenues for earnings in excess of regulatory earnings
       cap............................................................           --             -              39
     Net effect of unrealized mark-to-market valuations of commodity            100           113            (318)
       contracts......................................................
     Asset impairments charge.........................................           --           237               -
     Retail clawback accrual increase (decrease)......................          (12)          185               -
     Reduction in regulatory liability................................         (132)         (151)              -
     Over/(under) recovered fuel costs................................           --             -             568
     Changes in operating assets and liabilities:
        Accounts receivable-- trade (including affiliates)............          327          (416)            206
        Inventories...................................................          (46)          (44)            (10)
        Accounts payable-- trade (including affiliates)...............           20            57            (592)
        Commodity contract assets and liabilities.....................           24           (45)            (26)
        Margin deposits...............................................           25            (6)            227
        Other  assets ................................................         (291)          (43)             52
        Other liabilities.............................................          360            49             120
                                                                             ------        ------         -------
          Cash provided by operating activities.......................        1,956         1,291           1,793

Cash flows -- financing activities
  Issuances of securities:
     Exchangeable subordinated notes..................................           --           750               -
     Other long-term debt.............................................        2,320         3,111           3,188
  Retirements/repurchases of securities:
     Long-term debt...................................................       (1,391)       (2,772)         (2,515)
     Preferred securities of subsidiaries.............................          (98)            -               -
     Securities of unconsolidated subsidiary trusts...................            -             -            (837)
     Common stock.....................................................         (463)            -            (859)
Increased (decrease) in notes payable to bank.........................       (1,804)        1,804               -
Net change in advances from affiliates................................          (59)         (799)            283
Dividends paid to parent..............................................         (588)         (927)              -
Capital contributions from parent.....................................            -             -             150
Preferred stock dividends paid........................................           (5)           (9)            (10)
Restricted cash activity related to debt..............................          210          (210)              -
Debt premium, discount, financing and reacquisition expenses..........          (66)         (174)           (195)
                                                                             ------        ------         -------
        Cash provided by (used in) financing activities...............       (1,944)          774            (795)

Cash flows-- investing activities
  Capital expenditures................................................         (706)         (797)           (962)
  Acquisition of a business...........................................           --           (36)              -
  Proceeds from sale of assets........................................           24           447               -
  Nuclear fuel........................................................          (44)          (51)            (38)
  Other...............................................................           14          (171)              9
                                                                             ------        ------         -------
        Cash used in investing activities.............................         (712)         (608)           (991)

Cash used by discontinued operations..................................           (2)           (4)              7
                                                                             ------        ------         -------
Net change in cash and cash equivalents...............................         (702)        1,453              14

Cash and cash equivalents-- beginning balance.........................        1,508            55              41
                                                                             ------        ------         -------
Cash and cash equivalents-- ending balance............................       $  806        $1,508         $    55
                                                                             ======        ======         =======

See Notes to Financial Statements.

                    TXU US HOLDINGS COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                          December 31,
                                                                                     --------------------
                                                                                      2003            2002
                                                                                      ----            ----
                                                                                      (millions of dollars)
                                    ASSETS
Current assets:
   Cash and cash equivalents................................................         $   806        $ 1,508
   Restricted cash..........................................................              12            210
   Accounts receivable-- trade..............................................           1,001          1,384
   Inventories .............................................................             416            391
   Commodity contract assets................................................             959          1,298
   Other current assets.....................................................             258            297
                                                                                     -------        -------
        Total current assets................................................           3,452          5,088
Investments:
   Restricted cash..........................................................              13             68
   Other investments........................................................             510            427
Property, plant and equipment-- net.........................................          16,714         16,436
Goodwill....................................................................             558            558
Regulatory assets-- net.....................................................           1,872          1,630
Commodity contract assets...................................................             121            476
Cash flow hedges and other derivative assets................................              88             14
Assets held for sale........................................................              14             36
Other noncurrent assets.....................................................             151            144
                                                                                     -------        -------
           Total assets.....................................................         $23,493        $24,877
                                                                                     =======        =======

            LIABILITIES, PREFERRED INTERESTS AND SHAREHOLDERS' EQUITY

Current liabilities:
   Advances from affiliates.................................................         $   691         $  787
   Notes payable-- banks....................................................               -          1,804
   Long-term debt due currently.............................................             249            397
   Accounts payable-- trade.................................................             775            820
   Commodity contract liabilities...........................................             913          1,138
   Accrued taxes............................................................             414            303
   Other current liabilities................................................             786            809
                                                                                     -------         ------
        Total current liabilities...........................................           3,828          6,058
Accumulated deferred income taxes...........................................           3,403          3,227
Investment tax credits......................................................             428            450
Commodity contract liabilities..............................................              59            320
Cash flow hedges and other derivative liabilities...........................             140            150
Other noncurrent liabilities and deferred credits...........................           1,601          1,336
Long-term debt, less amounts due currently..................................           7,217          6,613
Exchangeable preferred membership interests of TXU Energy, net of $253
  discount (Note 1).........................................................             497              -
                                                                                     -------         ------
        Total liabilities...................................................          17,173         18,154
Preferred stock subject to mandatory redemption (Note  4)...................               -             21
Contingencies (Note 16)
Shareholders' equity and preferred interests (Notes 9 and 10)...............           6,320          6,702
                                                                                     -------        -------
         Total liabilities, preferred interests and shareholders' equity....         $23,493        $24,877
                                                                                     =======        =======

  See Notes to Financial Statements.

                    TXU US HOLDINGS COMPANY AND SUBSIDIARIES
                 STATEMENTS OF CONSOLIDATED SHAREHOLDERS' EQUITY


                                                                                  Year Ended December 31,
                                                                             -----------------------------
                                                                             2003         2002          2001
                                                                             ----         ----          ----
                                                                                   Millions of Dollars
Preferred stock -- not subject to mandatory redemption:
   Balance at beginning of year.....................................       $  115         $  115       $  115
     Preferred stock repurchased and retired (2003 -- 789,830
     shares)........................................................          (77)            --           --
                                                                           ------         ------       ------
   Balance at end of year (2003 -- 379,231 shares,
     2002 and 2001 -- 1,169,061 shares).............................           38            115          115

Common stock without par value -- authorized shares -- 180,000,000:
   Balance at beginning of year.....................................        2,514          2,248        3,107
     Common stock repurchased and retired (2003 -- 11,562,500
     shares, 2002--  none and 2001-- 28,627,000 shares).............         (463)            --         (859)
     Non-cash capital contribution related to issuance of
     exchangeable subordinated debt..................................          --            266           --
     Transfer  of equity to new  classes  of  common  stock -  41,255,362
     shares..........................................................      (2,051)            --           --
                                                                           ------         ------       ------
   Balance at end of year (2003 -- none; 2002 -- 52,817,862 shares;
      and 2001 -- 52,817,862 shares)................................           --          2,514        2,248

Class A common stock without par value -- authorized shares -- 9,000,000
   Balance at beginning of year.....................................           --             --           --
     Transfer of equity from old class of common stock -
     2,062,768 shares...............................................          102             --           --
                                                                           ------         ------       ------
   Balance at end of year (2003 -- 2,062,768 shares)................          102             --           --

Class B common stock without par value -- authorized shares --
   171,000,000
   Balance at beginning of year.....................................           --             --           --
     Transfer of equity from old class of common stock - 39,192,594
     shares.........................................................        1,949             --           --
                                                                           ------         ------       ------
   Balance at end of year (2003 -- 39,192,594 shares)...............        1,949             --           --

Retained earnings:
   Balance at beginning of year.....................................        4,261          5,086        4,229
      Net income....................................................          660            361          717
      Capital contributions of parent...............................           --             --          150
      Common stock repurchased and retired..........................           --             --           --
      Common stock dividends paid and declared......................         (550)        (1,177)          --
      Dividends declared on preferred stock.........................           (5)            (9)         (10)
                                                                           -------        ------       ------
   Balance at end of year...........................................        4,366          4,261        5,086

Accumulated other comprehensive income (loss), net of tax effects:
  Minimum pension liability adjustment:
   Balance at beginning of year.....................................          (38)            (1)          --
      Change during the year........................................           23            (37)          (1)
                                                                           ------         ------       ------
   Balance at end of year...........................................          (15)           (38)          (1)

Cash flow hedges (SFAS No. 133):
   Balance at beginning of year.....................................         (150)            16           --
      Change during the year........................................           30           (166)          16
                                                                           ------         ------       ------
   Balance at end of year...........................................         (120)          (150)          16
                                                                           ------         ------       ------
      Total accumulated other comprehensive income (loss)...........         (135)          (188)          15
                                                                           ------         ------       ------

Total common stock equity...........................................        6,282          6,587        7,349
                                                                           ------         ------       ------

Shareholders' equity................................................       $6,320         $6,702       $7,464
                                                                           ======         ======       ======


 See Notes to Financial Statements.

                    TXU US HOLDINGS COMPANY AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS


1.    SIGNIFICANT ACCOUNTING POLICIES AND BUSINESS

      Description of Business -- As of January 1, 2002, TXU US Holdings Company (US Holdings, formerly TXU Electric Company) is a holding company for TXU Energy Company LLC (TXU Energy) and Oncor Electric Delivery Company (Oncor). US Holdings is a wholly owned subsidiary of TXU Corp., a Texas corporation. Prior to January 1, 2002, US Holdings was a regulated, integrated utility company directly engaged in the generation, purchase, transmission, distribution and sale of electric energy in the north-central, eastern and western parts of Texas.

      US Holdings has two reportable segments: TXU Energy and Oncor. (See Note 17 for further information concerning reportable business segments.)

      Discontinued Business -- In December 2003, TXU Energy finalized a formal plan to sell its strategic retail services business, which is engaged principally in providing energy management services. The consolidated financial statements for all years presented reflect the reclassification of the results of this business as discontinued operations.

      Business Restructuring - The 1999 Restructuring Legislation restructured the electric utility industry in Texas and provided for a transition to competition in the generation and retail sale of electricity. TXU Corp. disaggregated its electric utility business, as required by the legislation, and restructured certain of its US businesses as of January 1, 2002 resulting in two new business operations:

    o Oncor - a utility regulated by the Commission that holds electricity transmission and distribution assets and engages in electricity delivery services.

    o TXU Energy - a competitive business that holds the power generation assets and engages in wholesale and retail energy sales and hedging/risk management activities.

      The relationships of these entities and their rights and obligations with respect to their collective assets and liabilities are contractually described in a master separation agreement executed in December 2001.

      The operating assets of Oncor and TXU Energy are located principally in the north-central, eastern and western parts of Texas.

      A settlement of outstanding issues and other proceedings related to implementation of the 1999 Restructuring Legislation received final approval by the Commission in January 2003. See Note 15 for further discussion.

     In addition, as of January 1, 2002, certain other businesses within the TXU Corp. system were transferred to TXU Energy, including TXU Gas' hedging and risk management business and its unregulated retail commercial/industrial (business) gas supply operation, as well as the fuel transportation and coal mining subsidiaries that primarily service the generation operations.

      Other Business Changes -- In April 2002, TXU Energy acquired a cogeneration and wholesale energy production business in New Jersey for $36 million in cash. The acquisition included a 122 megawatt (MW) combined-cycle power production facility and various contracts, including electric supply and gas transportation agreements. The acquisition was accounted for as a purchase business combination, and its results of operations are reflected in the consolidated financial statements from the acquisition date.

      In May 2002, TXU Energy acquired a 260 MW combined-cycle power generation facility in northwest Texas through a settlement agreement which dismissed a lawsuit previously filed related to the plant, and included a nominal cash payment. TXU Energy previously purchased all of the electrical output of this plant under a long-term contract.

      In April 2002, TXU Energy completed the sale of two electricity generation plants in the Dallas-Fort Worth area with total capacity of 2,334 MW for $443 million in cash. Concurrent with the sale, TXU Energy entered into a tolling agreement to purchase power during the summer months through 2006. The terms of the tolling agreement include above-market pricing, representing a fair value liability of $190 million. A pretax gain on the sale of $146 million, net of the effects of the tolling agreement, was deferred and is being recognized in other income during summer months over the five-year term of the tolling agreement. Both the value of the tolling agreement and the deferred gain are reported in other liabilities in the balance sheet. The amount of the gain recognized in other income in 2003 was approximately $30 million.

      Basis of Presentation -- The consolidated financial statements of US Holdings have been prepared in accordance with accounting principles generally accepted in the US and, except for the discontinuance of the strategic retail services business and the adoption of EITF 02-3, SFAS 143 and SFAS 145 as discussed below and in Note 2, on the same basis as the audited financial statements included in its 2002 Form 10-K. In the opinion of management, all other adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results of operations and financial position have been included therein. The financial statements reflect reclassifications of prior period amounts to conform to the current period presentation.. All intercompany items and transactions have been eliminated in consolidation. All dollar amounts in the financial statements and tables in the notes are stated in millions of US dollars unless otherwise indicated.

      The 2001 financial information includes information derived from the historical financial statements of US Holdings. Reasonable allocation methodologies were used to unbundle the financial statements of US Holdings between its generation and transmission and distribution (delivery) operations. Allocation of revenues reflected consideration of return on invested capital, which continues to be regulated for the delivery operations. US Holdings maintained expense accounts for each of its component operations. Costs of energy and expenses related to operations and maintenance and depreciation and amortization, as well as assets, such as property, plant and equipment, materials and supplies and fuel, were specifically identified by component operation and disaggregated. Various allocation methodologies were used to disaggregate revenues, common expenses, assets and liabilities between US Holdings' generation and delivery operations. Further, certain financial information was deemed to be not reasonably allocable because of the changed nature of Oncor's and TXU Energy's operations subsequent to the opening of the market to competition, as compared to US Holdings' previous operations. Such activities and related financial information consisted primarily of costs related to retail customer support activities, including billing and related bad debts expense, as well as regulated revenues associated with these costs. Financial information related to these activities was reported in Oncor's results of operations for the 2001 period. Interest and other financing costs were determined based upon debt allocated. Allocations reflected in the financial information for 2001 did not necessarily result in amounts reported in individual line items that are comparable to actual results in 2002 and 2003. Had the unbundled operations of US Holdings actually existed in 2001 as separate entities in a deregulated environment, their results of operations could have differed materially from those included in the historical financial statements included herein.

      Losses on Extinguishments of Debt -- As a result of the adoption of SFAS 145 as of January 1, 2003, any gain or loss on the early extinguishment of debt that was classified as an extraordinary item in prior periods in accordance with SFAS 4 is required to be reclassified if it does not meet the criteria of an extraordinary item as defined by APB Opinion 30.

      As a result of US Holdings' debt restructuring and refinancings in the fourth quarter of 2001, US Holdings recorded losses on the early extinguishments of debt of $97 million (net of income tax benefit of $52 million).

      In accordance with SFAS 145, the income statements for the year ended December 31, 2001 reflects the classification of these losses, previously reported as extraordinary, as shown below:

                                                                         Segment
                                                            --------------------------------------------
                                                             Energy      Oncor     US Holdings     Total
                                                                                     (Parent)
                                                            ----------- -------- -------------    ------
2001:
-----
Extraordinary loss, net of tax - as previously reported      $ (153)     $   --      $   (1)       $ (154)
Reclassifications to:
    Other deductions.................................           149          --          --           149
    Income tax expense...............................           (52)         --          --           (52)
                                                             ------      ------      ------        ------
Extraordinary loss, net of tax - as reported.........        $  (56)     $   --      $   (1)       $  (57)
                                                             ======      ======      ======        ======

      The reclassifications had no effect on net income. The discussion of extraordinary loss in Note 4, income tax information in Note 11, segment information in Note 17 and regulated versus unregulated operations, quarterly results and components of other deductions in Note 18 reflect the reclassifications.

      Use of Estimates -- The preparation of US Holdings' financial statements requires management to make estimates and assumptions about future events that affect the reporting and disclosure of assets and liabilities at the balance sheet dates and the reported amounts of revenue and expense, including mark-to-market valuation adjustments. In the event estimates and/or assumptions prove to be different from actual amounts, adjustments are made in subsequent periods to reflect more current information. No material adjustments, other than those disclosed elsewhere herein, were made as a result of changes in previous estimates or assumptions during the current year.

      Financial Instruments and Mark-to-Market Accounting -- US Holdings enters into financial instruments, including options, swaps, futures, forwards and other contractual commitments primarily to manage energy price risk and interest rate risks. These financial instruments are accounted for in accordance with SFAS 133 as well as, prior to October 26, 2002, EITF 98-10. See Note 2 for the effects of EITF 02-3, under which only financial instruments that are derivatives are subject to mark-to-market accounting.

      SFAS 133 requires the recognition of derivatives in the balance sheet, the measurement of those instruments at fair value and the recognition in earnings of changes in the fair value of derivatives. This recognition is referred to as "mark-to-market" accounting. SFAS 133 provides exceptions to this accounting if
(a) the derivative is deemed to represent a transaction in the normal course of purchasing from a supplier and selling to a customer, or (b) the derivative is deemed to be a cash flow or fair value hedge. In accounting for cash flow hedges, derivative assets and liabilities are recorded on the balance sheet at fair value with an offset in other comprehensive income. Amounts are reclassified from other comprehensive income to earnings as the underlying transactions occur and realized gains and losses are recognized in earnings. Fair value hedges are recorded as derivative assets or liabilities with an offset to the carrying value of the related asset or liability. Any hedge ineffectiveness related to cash flow and fair value hedges is recorded in earnings.

      Interest rate swaps entered into in connection with indebtedness to manage interest rate risks are accounted for as cash flow hedges if the swap converts rates from variable to fixed and are accounted for as fair value hedges if the swap converts rates from fixed to variable.

      US Holdings documents designated commodity, debt-related and other hedging relationships, including the strategy and objectives for entering into such hedge transactions and the related specific firm commitments or forecasted transactions. US Holdings applies hedge accounting in accordance with SFAS 133 for these non-trading transactions, providing the underlying transactions remain probable of occurring. Effectiveness is assessed based on changes in cash flows of the hedges as compared to changes in cash flows of the hedged items. In its risk management activities, TXU Energy hedges future electricity revenues using natural gas instruments; such cross-commodity hedges are subject to ineffectiveness calculations that can result in mark-to-market gains and losses.

      Revenue Recognition -- US Holdings generally records revenue for retail and wholesale energy sales and delivery fees under the accrual method. Retail electric revenues are recognized when the commodity is provided to customers on the basis of periodic cycle meter readings and include an estimated accrual for the value of the commodity consumed from the meter reading date to the end of the period. The unbilled revenue is estimated at the end of the period based on estimated daily consumption after the meter read date to the end of the period. Estimated daily consumption is derived using historical customer profiles adjusted for weather and other measurable factors affecting consumption. Electricity delivery revenues are recognized when delivery services are provided to customers on the basis of periodic cycle meter readings and include an estimated accrual for the delivery fee value of electricity provided from the meter reading date to the end of the period.

      Realized and unrealized gains and losses (including hedge ineffectiveness) from transacting in energy-related contracts, principally for the purpose of hedging margins on sales of energy, are reported as a component of revenues.

      The historical financial statements for 2001 included adjustments made to revenues for over/under recovered fuel costs. To the extent fuel costs incurred exceeded regulated fuel factor amounts included in customer billings, US Holdings recorded revenues on the basis of its ability and intent to obtain regulatory approval for rate surcharges on future customer billings to recover such amounts. Conversely, to the extent fuel costs incurred were less than amounts included in customer billings, revenues were reduced. Following deregulation of the Texas market on January 1, 2002, any changes to the fuel factor component of the price-to-beat rates are recognized in revenues when power is provided to customers.

      Other than the purchase of fuel for gas-fired generation, the significant majority of TXU Energy's physical natural gas purchases and sales represent economic hedging activities; consequently, such transactions have been reported net as a component of revenues. As a result of the issuance of EITF 03-11, sales of natural gas to retail business customers are reported gross effective October 1, 2003.

      Accounting for Contingencies - The financial results of US Holdings. may be affected by judgments and estimates related to loss contingencies. Accruals for loss contingencies are recorded when management determines that it is probable that an asset has been impaired or a liability has been incurred and that such economic loss can be reasonably estimated. These determinations are based on management's interpretations of current facts and circumstances, forecasts of future events and estimates of the financial impacts of such events.

      Regulatory Assets and Liabilities -- The financial statements of US Holdings' regulated businesses, primarily its Texas electricity delivery operations, reflect regulatory assets and liabilities under cost-based rate regulation in accordance with SFAS 71. The assumptions and judgments used by regulatory authorities continue to have an impact on the recovery of costs, the rate earned on invested capital and the timing and amount of assets to be recovered by rates. (See discussion in Note 15.)

      As a result of the Settlement Plan becoming final and non-appealable, in 2002 US Holdings recorded an extraordinary charge to write down regulatory assets subject to securitization. See Note 4 for further discussion.

      Investments -- Deposits in a nuclear decommissioning trust fund are carried at fair value in the balance sheet, with the cumulative increase in fair value recorded as a liability to reflect the statutory nature of the trust. Investments in unconsolidated business entities over which US Holdings has significant influence but does not maintain effective control, generally representing ownership of at least 20% and not more than 50% of common equity, are accounted for under the equity method. Assets related to employee benefit plans are held to satisfy deferred compensation liabilities and are recorded at market value. (See Note 5 - Investments.)

      Property, Plant and Equipment -- Properties are stated at original cost. The cost of electric delivery property additions (and generation property additions prior to July 1, 1999) includes labor and materials, applicable overhead and payroll-related costs and an allowance for funds used during construction. Generation property additions subsequent to July 1, 1999, and other property, are stated at cost.

      Depreciation of US Holdings' property, plant and equipment is calculated on a straight-line basis over the estimated service lives of the properties. Depreciation also includes an amount for decommissioning costs for the nuclear-powered electricity generation plant (Comanche Peak), which is being accrued over the lives of the units. Consolidated depreciation as a percent of average depreciable property for US Holdings approximated 2.5% for 2003, 2.8% for 2002 and 2.7% for 2001. See discussion below under Changes in Accounting Standards regarding SFAS 143.

      Effective April 1, 2003, the estimates of the depreciable lives of the Comanche Peak nuclear generating plant and several gas generation plants were extended to better reflect the useful lives of the assets. At the same time, depreciation rates were increased on lignite and gas generation facilities to reflect investments in emissions control equipment. The net impact of these changes was a reduction in depreciation expense of $37 million (pre-tax) and an increase in net income of $24 million for the year ended December 31, 2003.

      US Holdings capitalizes computer software costs in accordance with SOP 98-1. These costs are being amortized over periods ranging from three to ten years. (See Note 6 under Intangible Assets for more information.)

      Interest Capitalized and Allowance For Funds Used During Construction (AFUDC) -- AFUDC is a cost accounting procedure whereby amounts based upon interest charges on borrowed funds and a return on equity capital used to finance construction are added to utility plant and equipment being constructed. Prior to July 1, 1999, AFUDC was capitalized for all expenditures for ongoing construction work in progress and nuclear fuel in process not otherwise included in rate base by regulatory authorities. As a result of the 1999 Restructuring Legislation, only interest is capitalized during any generation construction since 1999. Interest and AFUDC related to debt for businesses that still apply SFAS 71 are capitalized as a component of projects under construction. Interest on qualifying projects for businesses that no longer apply SFAS 71 is capitalized in accordance with SFAS 34. See Note 18 for detail of amounts. AFUDC capitalized totaled $15 million and $14 million in 2003 and 2002, respectively, and included interest of $11 million in both years.

      Impairment of Long-Lived Assets -- US Holdings evaluates the carrying value of long-lived assets to be held and used when events and circumstances warrant such a review. The carrying value of long-lived assets would be considered impaired when the projected undiscounted cash flows are less than the carrying value. In that event, a loss would be recognized based on the amount by which the carrying value exceeds the fair value. Fair value is determined primarily by available market valuations or, if applicable, discounted cash flows.

      In 2002, TXU Energy recorded an impairment charge of $237 million ($154 million after-tax) for the writedown of two generation plant construction projects as a result of weaker wholesale electricity market conditions and reduced planned developmental capital spending. Fair value was determined based on appraisals of property and equipment. The charge is reported in other deductions.

      Goodwill and Intangible Assets -- US Holdings evaluates goodwill for impairment at least annually (as of October 1) in accordance with SFAS No. 142. The impairment tests performed are based on discounted cash flow analyses. Such analyses require a significant number of estimates and assumptions regarding future earnings, working capital requirements, capital expenditures, discount rate, terminal year growth factor and other modeling factors. No goodwill impairment has been recognized for consolidated reporting units reflected in results from continuing operations.

      Major Maintenance -- Major maintenance outage costs related to nuclear fuel reloads, as well as the costs of other major maintenance programs, are charged to expense as incurred.

      Amortization of Nuclear Fuel -- The amortization of nuclear fuel in the reactors is calculated on the units-of-production method and is included in cost of energy sold.

      Defined Benefit Pension Plans and Other Postretirement Benefit Plans-- US Holdings is a participating employer in the defined benefit pension plan sponsored by TXU Corp. US Holdings also participates with TXU Corp. and other affiliated subsidiaries of TXU Corp. to offer health care and life insurance benefits to eligible employees and their eligible dependents upon the retirement of such employees. See Note 12 for information regarding retirement plans and other postretirement benefits.

      Franchise and Revenue-Based Taxes -- Franchise and revenue-based taxes such as gross receipts taxes are not a "pass through" item such as sales and excise taxes. Gross receipts taxes are assessed to US Holdings and its subsidiaries by state and local governmental bodies, based on revenues, as a cost of doing business. US Holdings records gross receipts tax as an expense. Rates charged to customers by US Holdings are intended to recover the taxes, but US Holdings is not acting as an agent to collect the taxes from customers.

      Income Taxes -- TXU Corp. and its US subsidiaries file a consolidated federal income tax return, and federal income taxes are allocated to subsidiaries based upon their respective taxable income or loss. Investment tax credits are amortized to income over the estimated service lives of the properties. Deferred income taxes are provided for temporary differences between the book and tax basis of assets and liabilities. Certain provisions of SFAS 109 provide that regulated enterprises are permitted to recognize deferred taxes as regulatory tax assets or tax liabilities if it is probable that such amounts will be recovered from, or returned to, customers in future rates.

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

      As a result of guidance provided in EITF 02-3, in 2003 TXU Energy discontinued recognizing origination gains on energy contracts. For 2002 and 2001, US Holdings recognized $40 million and $88 million in origination gains on retail sales contracts, respectively. Because of the short-term nature of these contracts, a portion of these gains would have been recognized on a settlement basis in the year the origination gain was recorded.

      SFAS 146 became effective on January 1, 2003. SFAS 146 requires that a liability for costs associated with an exit or disposal activity be recognized only when the liability is incurred and measured initially at fair value. The adoption of SFAS 146 did not materially impact results of operations for 2003.

      FIN 45 was issued in November 2002 and requires recording the fair value of guarantees upon issuance or modification after December 31, 2002. The interpretation also requires expanded disclosures of guarantees (see Note 16 under Guarantees). The adoption of FIN 45 did not materially impact results of operations for 2003.

      FIN 46, which was issued in January 2003, provides guidance related to identifying variable interest entities and determining whether such entities should be consolidated. On October 8, 2003, the FASB decided to defer implementation of FIN 46 until the fourth quarter of 2003. This deferral only applies to variable interest entities that existed prior to February 1, 2003. The implementation of FIN 46 in the fourth quarter 2003 did not impact results of operations.

      SFAS 149 was issued in April 2003 and became effective for contracts entered into or modified after June 30, 2003. SFAS 149 clarifies what contracts may be eligible for the normal purchase and sale exception, the definition of a derivative and the treatment in the statement of cash flows when a derivative contains a financing component. Also, EITF 03-11 was issued in July 2003 and became effective October 1, 2003 and, among other things, discussed the nature of certain power contracts. As a result of the issuance of SFAS 149 and EITF 03-11, certain commodity contract hedges were replaced with another type of hedge that is subject to effectiveness testing. The adoption of these changes did not materially impact results of operations for 2003.

      SFAS 150 was issued in May 2003 and became effective June 1, 2003 for new financial instruments and July 1, 2003 for existing financial instruments. SFAS 150 requires that mandatorily redeemable preferred securities be classified as liabilities beginning July 1, 2003. In July 2003, TXU Energy exercised its right to exchange its $750 million 9% Exchangeable Subordinated Notes due 2012 for exchangeable preferred membership interests with identical economic and other terms (see Note 9). Because the exchangeability feature of these preferred securities provides for the holders to exchange the securities with TXU Corp. for TXU Corp. common stock, the securities are deemed to be mandatorily redeemable by TXU Energy. Therefore, in accordance with SFAS 150, the December 31, 2003 balance sheet reflects the classification of these securities (net of $253 million in unamortized discount) as liabilities.

      EITF 03-11 also addressed the presentation in the income statement of physically settled commodity derivatives, providing guidance as to whether such transactions should be reported on a net or gross (sales and cost of sales) basis. Effective October 1, 2003, US Holdings began reporting certain retail sales of natural gas to business customers on a gross basis. The effect of this change was an increase in revenues and cost of energy sold of $34 million for the period since that date. Net income was unaffected by the change.

      EITF 01-8 was issued in May 2003 and is effective prospectively for arrangements that are new, modified or committed to beginning July 1, 2003. This guidance requires that certain types of arrangements be accounted for as leases, including tolling and power supply contracts, take-or-pay contracts and service contracts involving the use of specific property and equipment. The adoption of this change did not materially impact results of operations for 2003.

      In November 2003, the EITF reached a consensus on Issue 03-1 that certain disclosures should be required for debt and marketable equity securities classified as available-for-sale or held-to-maturity that are temporarily impaired at the balance sheet date. See Note 5 under Analysis of Certain Investments with Unrealized Losses for the required disclosures.

2.    CUMULATIVE EFFECT OF CHANGES IN ACCOUNTING PRINCIPLES

      The following summarizes the effect on results for 2003 for changes in accounting principles effective January 1, 2003:

 Charge from rescission of EITF 98-10, net of tax effect of
    $34 million.................................................          $(63)
 Credit from adoption of SFAS 143, net of tax effect of $3 million           5
                                                                          ----
    Total net charge............................................          $(58)
                                                                         =====

      On October 25, 2002, the EITF, through EITF 02-3, rescinded EITF 98-10, which required mark-to-market accounting for all trading activities. Pursuant to this rescission, only financial instruments that are derivatives under SFAS 133 are subject to mark-to-market accounting. Financial instruments that may not be derivatives under SFAS 133, but were marked-to-market under EITF 98-10, consist primarily of gas transportation and storage agreements, power tolling, full requirements and capacity contracts. This new accounting rule was effective for new contracts entered into after October 25, 2002. Non-derivative contracts entered into prior to October 26, 2002, continued to be accounted for at fair value through December 31, 2002; however, effective January 1, 2003, such contracts were required to be accounted for on a settlement basis. Accordingly, a charge of $97 million ($63 million after-tax) was reported as a cumulative effect of a change in accounting principles in the first quarter of 2003. Of the total, $75 million reduced net commodity contract assets and liabilities and $22 million reduced inventory that had previously been marked-to-market as a trading position. The cumulative effect adjustment represents the net gains previously recognized for these contracts under mark-to-market accounting.

      SFAS 143 became effective on January 1, 2003. SFAS 143 requires entities to record the fair value of a legal liability for an asset retirement obligation in the period of its inception. For US Holdings, such liabilities primarily relate to nuclear generation plant decommissioning, land reclamation related to lignite mining and removal of lignite plant ash treatment facilities. The liability is recorded at its net present value with a corresponding increase in the carrying value of the related long-lived asset. The liability is accreted each period, representing the time value of money, and the capitalized cost is depreciated over the remaining useful life of the related asset.

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

      The following table summarizes the impact as of January 1, 2003 of adopting SFAS 143:

      Increase in property, plant and equipment - net.........            $488
      Increase in other noncurrent liabilities and deferred
       credits ...............................................            (528)
      Increase in accumulated deferred income taxes...........              (3)
      Increase in regulatory assets - net.....................              48
                                                                          ----
      Cumulative effect of change in accounting principles....            $  5
                                                                          ====

      The asset retirement liability at December 31, 2003 was $599 million, comprised of a $554 million liability as a result of adoption of SFAS 143, $36 million of accretion during the twelve months of 2003 and $2 million in new asset retirement obligations, reduced by $19 million in reclamation payments. The asset retirement obligations were adjusted upward by $26 million, or 5%, due to revisions in estimated cash flows.

      With respect to nuclear decommissioning costs, US Holdings believes that the adoption of SFAS 143 results primarily in timing differences in the recognition of asset retirement costs that TXU Energy is currently recovering through the regulatory process.

      On a pro forma basis, assuming SFAS 143 had been adopted at the beginning of the period, earnings for 2002 would have increased by $6.5 million after-tax, and the liability for asset retirement obligations as of December 31, 2001 and 2002 would have been $522 million and $554 million, respectively. Earnings for the year ended December 31, 2001 would not have been impacted by the adoption of SFAS 143.

3.    DISCONTINUED OPERATIONS

      In December 2003, US Holdings approved a plan to sell its strategic retail services business, which is engaged principally in providing energy management services to businesses and other organizations and was reported as part of the TXU Energy segment. Results of discontinued operations reflect a charge in the fourth quarter of 2003 of $10.3 million ($6.7 million after-tax) to impair long-lived assets and accrue liabilities under operating leases from which there will be no future benefit as a result of the decision to exit the business.

      The following summarizes the historical consolidated financial information of the strategic retail services business to be sold:

                                                                                    Year Ended December 31,
                                                                              --------------------------------
                                                                              2003           2002           2001
                                                                              ----           ----           ----
                                                                                    (millions of dollars)
Operating revenues................................................           $    60        $   47         $   54

Operating costs and expenses......................................                60           122             94
Other deductions - net............................................                11             -              2
Interest income...................................................                (1)            -              -
Interest expense and related charges..............................                 1             1              1
                                                                             -------        ------         ------
Loss before income taxes..........................................               (11)          (76)           (43)
Income tax benefit................................................                (4)          (27)           (15)
Charge related to exit (after-tax)................................                 7             -              -
                                                                             -------        ------         ------
     Loss from discontinued operations............................           $   (14)       $  (49)        $  (28)
                                                                             ========       =======        ======


      Balance sheet - The following details the assets held for sale:

                                                                                                      December 31,
                                                                                                          2003
                                                                                                          ----

Current assets...................................................................................       $      3
Investments......................................................................................              4
Property, plant and equipment....................................................................              5
Other noncurrent assets..........................................................................              2
                                                                                                        --------
      Assets held for sale.......................................................................       $     14
                                                                                                        ========

4.    EXTRAORDINARY LOSS

      As a result of the implementation of SFAS 145, losses related to early extinguishments of debt that were previously reported as extraordinary items have been reclassified (see Note 1 under Losses on Extinguishments of Debt).

      In the fourth quarter of 2001, US Holdings and the Commission reached agreement on the Settlement Plan, which resolved a number of issues related to transition to retail competition. As a result, US Holdings recorded an extraordinary loss of $57 million (net of income tax benefit of $63 million). The loss was classified as an extraordinary item in accordance with SFAS No. 101, "Regulated Enterprises - Accounting for the Discontinuance of the Application of FASB Statement No. 71." The Settlement Plan addressed, among other items, unrecovered fuel cost, stranded costs and other generation-related regulatory assets, and the above-market pricing of certain power purchase contracts. See also Note 15.

      The Settlement Plan also addressed the issuance of securitization bonds to recover regulatory asset stranded costs. The Commission's financing order related to the bonds was appealed by certain non-settling parties. In January 2003, the appeals were settled and the financing order became final and non-appealable. The financing order authorized the issuance of securitization bonds with a principal amount of up to $1.3 billion. As a result of the appeals being settled, in the fourth quarter of 2002, US Holdings recorded an extraordinary loss of $134 million (net of income tax benefit of $72 million) principally to write down the regulatory assets to$1.7 billion to reflect lower estimated cash flows to be recovered from REPs to service the principal and interest of the bonds.

5.    INVESTMENTS

      The following information is a summary of the investment balance as of December 31, 2003 and 2002:

                                                                                              December 31,
                                                                                          --------------------
                                                                                           2003          2002
                                                                                           ----          ----
      Nuclear decommissioning trust.................................                      $  323        $  266
      Land..........................................................                          89            90
      Assets related to employee benefit plans......................                          69            53
      Miscellaneous other...........................................                          29            18
                                                                                          ------        ------
        Total investments...........................................                      $  510        $  427
                                                                                          ======        ======

      Nuclear Decommissioning Trust -- Deposits in a trust fund for costs to decommission the Comanche Peak nuclear-powered generation plant are carried at fair value, with the cumulative increase in fair value recorded as a liability. (Also see Note 16 - under Nuclear Decommissioning). Decommissioning costs are being recovered from Oncor's customers as a transmission and distribution charge over the life of the plant and deposited in the trust fund. Activity in the trust fund was as follows:

                                                                      December 31, 2003
                                            ------------------------------------------------------------------------
                                              Cost          Unrealized gain     Unrealized (loss)   Fair market value
                                              ----          ---------------     -----------------   -----------------
Debt securities............                 $  139              $    6              $   (2)             $   143
Equity securities..........                    126                  66                 (12)                 180
                                            -------              ------              -------             -------
                                            $  265              $   72              $  (14)             $   323
                                            =======              ======              =======             =======

      Debt securities held at December 31, 2003 mature as follows: $56 million in one to five years, $51 million in five to ten years and $36 million after ten years.

    Analysis of Certain Investments with Unrealized Losses at December 31, 2003:

                                           Investments That Have Been in a Continuous Unrealized Loss Position for:
                                        --------------------------------------------------------------------------------
                                          Less than 12 months        12 months or longer               Total
                                        ------------------------- -------------------------- ---------------------------
      Description of Securities            Fair       Unrealized     Fair      Unrealized       Fair         Unrealized
                                          Value        Losses        Value       Losses         Value         Losses
--------------------------------------- ----------- ------------- ----------- -------------- ------------ --------------
Nuclear Decommissioning Trust:
 Debt Securities...............           $  12        $   --       $  19        $   (2)        $   31       $   (2)
 Equity securities.............               4            (1)         24           (11)            28          (12)
                                          -----        ------       -----        ------         ------       -------
      Total ...................           $  16        $   (1)      $  43        $  (13)        $   59       $  (14)
                                          =====        ======       =====        ======         ======       =======

      The assets that have experienced unrealized losses are all high-quality securities that are part of the long-term investment strategy and are expected to recover within a reasonable period of time. Therefore they are not deemed to be other-than-temporary impairments.

6.    GOODWILL AND OTHER INTANGIBLE ASSETS

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

                                                 As of December 31, 2003           As of December 31, 2002
                                             -----------------------------     -----------------------------
                                             Gross        Gross                 Gross
                                            Carrying   Accumulated             Carrying  Accumulated
                                             Amount   Amortization     Net      Amount   Amortization    Net
                                             ------   ------------     ---      ------   ------------    ---
Intangible assets subject to amortization
(included in property, plant and equipment):
   Capitalized software...............       $ 400        $184         $ 216      $368      $131          $237
   Land easements.....................         176          66           110       180        61           119
   Mineral rights and other...........          31          22             9        31        20            11
                                             -----        ----         -----      ----      ----          ----
        Total.........................       $ 607        $272         $ 335      $579      $212          $367
                                             =====        ====         =====      ====      ====          ====

      Aggregate US Holdings amortization expense for intangible assets, excluding goodwill, for the years ended December 31, 2003, 2002 and 2001 was $62 million, $63 million and $14 million, respectively. At December 31, 2003, the weighted average useful lives of capitalized software, land easements and mineral rights noted above were 6 years, 69 years and 40 years, respectively. Estimated amounts for the next five years are as follows:

                                             Amortization
Year                                           Expense
----                                           -------

2004...................................         $ 58
2005...................................           46
2006...................................           41
2007...................................           38
2008...................................           21

      Goodwill -- At December 31, 2003 and 2002, goodwill of $558 million was stated net of previously recorded accumulated amortization of $67 million. In connection with the transfer of certain businesses from TXU Gas to TXU Energy as part of the business restructuring disclosed in Note 1, $468 million of goodwill arising from TXU Corp.'s 1997 acquisition of ENSERCH Corporation was allocated to these businesses and is reflected in the balance sheet of US Holdings.

7.    SHORT-TERM FINANCING

      Short-term Borrowings -- At December 31, 2003, US Holdings had outstanding short-term borrowings consisting of advances from affiliates of $691 million. At December 31, 2002, outstanding short-term bank borrowings were $1.8 billion and advances from affiliates were $787 million. Weighted average interest rates on short-term borrowings were 2.92% and 2.44% at December 31, 2003 and 2002, respectively.

      Credit Facilities -- At December 31, 2003, credit facilities available to TXU Corp. and its US subsidiaries were as follows:

                                                                                          At December 31, 2003
                                                                                          --------------------
                                                            Authorized       Facility    Letters of     Cash
              Facility                   Expiration Date     Borrowers         Limit       Credit    Borrowings   Availability
              --------                   ---------------     ---------         -----       ------    ----------   ------------
Five-Year Revolving Credit Facility    February 2005     US Holdings          $ 1,400      $   44      $   --       $1,356
Revolving Credit Facility              February 2005     TXU Energy, Oncor        450          --          --          450
Three-Year Revolving Credit Facility   May 2005          US Holdings (a)          400          --          --          400
Five-Year Revolving Credit Facility    August 2008       TXU Corp.                500         422          --           78
                                                                              -------      ------      ------       ------
      Total                                                                   $ 2,750      $  466      $   --       $2,284
                                                                              =======      ======      ======       ======

(a) Previously TXU Corp.

      In August 2003, TXU Corp. entered into the $500 million 5-year revolving credit facility that provides for up to $500 million in letters of credit or up to $250 million of loans ($500 million in the aggregate).

      In April 2003, TXU Energy and Oncor entered into a joint $450 million revolving credit facility to be used for working capital and other general corporate purposes. Up to $450 million of letters of credit may be issued under the facility.

      The $1.4 billion facility provides for up to $1.0 billion in letters of credit.

      The US Holdings, TXU Energy and Oncor facilities provide back-up for any future issuance of commercial paper by TXU Energy and Oncor. At December 31, 2003, there was no such outstanding commercial paper.

      In addition to providing back-up of commercial paper issuance by TXU Energy and Oncor, the credit facilities above are for general corporate and working capital purposes, including providing collateral support for TXU Energy's hedging and risk management activities.

      Sale of Receivables -- TXU Corp. has established an accounts receivable securitization program. The activity under this program is accounted for as a sale of accounts receivable in accordance with SFAS 140. Under the program, US subsidiaries of TXU Corp. (originators) sell trade accounts receivable to TXU Receivables Company, a consolidated wholly-owned bankruptcy remote direct subsidiary of TXU Corp., which sells undivided interests in the purchased accounts receivable for cash to special purpose entities established by financial institutions (the funding entities). As of December 31, 2003, the maximum amount of undivided interests that could be sold by TXU Receivables Company was $600 million.

      All new trade receivables under the program generated by the originators are continuously purchased by TXU Receivables Company with the proceeds from collections of receivables previously purchased. Changes in the amount of funding under the program, through changes in the amount of undivided interests sold by TXU Receivables Company, are generally due to seasonal variations in the level of accounts receivable and changes in collection trends. TXU Receivables Company has issued subordinated notes payable to the originators for the difference between the face amount of the uncollected accounts receivable purchased, less a discount, and cash paid to the originators that was funded by the sale of the undivided interests.

      The discount from face amount on the purchase of receivables funds program fees paid by TXU Receivables Company to the funding entities, as well as a servicing fee paid by TXU Receivables Company to TXU Business Services Company, a direct subsidiary of TXU Corp. The program fees (losses on sale), which consist primarily of interest costs on the underlying financing, were $11 million and $21 million for 2003 and 2002, respectively, and approximated 2.6% and 3.7% for 2003 and 2002, respectively, of the average funding under the program on an annualized basis; these fees represent the net incremental costs of the program to US Holdings and are reported in SG&A expenses. The servicing fee, which totaled $4 million and $7 million for 2003 and 2002, respectively, compensates TXU Business Services Company for its services as collection agent, including maintaining the detailed accounts receivable collection records.

      The December 31, 2003 balance sheet reflects $1.0 billion face amount of trade accounts receivable of TXU Energy and Oncor, reduced by $547 million of undivided interests sold by TXU Receivables Company. Funding under the program increased $100 million for the year ended December 31, 2003, primarily due to the effect of improved collection trends at TXU Energy. Funding under the program for the year ended December 31, 2002 decreased $15 million. Funding increases or decreases under the program are reflected as operating cash flow activity in the statement of cash flows. The carrying amount of the retained interests in the accounts receivable approximated fair value due to the short-term nature of the collection period.

      Activities of TXU Receivables Company related to US Holdings for the years ended December 31, 2003 and 2002 were as follows:

                                                                                Year Ended December 31,
                                                                                ---------------------
                                                                                2003           2002
                                                                                ----           ----
                                                                               (millions of dollars)

Cash collections on accounts receivable...........................           $ 7,194         $5,836
Face amount of new receivables purchased..........................            (6,777)        (6,534)
Discount from face amount of purchased receivables................                18             29
Servicing fees paid...............................................                (4)            (7)
Program fees paid.................................................               (11)           (21)
Increase (decrease) in subordinated notes payable.................              (520)           712
                                                                              -------        ------
     Operating cash flows (provided) used under the program.......           $  (100)        $   15
                                                                              =======        ======

      Activity for 2001 is not shown in the table above since the current sale of receivables program began in August 2001 and information for the full year is not available.

      Upon termination of the program, cash flows to US Holdings would be delayed as collections of sold receivables would be used by TXU Receivables Company to repurchase the undivided interests sold instead of purchasing new receivables. The level of cash flows would normalize in approximately 16 to 31 days.

      In June 2003, the program was amended to provide temporarily higher delinquency and default compliance ratios and temporary relief from the loss reserve formula, which allowed for increased funding under the program. The June amendment reflected the billing and collection delays previously experienced as a result of new systems and processes in TXU Energy and ERCOT for clearing customers' switching and billing data upon the transition to competition. In August 2003, the program was amended to extend the term to July 2004, as well as to extend the period providing temporarily higher delinquency and default compliance ratios through December 31, 2003. The higher delinquency and default compliance ratios were not extended after December 31, 2003 as no relief from program delinquency and default compliance ratios is expected to be required.

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

      The delinquency and dilution ratios exceeded the relevant thresholds during the first four months of 2003, but waivers were granted. These ratios were affected by issues related to the transition to competition. Certain billing and collection delays arose due to implementation of new systems and processes within TXU Energy and ERCOT for clearing customers' switching and billing data. The billing delays have been largely resolved. Strengthened credit and collection policies and practices have brought the ratios into consistent compliance with the program requirement.

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

8.    LONG-TERM DEBT

      Long-Term Debt -- At December 31, 2003 and 2002, the long-term debt of US Holdings and its consolidated subsidiaries consisted of the following:

                                                                                         December 31,  December 31,
                                                                                              2003         2002
                                                                                              ----         ----
  TXU Energy
  ----------
  Pollution Control Revenue Bonds:
    Brazos River Authority:
    Floating Taxable Series 1993 due June 1, 2023....................................       $    --      $    44
    3.000% Fixed Series 1994A due May 1, 2029, remarketing date May 1, 2005(a).......            39           39
    5.400% Fixed Series 1994B due May 1, 2029, remarketing date May 1, 2006(a).......            39           39
    5.400% Fixed Series 1995A due April 1, 2030, remarketing date May 1, 2006(a).....            50           50
    5.050% Fixed Series 1995B due June 1, 2030, remarketing date June 19, 2006(a)....           118          118
    7.700% Fixed Series 1999A due April 1, 2033......................................           111          111
    6.750% Fixed Series 1999B due September 1, 2034, remarketing date April 1,
      2013(a)........................................................................            16           16
    7.700% Fixed Series 1999C due March 1, 2032......................................            50           50
    4.950% Fixed Series 2001A due October 1, 2030, remarketing date April 1, 2004(a).           121          121
    4.750% Fixed Series 2001B due May 1, 2029, remarketing date November 1, 2006(a)..            19           19
    5.750% Fixed Series 2001C due May 1, 2036, remarketing date November 1, 2011(a)..           274          274
    1.250% Floating Series 2001D due May 1, 2033.....................................           271          271
    Floating Taxable Series 2001F due December 31, 2036..............................            --           39
    Floating Taxable Series 2001G due December 1, 2036...............................            --           72
    Floating Taxable Series 2001H due December 1, 2036...............................            --           31
    1.180% Floating Taxable Series 2001I due December 1, 2036(b).....................            63           63
    1.250% Floating Series 2002A due May 1, 2037(b)..................................            61           61
    6.750% Fixed Series 2003A due April 1, 2038, remarketing date April 1, 2013(a)...            44           --
    6.300% Fixed Series 2003B due July 1, 2032.......................................            39           --
    6.750% Fixed Series 2003C due October 1, 2038....................................            72           --
    5.400% Fixed Series 2003D due October 1, 2029, remarketing date October 1,
      2014(a)........................................................................            31           --

    Sabine River Authority of Texas:
    6.450% Fixed Series 2000A due June 1, 2021.......................................            51           51
    5.500% Fixed Series 2001A due May 1, 2022, remarketing date November 1, 2011(a)..            91           91
    5.750% Fixed Series 2001B due May 1, 2030, remarketing date November 1, 2011(a)..           107          107
    4.000% Fixed Series 2001C due May 1, 2028, remarketing date November 1, 2003(a)..            --           70
    Floating Taxable Series 2001D due December 31, 2036..............................            --           12
    Floating Taxable Series 2001E due December 31, 2036..............................            --           45
    5.800% Fixed Series 2003A due July 1, 2022.......................................            12           --
    6.150% Fixed Series 2003B due August 1, 2022.....................................            45           --

    Trinity River Authority of Texas:
    6.250% Fixed Series 2000A due May 1, 2028........................................            14           14
    5.000% Fixed Series 2001A due May 1, 2027, remarketing date November 1, 2006(a)..            37           37

    Other:
    7.000% Fixed Senior Notes - TXU Mining due May 1, 2003...........................            --           72
    6.875% Fixed Senior Notes - TXU Mining due August 1, 2005........................            30           30
    9.000% Fixed Exchangeable Subordinated Notes due November 22, 2012...............            --          750
    6.125% Fixed Senior Notes due March 15, 2008.....................................           250           --
    7.000% Fixed Senior Notes due March 15, 2013 (c).................................         1,000           --
    Capital lease obligations........................................................            13           10
    Other............................................................................             8            8
    Unamortized premium and discount and fair value adjustments......................             9         (264)
                                                                                            -------       -------
        Total TXU Energy ............................................................         3,085        2,451

                                                                                         December 31,   December 31,
                                                                                             2003          2002
                                                                                             ----          ----
Oncor
-----
    9.530% Fixed Medium Term Secured Notes due January 30, 2003......................       $    --      $     4
    9.700% Fixed Medium Term Secured Notes due February 28, 2003.....................            --           11
    6.750% Fixed First Mortgage Bonds due March 1, 2003..............................            --          133
    6.750% Fixed First Mortgage Bonds due April 1, 2003..............................            --           70
    8.250% Fixed First Mortgage Bonds due April 1, 2004..............................           100          100
    6.250% Fixed First Mortgage Bonds due October 1, 2004............................           121          121
    6.750% Fixed First Mortgage Bonds due July 1, 2005...............................            92           92
    7.875% Fixed First Mortgage Bonds due March 1, 2023..............................            --          224
    8.750% Fixed First Mortgage Bonds due November 1, 2023...........................            --          103
    7.875% Fixed First Mortgage Bonds due April 1, 2024..............................            --          133
    7.625% Fixed First Mortgage Bonds due July 1, 2025...............................           215          215
    7.375% Fixed First Mortgage Bonds due October 1, 2025............................           178          178
    6.375% Fixed Senior Secured Notes due May 1, 2012................................           700          700
    7.000% Fixed Senior Secured Notes due May 1, 2032................................           500          500
    6.375% Fixed Senior Secured Notes due January 15, 2015...........................           500          500
    7.250% Fixed Senior Secured Notes due January 15, 2033...........................           350          350
    5.000% Fixed Debentures due September 1, 2007....................................           200          200
    7.000% Fixed Debentures due September 1, 2022....................................           800          800
    Unamortized premium and discount.................................................           (30)         (35)

Oncor Electric Delivery Transition Bond Company LLC(e)
------------------------------------------------------

    2.260% Fixed Series 2003 Bonds due in bi-annual installments through
      February 15, 2007...............................................................          103           --
    4.030% Fixed Series 2003 Bonds due in bi-annual installments through
      February 15, 2010...............................................................          122           --
    4.950% Fixed Series 2003 Bonds due in bi-annual installments through
      February 15, 2013...............................................................          130           --
    5.420% Fixed Series 2003 Bonds due in bi-annual installments through
      August 15, 2015.................................................................          145           --
                                                                                            -------      -------
        Total Oncor...................................................................        4,226        4,399

US Holdings
-----------

    7.170% Fixed Senior Debentures due August 1, 2007.................................           10           10
    9.580% Fixed Notes due in bi-annual installments through December 4, 2019.........           70           73
    8.254% Fixed Notes due in quarterly installments through December 31, 2021........           66           68
    1.910% Floating Rate Junior Subordinated Debentures, Series D due
      January 30, 2037(d).............................................................            1            1
    8.175% Fixed Junior Subordinated Debentures, Series E due January 30, 2037........            8            8
                                                                                             -------      -------
        Total US Holdings ............................................................          155          160

Total US Holdings consolidated........................................................        7,466        7,010

Less amount due currently...........................................................            249          397
                                                                                            -------      -------

Total long-term debt................................................................        $ 7,217      $ 6,613
                                                                                            =======      =======

------------------------------
   (a) These series are in the multiannual mode and are subject to mandatory tender prior to maturity on the mandatory remarketing date. On such date, the interest rate and interest rate period will be reset for the bonds.
   (b) Interest rates in effect at December 31, 2003. These series are in a flexible or weekly rate mode and are classified as long-term as they are supported by long-term irrevocable letters of credit. Series in the flexible mode will be remarketed for periods of less than 270 days.
   (c) Interest rates swapped to floating on $500 million principal amount.
   (d) Interest rates in effect at December 31, 2003.
   (e) Bond principal amounts total $500 million, and the bonds are nonrecourse to Oncor.

New Debt Issuances in 2003:

      In August 2003, Oncor issued $500 million aggregate principal amount of transition (securitization) bonds in accordance with the Settlement Plan. The bonds were issued in four classes that require bi-annual interest and principal installment payments beginning in 2004 through specified dates in 2007 through 2015. The bonds bear interest at fixed annual rates ranging from 2.26% to 5.42%. A second issuance of approximately $790 million is expected to be completed in the first half of 2004.

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

Debt Repayments in 2003:

      In September 2003, Oncor redeemed the $224 million aggregate principal amount of its 7 7/8% First Mortgage Bonds due March 1, 2023 and $133 million principal amount of its 7 7/8% First Mortgage Bonds due April 1, 2024.

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

      In March 2003, Oncor redeemed $103 million principal amount of its First Mortgage and Collateral Trust Bonds, 8.75% Series due November 1, 2023, at 104.01% of the principal amount thereof, plus accrued interest to the redemption date.

      Oncor's $4 million and $11 million medium term secured notes were repaid in January and February 2003, respectively, at maturity for par value plus accrued interest.

Debt Remarketings and Other Activity:

      In November 2003, the Brazos River Authority Series 2001D pollution control revenue bonds (aggregate principal amount of $271 million) were remarketed and converted from a multiannual mode to a weekly rate mode, and the Sabine River Authority Series 2001C pollution control revenue bonds (aggregate principal amount of $70 million) were purchased upon mandatory tender. US Holdings intends to remarket these bonds in the first half of 2004.

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

      In March 2003, the Brazos River Authority Series 1999B and 1999C pollution control revenue bonds (aggregate principal amount of $66 million) were converted from a floating rate mode to a multiannual mode at an annual rate of 6.75% and a fixed rate of 7.70%, respectively. The rate on the 1999B bonds will remain in effect until 2013 at which time they will be remarketed. The rate on the 1999C bonds is fixed to maturity in 2032, however they become callable in 2013.

      In March 2003, the Brazos River Authority issued $44 million aggregate principal amount of pollution control revenue bonds Series 2003A for TXU Energy. The bonds will bear interest at an annual rate of 6.75% until the mandatory tender date of April 1, 2013. On April 1, 2013, the bonds will be remarketed. Proceeds from the issuance of the bonds were used to repay the $44 million principal amount of Brazos River Authority Series 1993 pollution control revenue bonds due June 1, 2023.

      The pollution control series variable rate debt of TXU Energy requires periodic remarketing. Because TXU Energy intends to remarket these obligations, and has the ability and intent to refinance if necessary, they have been classified as long-term debt.

Debt Issuances and Retirements in 2002:

      In 2002, US Holdings and its consolidated subsidiaries issued $2.0 billion of senior secured notes, $1.0 billion of fixed rate debentures and $750 million of exchangeable subordinated notes and redeemed $1.0 billion of first mortgage bonds and $1.5 billion of floating rate debentures.

      Maturities -- Sinking fund and maturity requirements for all long-term debt instruments, excluding capital lease obligations, in effect at December 31, 2003, were as follows:

    Year
    ----
    2004.......................................................      $   248
    2005.......................................................          163
    2006.......................................................           42
    2007 ......................................................          254
    2008 ......................................................          297
    Thereafter.................................................        6,470
    Unamortized premium and discount and fair value adjustments          (21)
    Capital lease obligations..................................           13
                                                                     -------
      Total................................................         $  7,466
                                                                     =======

      Exchangeable Preferred Membership Interests of TXU Energy -- In July 2003, TXU Energy exercised its right to exchange its $750 million 9% Exchangeable Subordinated Notes issued in November 2002 and due November 2012 for exchangeable preferred membership interests with identical economic and other terms. The preferred membership interests bear distributions at the annual rate of 9% and permit the deferral of such distributions. The preferred membership interests may be exchanged at the option of the holders, subject to certain restrictions, at any time for up to approximately 57 million shares of TXU Corp.

common stock at an exchange price of $13.1242 per share. The number of shares of TXU Corp. common stock that may be issuable upon the exercise of the exchange right is determined by dividing the aggregate liquidation value of preferred membership interests to be exchanged by the exchange price. The exchange price and the number of shares to be issued are subject to anti-dilution adjustments. At issuance of the notes that were exchanged for the preferred membership interests, TXU Energy recognized a capital contribution for TXU Corp. and a corresponding discount on the securities of $266 million, which represented the value of the exchange right as TXU Corp. granted an irrevocable right to exchange the securities for TXU Corp. common stock. This discount is being amortized to interest expense and related charges over the term of the securities. As a result, the effective distribution rate on the preferred membership interests is 16.2%. At the time of any exchange of the preferred membership interests for common stock, the unamortized discount will be proportionately written off as a charge to earnings. If all the membership interests had been exchanged into common stock on December 31, 2003, the pre-tax charge would have been $253 million. These securities are classified as liabilities in accordance with SFAS 150. See Note 1 under Changes in Accounting Standards.

      The original purchasers of the notes that were exchanged for the preferred membership interests were granted the right to nominate one member to the board of directors of TXU Corp., and such nominee has been elected to fill a vacancy. The original purchasers forfeit this right if they cease to hold at least 30% of their original investment in the form of common stock and/or preferred membership interests. In any event, this right expires on the later of (i) November 2012 or, (ii) the date no membership interests remain outstanding. The holders of the preferred membership interests are restricted from actions that would increase their control of TXU Corp.

9.    PREFERRED SECURITIES

                                            December 31, 2003        December 31, 2002
                                            -----------------        -----------------
                                            Shares(b)                Shares(b)                   Redemption
                                           Outstanding    Amount    Outstanding   Amount      Price Per Share
                                           -----------    ------    -----------   ------      ---------------
Not Subject to Mandatory Redemption (a):
----------------------------------------
$4.00 to $5.08 dividend rate series...          379        $ 38         379         $ 38     $101.79 to $112.00
$7.98 series..........................           --          --         261           26
$7.50 series .........................           --          --         308           30
$7.22 series .........................           --          --         221           21
                                                           ----                     ----
   Total .............................                     $ 38                     $115
                                                           ====                     ====

Subject to Mandatory Redemption(a):
$6.98 series..........................           --        $ --         107         $ 11
$6.375 series.........................           --          --         100           10
                                                           ----                     ----
                                                           $ --                     $ 21
                                                           ====                     ====

--------------------------------
(a) Cumulative, without par value, entitled upon liquidation to $100 per share; 17,000,000 total shares authorized.
(b)   Shares in thousands.

      The carrying value of preferred stock subject to mandatory redemption is being increased periodically to equal the redemption amounts at the mandatory redemption dates with a corresponding increase in preferred stock dividends.

      Preferred Stock of US Holdings - At December 31, 2003, US Holdings had 379,000 shares of cumulative, preferred stock without par value outstanding with dividend rates ranging from $4.00 to $5.08 per share. The preferred stock can be redeemed at prices ranging from $101.70 per share to $112.00 per share. In July 2003, US Holdings redeemed all of the shares of its $7.98 series, $7.50 series and $7.22 series of preferred stock, which were not subject to mandatory redemption, and the shares of its $6.98 series of preferred stock subject to mandatory redemption for an aggregate principal amount of $91 million. In September 2003, US Holdings called all of its $6.375 mandatorily redeemable preferred stock for redemption, and on October 1, 2003 all of these shares were redeemed for an aggregate principal amount of $7 million.

      The holders of preferred stock of US Holdings have no voting rights except for changes to the articles of incorporation that would change the rights or preferences of such stock, authorize additional shares of stock or create an equal or superior class of stock. They have the right to vote for the election of directors only if certain dividend arrearages exist.

10.   SHAREHOLDERS' EQUITY

      US Holdings paid cash dividends of $927 million to TXU Corp.in 2002 and $588 million in 2003. US Holdings declared a cash dividend of $212 million to TXU Corp. in 2003 payable in 2004.

      The mortgage of Oncor restricts Oncor's payment of dividends to the amount of its retained earnings.

11.   INCOME TAXES

      The components of US Holdings' provision for income taxes for continuing operations are as follows:

                                                                                     Year Ended December 31,
                                                                                  ---------------------------
                                                                                   2003       2002        2001
                                                                                   ----       ----        ----
   Current:
     US Federal............................................................       $ 217       $ 183       $ 468
     State.................................................................           9           3          41
     Non-US................................................................          --           1          (5)
                                                                                  -----       -----       -----
        Total..............................................................         226         187         504
   Deferred:
     US Federal............................................................         141          58        (118)
     State.................................................................          --           4          (3)
     Non-US................................................................           1          --          (1)
                                                                                  -----       -----       -----
        Total..............................................................         142          62        (122)
   Investment tax credits..................................................         (22)        (26)        (23)
                                                                                  -----       -----       -----
        Total..............................................................       $ 346       $ 223       $ 359
                                                                                  =====       =====       =====

      Reconciliation of income taxes computed at the US federal statutory rate to provision for income taxes:

                                                                                     Year Ended December 31,
                                                                                     -----------------------
                                                                                   2003       2002        2001
                                                                                   ----       ----        ----
Income from continuing operations before income taxes, extraordinary loss
  and cumulative effect of changes in accounting principles................     $ 1,078        $ 767    $1,161
                                                                                =======        =====    ======
Income taxes at the  federal statutory rate of 35%.........................     $   377        $ 268    $  406

     Depletion allowance...................................................         (25)         (25)      (25)
     Amortization of investment tax credits................................         (22)         (26)      (23)
     Amortization  (under regulatory accounting) of statutory rate changes.          (8)          (8)       (7)
     Preferred securities costs............................................           6           --        --
     State income taxes, net of federal tax benefit........................           6            5        25
     Other.................................................................          12            9       (17)
                                                                                  -----        -----    ------
Provision for income taxes.................................................       $ 346        $ 223    $  359
                                                                                  =====        =====    ======

Effective tax rate (on income before preferred stock dividends)............          32%         29%       31%

      Deferred income taxes for significant temporary differences based on tax laws in effect at December 31, 2003 and 2002 balance sheet dates are as follows:


                                                                          December 31,
                                              ---------------------------------------------------------------------
                                                            2003                               2002
                                              --------------------------------     --------------------------------
                                              Total      Current     Noncurrent     Total     Current    Noncurrent
                                              -----      -------     ----------     -----     -------    ----------
Deferred Tax Assets
  Unamortized investment tax credits....     $ 163        $  --       $    163     $  172       $ --     $  172
  Impairment of assets..................       168           --            168        181         --        181
  Nuclear asset retirement obligation...       150           --            150         --         --         --
  Retail clawback liability.............        61           --             61         65         --         65
  Alternative minimum tax...............       452           --            452        417         --        417
  Excess mitigation credit..............        --           --             --         60         --         60
  Employee benefit liabilities..........       181           --            181        174         --        174
  State income taxes....................         4           --              4          2         --          2
  Other.................................       270           91            179        249         65        184
                                             -----        -----       --------    -------      -----    --------
    Total...............................     1,449           91          1,358      1,320         65      1,255

Deferred Tax Liabilities
  Depreciation differences and capitalized
    construction costs..................     3,949           --          3,949      3,684         --      3,684
  Regulatory assets.....................       616           --            616        615         --        615
  State income taxes....................        43           --             43         13         --         13
  Other.................................       171           18            153        170         --        170
                                             -----        -----       --------   --------      -----    -------
    Total...............................     4,779           18          4,761      4,482         --      4,482
                                             -----        -----       --------    -------      -----    -------
Net Deferred Tax (Asset) Liability......    $3,330       $  (73)      $  3,403     $3,162      $ (65)    $3,227
                                             ======       =====       ========     ======      =====     ======

      At December 31, 2003, US Holdings had approximately $452 million of alternative minimum tax credit carryforwards available to offset future tax payments. These tax credit carryforwards do not have expiration dates.

      US Holdings' income tax returns are subject to examination by applicable tax authorities. The IRS is currently examining the returns of TXU Corp. and its subsidiaries for the tax years ended 1993 through 2002. In management's opinion, an adequate provision has been made for any future taxes that may be owed as a result of any examination.

12.   RETIREMENT PLANS AND OTHER POSTRETIREMENT BENEFITS

      TXU Energy and Oncor are participating employers in the TXU Retirement Plan (Retirement Plan), a defined benefit pension plan sponsored by TXU Corp. The Retirement Plan is a qualified pension plan under Section 401(a) of the Internal Revenue Code of 1986, as amended (Code) and is subject to the provisions of ERISA. Employees are eligible to participate in the Retirement Plan upon their completion of one year of service and the attainment of age 21. All benefits are funded by the participating employers. The Retirement Plan provides benefits to participants under one of two formulas: (i) a cash balance formula under which participants earn monthly contribution credits based on their compensation and a combination of their age and years of service, plus monthly interest credits, or (ii) a traditional defined benefit formula based on years of service and the average earnings of the three years of highest earnings.

      All eligible employees hired after January 1, 2002, will participate under the cash balance formula. Certain employees who, prior to January 1, 2002, participated under the traditional defined benefit formula, continue their participation under that formula. Under the cash balance formula, future increases in earnings will not apply to prior service costs. It is TXU Corp.'s policy to fund the plans on a current basis to the extent deductible under existing federal tax regulations. Such contributions, when made, are intended to provide not only for benefits attributed to service to date, but also those expected to be earned in the future.

      The allocated net periodic pension cost (benefit) applicable to TXU Energy and Oncor was $25 million for 2003, ($4) million for 2002 and ($21) million for 2001. Contributions were $17 million, $9 million and $2 million in 2003, 2002 and 2001, respectively. The amounts provided represent allocations of the TXU Corp. Retirement Plan to TXU Energy and Oncor.

      In addition to the Retirement Plan, TXU Energy and Oncor participate with TXU Corp. and certain other affiliated subsidiaries of TXU Corp. to offer certain health care and life insurance benefits to eligible employees and their eligible dependents upon the retirement of such employees. For employees retiring on or after January 1, 2002, the retiree contributions required for such coverage vary based on a formula depending on the retiree's age and years of service. The estimated net periodic postretirement benefits cost other than pensions applicable to US Holdings was $76 million for 2003, $62 million for 2002 and $52 million for 2001. Contributions paid by TXU Energy and Oncor to fund postretirement benefits other than pensions were $41 million, $39 million and $35 million in 2003, 2002 and 2001, respectively.

      In addition, TXU Energy and Oncor employees are eligible to participate in a qualified savings plan, the TXU Thrift Plan (Thrift Plan). This plan is a participant-directed defined contribution profit sharing plan qualified under
Section 401(a) of the Code, and is subject to the provisions of ERISA. The Thrift Plan includes an employee stock ownership component. Under the terms of the Thrift Plan, as amended effective in 2002, employees who do not earn more than the IRS threshold compensation limit used to determine highly compensated employees may contribute, through pre-tax salary deferrals and/or after-tax payroll deductions, the maximum amount of their regular salary or wages permitted under law. Employees who earn more than such threshold may contribute from 1% to 16% of their regular salary or wages. Employer matching contributions are also made in an amount equal to 100% of the first 6% of employee contributions for employees who are covered under the cash balance formula of the Retirement Plan, and 75% of the first 6% of employee contributions for employees who are covered under the traditional defined benefit formula of the Retirement Plan. Employer matching contributions are invested in TXU Corp. common stock. TXU Energy's and Oncor's contributions to the Thrift Plan, aggregated $21 million in 2003, $22 million in 2002, and $12 million in 2001.

13. FAIR VALUE OF FINANCIAL INSTRUMENTS

      The carrying amounts and related estimated fair values of US Holdings' significant financial instruments were as follows:

                                                                          December 31, 2003      December 31, 2002
                                                                          -----------------      -----------------
                                                                          Carrying     Fair      Carrying      Fair
                                                                           Amount      Value      Amount      Value
                                                                           ------      -----      ------      -----
 On balance sheet liabilities:
     Long-term debt (including current maturities) (a)............        $7,453      $9,056     $6,514      $6,593
     Exchangeable preferred membership interests of subsidiary,
        net of discount (b).......................................           497       1,580        486       1,076
     Preferred stock subject to mandatory redemption..............            --          --         21          15
     Financial guarantees.........................................             2           1         --          --

Off balance sheet liabilities:
     Financial guarantees.........................................            --          13         --          81

      (a)Excludes capital leases.
      (b)Exchanged for preferred membership interests in 2003.

         In accordance with SFAS No. 133, financial instruments that are derivatives are recorded on the balance sheet at fair value.

         The fair values of on balance sheet instruments are estimated at the lesser of either the call price or the market value as determined by quoted market prices, where available, or, where not available, at the present value of future cash flows discounted at rates consistent with comparable maturities with similar credit risk.

         The fair value of each financial guarantee is based on the difference between the credit spread of the entity responsible for the underlying obligation and a financial counterparty applied, on a net present value basis, to the notional amount of the guarantee.

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

14.   DERIVATIVE FINANCIAL INSTRUMENTS

      For derivative instruments designated as cash flow hedges, US Holdings recognized a net unrealized ineffectiveness gain of $6 million ($4 million after-tax) in 2003 and a net loss of $41 million ($27 million after-tax) in 2002. The ineffectiveness gains and losses in 2003 and 2002 related to commodity hedges and were reported as a component of revenues. In 2001, US Holdings experienced net hedge ineffectiveness of $4 million ($3 million after-tax), recorded as $1 million in interest expense and a $5 million ($3 million after-tax) increase in revenues.

      The net effect of unrealized mark-to-market ineffectiveness accounting, which includes the above amounts as well as the effect of reversing unrealized gains and losses recorded in previous periods to offset realized gains and losses in the current period, totaled $36 million in net gains in 2003 and $41 million in net losses in 2002.

      The maximum length of time US Holdings hedges its exposure to the variability of future cash flows for forecasted energy-related transactions is approximately four years.

      Cash flow hedge amounts reported in accumulated other comprehensive income will be recognized in earnings as the related forecasted transactions are settled or are deemed to be no longer probable of occurring. No amounts were reclassified into earnings in 2003, 2002, or 2001 as a result of the discontinuance of cash flow hedges because of the probability a hedged forecasted transaction would not occur.

      As of December 31, 2003, US Holdings expects that $43 million ($28 million after-tax) in accumulated other comprehensive loss will be recognized in earnings over the next twelve months. This amount represents the projected value of the hedges over the next twelve months relative to what would be recorded if the hedge transactions had not been entered into. The amount expected to be reclassified is not a forecasted loss incremental to normal operations, but rather it demonstrates the extent to which volatility in earnings (which would otherwise exist) is mitigated through the use of cash flow hedges. The following table summarizes balances currently recognized in accumulated other comprehensive gain/(loss):

                                                                             Accumulated
                                                                      Other Comprehensive Loss
                                                                    Year Ended December 31, 2003
                                                                    ----------------------------
                                                                   Treasury   Commodity    Total
                                                                   --------   ---------    -----

  Dedesignated hedges (amounts fixed).................             $    79    $    30    $   109
  Hedges subject to market price fluctuations.........                  --         11         11
                                                                    ------    -------    -------
      Total..........................................              $    79    $    41    $   120
                                                                   =======    =======    =======


15.   RATES AND REGULATION

Restructuring Legislation

      As a result of the 1999 Restructuring Legislation, on January 1, 2002, US Holdings and certain other electric utilities in Texas disaggregated (unbundled) their business activities into a power generation company, a retail electric provider and a transmission and distribution (electricity delivery) utility. Unbundled electricity delivery utilities within ERCOT, such as Oncor, remain regulated by the Commission.

      Effective January 1, 2002, REPs affiliated with electricity delivery utilities are required to charge "price-to-beat" rates established by the Commission to residential and small business customers located in their historical service territories. TXU Energy, as a REP affiliated with an electricity delivery utility, could not charge prices to customers in either of those classes in the historical service territory that are different from the price-to-beat rate, adjusted for fuel factor changes, until the earlier of January 1, 2005 or the date on which 40% of the electricity consumed by customers in a class is supplied by competing REPs. Thereafter, TXU Energy may offer rates different from the price-to-beat rate to customers in that class, but it must also continue to make the price-to-beat rate available for residential and small business customers until January 1, 2007. Twice a year, TXU Energy may request that the Commission adjust the fuel factor component of the price-to-beat rate up or down based on changes in the market price of natural gas. In March and August of 2003, the Commission approved price-to-beat rate increases requested by TXU Energy.

     In December 2003, the Commission found that TXU Energy had met the 40% requirement to be allowed to offer alternatives to the price-to-beat rate for small business customers in the historical service territory.

      Also, effective January 1, 2002, power generation companies affiliated with electricity delivery utilities may charge unregulated prices in connection with ERCOT wholesale power transactions.

Regulatory Settlement Plan

      On December 31, 2001, US Holdings filed a Settlement Plan with the Commission. It resolved all major pending issues related to US Holdings' transition to competition pursuant to the 1999 Restructuring Legislation. The Settlement Plan does not remove regulatory oversight of Oncor's business nor does it eliminate TXU Energy's price-to-beat rates and related fuel adjustments. The Settlement Plan became final and non-appealable in January 2003.

      The major elements of the Settlement Plan are:

      Excess Mitigation Credit -- Over the two-year period ended December 31, 2003, Oncor implemented a stranded cost excess mitigation credit in the amount of $389 million (originally estimated to be $350 million), plus $26 million in interest, applied as a reduction to delivery fees charged to all REPs, including TXU Energy. The credit was funded by TXU Energy in the form of a note payable to Oncor.

      Regulatory Asset Securitization -- US Holdings received a financing order authorizing the issuance of securitization bonds in the aggregate principal amount of up to $1.3 billion to recover regulatory asset stranded costs and other qualified costs. Accordingly, Oncor Electric Delivery Transition Bond Company LLC, a bankruptcy remote financing subsidiary of Oncor, issued an initial $500 million of securitization bonds in 2003, with terms of up to 12 years, (see Note 8) and is expected to issue $790 million in the first half of 2004. The principal and interest payments of the bonds are recoverable through a delivery fee surcharge (transition charge) to all REPs including TXU Energy.

      Retail Clawback -- The Settlement Plan provides that a retail clawback credit will be implemented unless 40% of the electricity consumed by residential and small business customers in the historical service territory is supplied by competing REPs after the first two years of competition. This threshold was reached for small business customers, as discussed above, but not for residential customers. The amount of the credit is equal to the number of residential customers retained by TXU Energy in the historical service territory as of January 1, 2004, less the number of new customers TXU Energy has added outside of the historical service territory as of January 1, 2004, multiplied by $90. The credit, which will be funded by TXU Energy, will be applied to delivery fees charged by Oncor to REPs, including TXU Energy, over a two-year period beginning January 1, 2004. In 2002, TXU Energy recorded a charge to cost of energy sold of $185 million ($120 million after-tax) to accrue an estimated retail clawback liability. In 2003, TXU Energy reduced the liability to $173 million, with a credit to earnings of $12 million ($8 million after-tax) to reflect the calculation of the estimated liability applicable only to residential customers in accordance with the Settlement Plan. As the amount of the credit will be based on number of customers over the related two-year period, the liability is subject to future adjustments.

      Stranded Costs and Fuel Cost Recovery -- TXU Energy's stranded costs, not including regulatory assets, are fixed at zero. US Holdings will not seek to recover its unrecovered fuel costs which existed at December 31, 2001. Also, it will not conduct a final fuel cost reconciliation, which would have covered the period from July 1998 until the beginning of competition in January 2002.

      See Note 4 for a discussion of extraordinary charges recorded in 2002 and 2001 in connection with the Settlement Plan.

      Transmission Rates -- In May 2003, the Commission approved an increase in Oncor's wholesale transmission tariffs (rates) charged to distribution utilities that became effective immediately. In March and August 2003 and March 2004, the Commission approved increases in the transmission cost recovery component of Oncor's distribution rates charged to REPs. The combined effect of these four increases in both the transmission and distribution rates is an estimated $62 million of incremental revenues to Oncor on an annualized basis. With respect to the impact on US Holdings' consolidated results, the higher distribution rates result in reduced margin on TXU Energy's sales to those retail customers with pricing that does not provide for recovery of higher delivery fees, principally price-to-beat customers.

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

      On January 3, 2002, the Supreme Court of Texas issued a mandate affirming the judgment of the Court of Appeals that held that the pricing provisions of the Commission's open access wholesale transmission rules, which had mandated the use of a particular rate setting methodology, were invalid because they exceeded the statutory authority of the Commission. On January 10, 2002, Reliant Energy Incorporated and the City Public Service Board of San Antonio each filed lawsuits in the Travis County, Texas, District Court against the Commission and each of the entities to whom they had made payments for transmission service under the invalidated pricing rules for the period January 1, 1997, through August 31, 1999, seeking declaratory orders that, as a result of the application of the invalid pricing rules, the defendants owe unspecified amounts. US Holdings and TXU SESCO Company are named defendants in both suits. Effective as of October 3, 2003, a global settlement among all parties to these lawsuits was reached. The settlement was not material to US Holdings financial position or results of operation, and requires that these suits be dismissed with prejudice.

     Summary -- Although US Holdings cannot predict future regulatory or legislative actions or any changes in economic and securities market conditions, no changes are expected in trends or commitments, other than those discussed in this report, which might significantly alter its basic financial position, results of operations or cash flows.

16.   COMMITMENTS AND CONTINGENCIES

      Information Request From CFTC -- In October 2003, TXU Corp. received an informal request for information from the US Commodity Futures Trading Commission (CFTC) seeking voluntary production of information concerning disclosure of price and volume information furnished by TXU Portfolio Management Company LP to energy industry publications. The request seeks information for the period from January 1, 1999 to the present. TXU Corp. has cooperated with the CFTC, and is in the process of completing its response to such information request. TXU Corp. believes that TXU Portfolio Management Company LP has not engaged in any reporting of price or volume information that would in any way justify any action by the CFTC.

      Clean Air Act -- The Federal Clean Air Act, as amended (Clean Air Act) includes provisions which, among other things, place limits on SO2 and NOx emissions produced by electricity generation plants. TXU Energy's capital requirements have not been significantly affected by the requirements of the Clean Air Act. In addition, all permits required for the air pollution control provisions of the 1999 Restructuring Legislation have been applied for and TXU Energy has initiated a construction program to install control equipment to achieve the required reductions.

      Power Purchase Contracts -- Certain contracts to purchase electricity provide for capacity payments to ensure availability and provide for adjustments based on the actual power taken under the contracts. Capacity payments paid under these contracts for the years ended December 31, 2003, 2002 and 2001 were $230 million, $296 million and $196 million, respectively.

      Expected future capacity payments under existing agreements are estimated as follows:

      2004.......................................................         $238
      2005.......................................................          162
      2006.......................................................          117
      2007.......................................................           18
      2008.......................................................            -
      Thereafter.................................................            -
                                                                          -----
         Total capacity payments..............................            $535
                                                                          ====


      At December 31, 2003, TXU Energy had commitments for pipeline transportation and storage reservation fees as shown in the table below:
      2004.......................................................         $24
      2005.......................................................           7
      2006.......................................................           6
      2007.......................................................           4
      2008.......................................................           1
      Thereafter.................................................           6
                                                                           --
         Total pipeline transportation and storage reservation
           fees.................................................          $48
                                                                          ===

      On the basis of TXU Energy's current expectations of demand from its electricity customers as compared with its capacity payments, management does not consider it likely that any material payments will become due for electricity not taken beyond capacity payments.

      Coal Contracts -- TXU Energy has coal purchase agreements and coal transportation agreements. Commitments under these contracts for the next five years and thereafter are as follows:

      2004............................................................    $78
      2005............................................................     23
      2006............................................................     18
      2007............................................................      -
      2008............................................................      -
      Thereafter......................................................      -
                                                                          ---
        Total ........................................................   $119
                                                                         ====

      Leases -- TXU Energy and Oncor have entered into operating leases covering various facilities and properties including generation plant facilities, combustion turbines, transportation equipment, mining equipment, data processing equipment and office space. Certain of these leases contain renewal and purchase options and residual value guarantees. Lease costs charged to operating expense totaled $143 million, $152 million, and $132 million for 2003, 2002 and 2001, respectively (including amounts paid by TXU Corp. and charged to TXU Energy and Oncor).

      As of December 31, 2003, future minimum lease payments under both capital leases and operating leases (with initial or remaining noncancellable lease terms in excess of one year) were as follows:

                                                   Capital        Operating
Year                                                Lease           Leases
----                                                -----           ------
2004............................................... $ 2             $ 71
2005...............................................   2               76
2006...............................................   3               71
2007...............................................   3               75
2008...............................................   2               73
Thereafter.........................................   5              474
                                                     ---            ----
  Total future minimum lease payments..............  17             $840
                                                                    ====
Less amounts representing interest.................   2
                                                    ---
Present value of future minimum lease payments.....  15
Less current portion...............................   2
                                                    ---
Long-term capital lease obligation................. $13
                                                    ===

      Guarantees -- US Holdings has entered into contracts that contain guarantees to outside parties that could require performance or payment under certain conditions. These guarantees have been grouped based on similar characteristics and are described in detail below.

      Project development guarantees -- In 1990, US Holdings repurchased an electric co-op's minority ownership interest in the Comanche Peak nuclear generation plant and assumed the co-op's indebtedness to the US government for the facilities. US Holdings is making principal and interest payments to the co-op in an amount sufficient for the co-op to make payments on its indebtedness. US Holdings guaranteed the co-op's payments, and in the event that the co-op fails to make its payments on the indebtedness, the US government would assume the co-op's rights under the agreement, and such payments would then be owed directly by US Holdings. At December 31, 2003, the balance of the indebtedness was $136 million with maturities of principal and interest extending to December 2021. The indebtedness is secured by a lien on the purchased facilities.

      Residual value guarantees in operating leases -- US Holdings is the lessee under various operating leases that obligate it to guarantee the residual values of the leased facilities. At December 31, 2003, the aggregate maximum amount of residual values guaranteed was approximately $266 million with an estimated residual recovery of approximately $198 million. The average life of the lease portfolio is approximately six years.

      Debt obligations of the parent -- TXU Energy has provided a guarantee of the obligations under TXU Corp.'s financing lease (approximately $130 million at December 31, 2003) for its headquarters building.

      Shared saving guarantees -- As part of the operations of the strategic retail services business, which TXU Energy intends to sell, TXU Energy has guaranteed that certain customers will realize specified annual savings resulting from energy management services it has provided. In aggregate, the average annual savings have exceeded the annual savings guaranteed. The maximum potential annual payout is approximately $8 million and the maximum total potential payout is approximately $56 million. The fair value of guarantees issued during the year ended December 31, 2003 was $1.8 million with a maximum potential payout of $42 million. The average remaining life of the portfolio is approximately nine years. These guarantees will be transferred or eliminated as part of an expected transaction for the sale of strategic retail services operations.

      Letters of credit -- TXU Energy has entered into various agreements that require letters of credit for financial assurance purposes. Approximately $403 million of letters of credit were outstanding at December 31, 2003 to support existing floating rate pollution control revenue bond debt of approximately $395 million. The letters of credit are available to fund the payment of such debt obligations. These letters of credit have expiration dates in 2008.

      TXU Energy has outstanding letters of credit in the amount of $37 million to support hedging and risk management margin requirements in the normal course of business. As of December 31, 2003, approximately 82% of the obligations supported by these letters of credit mature within one year, and substantially all of the remainder mature in the next six years.

      Surety bonds -- US Holdings has outstanding surety bonds of approximately $32 million to support performance under various subsidiary contracts and legal obligations in the normal course of business. The term of the surety bond obligations is approximately one year.

      Other -- US Holdings has entered into contracts with public agencies to purchase cooling water for use in the generation of electric energy and has agreed, in effect, to guarantee the principal, $12 million at December 31, 2003, and interest on bonds issued by the agencies to finance the reservoirs from which the water is supplied. The bonds mature at various dates through 2011 and have interest rates ranging from 5.50% to 7%. US Holdings is required to make periodic payments equal to such principal and interest, including amounts assumed by a third party and reimbursed to US Holdings. In addition, US Holdings is obligated to pay certain variable costs of operating and maintaining the reservoirs. US Holdings has assigned to a municipality all its contract rights and obligations in connection with $8 million remaining principal amount of bonds at December 31, 2003, issued for similar purposes, which had previously been guaranteed by US Holdings. US Holdings is, however, contingently liable in the event of default by the municipality.

      Nuclear Insurance -- With regard to liability coverage, the Price-Anderson Act (Act) provides financial protection for the public in the event of a significant nuclear power plant incident. The Act sets the statutory limit of public liability for a single nuclear incident at $10.6 billion currently and requires nuclear power plant operators to provide financial protection for this amount. The Act is being considered by the United States Congress for modification and extension. The terms of a modification, if any, are not presently known and therefore TXU Corp. is unable, at this time, to determine any impact it may have on nuclear liability coverage. As required, TXU Corp. provides this financial protection for a nuclear incident at Comanche Peak resulting in public bodily injury and property damage through a combination of private insurance and industry-wide retrospective payment plans. As the first layer of financial protection, TXU Corp. has $300 million of liability insurance from American Nuclear Insurers (ANI), which provides such insurance on behalf of a major stock insurance company pool, Nuclear Energy Liability Insurance Association. The second layer of financial protection is provided under an industry-wide retrospective payment program called Secondary Financial Protection (SFP).

      Under the SFP, each operating licensed reactor in the US is subject to an assessment of up to $100.6 million, subject to increases for inflation every five years, in the event of a nuclear incident at any nuclear plant in the US. Assessments are limited to $10 million per operating licensed reactor per year per incident. All assessments under the SFP are subject to a 3% insurance premium tax, which is not included in the above amounts.

      With respect to nuclear decontamination and property damage insurance, NRC regulations require that nuclear plant license-holders maintain not less than $1.1 billion of such insurance and require the proceeds thereof to be used to place a plant in a safe and stable condition, to decontaminate it pursuant to a plan submitted to and approved by the NRC before the proceeds can be used for plant repair or restoration or to provide for premature decommissioning. TXU Corp. maintains nuclear decontamination and property damage insurance for Comanche Peak in the amount of $3.4 billion, above which TXU Corp. is self-insured. The primary layer of coverage of $500 million is provided by Nuclear Electric Insurance Limited (NEIL), a nuclear electric utility industry mutual insurance company. The remaining coverage includes premature decommissioning coverage and is provided by NEIL in the amount of $2.25 billion and $610 million from other insurance markets and foreign nuclear insurance pools. TXU Corp. is subject to a maximum annual assessment from NEIL of $26.7 million.

      TXU Corp. maintains Extra Expense Insurance through NEIL to cover the additional costs of obtaining replacement power from another source if one or both of the units at Comanche Peak are out of service for more than twelve weeks as a result of covered direct physical damage. The coverage provides for weekly payments of $3.5 million for the first fifty-two weeks and $2.8 million for the next 110 weeks for each outage, respectively, after the initial twelve-week period. The total maximum coverage is $490 million per unit. The coverage amounts applicable to each unit will be reduced to 80% if both units are out of service at the same time as a result of the same accident. Under this coverage, TXU Corp. is subject to a maximum annual assessment of $8.6 million.

      There have been some revisions made to the nuclear property and nuclear liability insurance policies regarding the maximum recoveries available for multiple terrorism occurrences. Under the NEIL policies, if there were multiple terrorism losses occurring within a one-year time frame, NEIL would make available one industry aggregate limit of $3.24 billion plus any amounts it recovers from other sources up to the limits for each claimant. If terrorism losses occurred beyond the one-year period, a new set of limits and resources would apply. Under the ANI liability policy, the liability arising out of terrorist acts will be subject to one industry aggregate limit of $300 million which could be reinstated at ANI's option depending on prevailing risk circumstances and the balance in the Industry Credit Rating Plan reserve fund. Under the US Terrorism Risk Insurance Act of 2002, the US government provides reinsurance with respect to acts of terrorism in the US for losses caused by an individual or individuals acting on behalf of foreign parties. In such circumstances, the NEIL and ANI terrorism aggregates would not apply.

      Nuclear Decommissioning -- Through December 31, 2001, decommissioning costs were recovered from consumers based upon a 1992 site-specific study through rates placed in effect under TXU Corp.'s January 1993 rate increase request. Effective January 1, 2002, decommissioning costs are recovered through a tariff charged to REPs by Oncor based upon a 1997 site-specific study, adjusted for trust fund assets, as a component of delivery fees effective under TXU Corp.'s 2001 Unbundled Cost of Service filing. Amounts recovered through regulated rates are deposited in external trust funds (see Note 5 under Investments). With the adoption of FAS 143, the liability for the decommissioning costs was recorded at discounted net present value.

      See Note 1 (under Changes in Accounting Standards) for a discussion of the impact of SFAS 143 on accounting for nuclear decommissioning costs.

      Also see Note 1 (under Property, Plant and Equipment) for a discussion of an extension of the nuclear plant license.

      Legal Proceedings -- On July 7, 2003, a lawsuit was filed by Texas Commercial Energy (TCE) in the United States District Court for the Southern District of Texas, Corpus Christi Division, against TXU Energy and certain of its subsidiaries, as well as various other wholesale market participants doing business in ERCOT, claiming generally that defendants engaged in market manipulation, in violation of antitrust and other laws, primarily during the period of extreme weather conditions in late February 2003. An amended complaint was filed on February 3, 2004 that joined additional, unaffiliated defendants. Three retail electric providers have filed motions for leave to intervene in the action alleging claims substantially identical to TCE's. In addition, approximately 25 purported former customers of TCE have filed a motion to intervene in the action alleging claims substantially identical to TCE's, both on their own behalf and on behalf of a putative class of all former customers of TCE. US Holdings believes that it has not committed any violation of the antitrust laws and the Commission's investigation of the market conditions in late February 2003 has not resulted in any findings adverse to TXU Energy. Accordingly, US Holdings believes that TCE's and the interveners' claims against TXU Energy and its subsidiary companies are without merit and TXU Energy and its subsidiaries intend to vigorously defend the lawsuit. US Holdings is unable to estimate any possible loss or predict the outcome of this action.

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

      On March 10, 2003, a lawsuit was filed by Kimberly P. Killebrew in the United States District Court for the Eastern District of Texas, Lufkin Division, against TXU Corp. and TXU Portfolio Management, asserting generally that defendants engaged in manipulation of the wholesale electric market, in violation of antitrust and other laws. This case has been transferred to the Beaumont Division of the Eastern District of Texas. This action is brought by an individual, alleged to be a retail consumer of electricity, on behalf of herself and as a proposed representative of a putative class of retail purchasers of electricity that are similarly situated. On September 15, 2003, defendants filed a motion to dismiss the lawsuit and a motion to transfer the case to the Northern District of Texas, Dallas Division. TXU Corp. believes that the plaintiff lacks standing to assert any antitrust claims against TXU Corp. or TXU Portfolio Management, and that defendants have not violated antitrust laws or other laws as claimed by the plaintiff. Therefore, TXU Corp. believes that plaintiff's claims are without merit and plans to vigorously defend the lawsuit. TXU Corp. is unable to estimate any possible loss or predict the outcome of this action.

      US Holdings is involved in various legal and administrative proceedings in the normal course of business the ultimate resolution of which should not have a material effect upon its financial position, results of operations or cash flows.

17.   SEGMENT INFORMATION

      US Holdings has two reportable business segments: TXU Energy and Oncor.

      TXU Energy- consists of operations, which are principally in the competitive Texas market, involving power production (electricity generation) and retail and wholesale energy sales of electricity and natural gas. TXU Energy engages in hedging and risk management activities to mitigate commodity price risk.

      Oncor - consists of operations, which are largely regulated, involving the transmission and distribution of electricity in Texas.

      The 2001 financial information for the TXU Energy segment and the Oncor segments includes information derived from the historical financial statements of US Holdings. Reasonable allocation methodologies were used to disaggregate the financial statements of US Holdings between its generation and transmission and distribution (delivery) operations. Allocation of revenues reflected consideration of return on invested capital, which continues to be regulated for the delivery operations. US Holdings maintained expense accounts for each of its component operations. Costs of energy sold, operating costs and depreciation and amortization, as well as assets, such as property, plant and equipment, materials and supplies and fuel, were specifically identified by component operation and disaggregated. Various allocation methodologies were used to disaggregate revenues, common expenses, assets and liabilities between US Holdings' generation and delivery operations. Further, certain financial information was deemed to be not reasonably allocable because of the changed nature of Oncor's and TXU Energy's operations subsequent to the opening of the market to competition, as compared to US Holdings' previous operations. Such activities and related financial information consisted primarily of costs related to retail customer support activities, including billing and related bad debts expense, as well as regulated revenues associated with these costs. Financial information related to these activities was reported in Oncor's results of operations for the 2001 period. Interest and other financing costs were determined based upon debt allocated. Allocations reflected in the financial information for 2001 did not necessarily result in amounts reported in individual line items that are comparable to actual results in 2002 and 2003. Had the unbundled operations of US Holdings actually existed as separate entities in a deregulated environment, their results of operations could have differed materially from those included in the historical financial statements included herein.

      The accounting policies of the segments are the same as those described in the summary of significant accounting policies. US Holdings evaluates performance based on income from continuing operations before extraordinary items and cumulative effect of changes in accounting principles. US Holdings accounts for intersegment sales and transfers as if the sales or transfers were to third parties, that is, at current market prices.

      Certain of the business segments provide services or sell products to each other. Such sales are made at prices comparable with those received from nonaffiliated customers for similar products or services. No customer provided more than 10% of consolidated revenues.

      Effective with reporting for 2003, results for the Energy segment exclude expenses incurred by the US Holdings parent company in order to present the segment on the same basis as the results of the business are evaluated by management. Prior year amounts are presented on this revised basis.


                                               TXU
                                             Energy      Oncor       Other     Eliminations   Consolidated
                                             ------      -----       -----     ------------   ------------
    Operating Revenues
         2003..........................        7,995     2,087           --       (1,500)         8,582
         2002..........................        7,691     1,994           --       (1,592)         8,093
         2001..........................        7,404     2,314           --       (1,752)         7,966
    Regulated Revenues - Included in
      Operating Revenues
         2003..........................           --     2,087           --       (1,488)           599
         2002..........................           --     1,994           --       (1,582)           412
         2001..........................        7,044     2,314           --       (1,752)         7,606
    Affiliated Revenues - Included in
      Operating Revenues
         2003..........................           11     1,489           --       (1,500)            --
         2002..........................            6     1,586           --       (1,592)            --
         2001..........................           --     1,752           --       (1,752)            --
    Depreciation and Amortization -
    Including Goodwill Amortization
         2003..........................          409       297           --           --            706
         2002..........................          450       264           --           --            714
         2001..........................          409       239           --           --            648
    Equity in Earnings (Losses) of
      Subsidiaries -
      Unconsolidated Subsidiaries
         2003..........................           (1)       --           --           --             (1)
         2002..........................           (2)       --           --           --             (2)
         2001..........................           (4)       --           --           --             (4)
    Interest Income
         2003..........................            8        52           20          (61)            19
         2002..........................           10        49           44          (97)             6
         2001..........................           38        --           33          (32)            39
    Interest Expense and Related Charges
         2003..........................          323       300           43          (61)           605
         2002..........................          215       265           57          (97)           440
         2001..........................          224       267           14          (32)           473
    Income Tax Expense(Benefit)
         2003..........................          229       126           (9)          --            346
         2002..........................          117       117          (11)          --            223
         2001..........................          242       119           (2)          --            359
    Income from continuing operations
       before extraordinary loss and
       cumulative effect of changes
       in accounting principles
         2003..........................          493       258          (19)          --            732
         2002..........................          319       245          (20)          --            544
         2001..........................          577       228           (3)          --            802
    Investment in Equity Investees
         2003..........................            1        --           --           --              1
         2002..........................            3        --           --           --              3
         2001..........................            7        --           --           --              7
    Total Assets
         2003..........................       14,572     9,316          592         (987)        23,493*
         2002..........................       15,789     9,022          967         (901)        24,877*
         2001..........................       18,205    10,780           --       (6,899)        22,086*
    Capital Expenditures
         2003..........................          163       543           --           --            706
         2002..........................          284       513           --           --            797
         2001..........................          327       635           --           --            962

-------------------------------
    * Assets by segment exclude investments in affiliates.

18.   SUPPLEMENTARY FINANCIAL INFORMATION

      Regulated Versus Unregulated Operations --
                                                                         Year Ended December 31,
                                                                     2003       2002       2001
                                                                   -------    -------    -------
      Operating revenues
          Regulated............................................... $ 2,087    $ 1,994    $ 9,358
          Unregulated.............................................   7,995      7,691        360
          Intercompany sales eliminations - regulated.............  (1,488)    (1,582)    (1,752)
          Intercompany sales eliminations - unregulated...........     (12)       (10)        --
                                                                   -------    -------    -------
               Total operating revenues...........................   8,582      8,093      7,966
      Costs and operating expenses
          Cost of energy sold and delivery fees - regulated*......      --         --      3,013
          Cost of energy sold and delivery fees - unregulated*....   3,627      3,194         36
          Operating costs - regulated.............................     709        676      1,229
          Operating costs - unregulated...........................     689        698         34
          Depreciation and amortization, other than goodwill
           - regulated                                                 297        264        629
          Depreciation and amortization, other than goodwill
           - unregulated                                               409        450          4
          Selling, general and administrative expenses - regulated     207        213        483
          Selling, general and administrative expenses - unregulated   636        775        229
          Franchise and revenue-based taxes - regulated...........     250        272        441
          Franchise and revenue-based taxes - unregulated.........     125        138         --
          Goodwill amortization - regulated.......................      --         --         15
          Goodwill amortization - unregulated.....................      --         --         --
          Other income............................................     (52)       (38)       (11)
          Other deductions........................................      21        250        269
          Interest income.........................................     (19)        (6)       (39)
          Interest expense and other charges......................     605        440        473
                                                                   -------    -------    -------
               Total costs and expenses...........................   7,504      7,326      6,805
                                                                   -------    -------    -------
      Income from continuing operations before income taxes,
          extraordinary loss and cumulative effect of changes
          in accounting principles................................ $ 1,078    $   767    $ 1,161
                                                                   =======    =======    =======

      *Includes cost of fuel consumed of $1,465 million (unregulated) in 2003, $1,413 million (unregulated) in 2002 and $1,847 million (largely regulated) in 2001. The balance represents energy purchased for resale and delivery fees.

      The operations of the Energy segment are included above as unregulated, as the Texas market is now open to competition. However, retail pricing to residential customers in the historical service territory continues to be subject to certain price controls as discussed in Note 15.

        Other Income and Deductions --

                                                                       Year Ended December 31,
                                                                       -----------------------
                                                                     2003       2002       2001
                                                                   -------    -------    -------

      Other income
          Gain on sale of properties..........................     $    45    $    32    $     1
          Allowance for equity funds used during construction.           4          3          5
          Other...............................................           3          3          5
                                                                   -------    -------    -------
               Total other income.............................     $    52    $    38    $    11
                                                                   =======    =======    =======
      Other deductions
          Loss on sale of properties..........................     $    --    $     2    $     8
          Loss on retirement of debt..........................           3         --        149
          Regulatory asset write-offs.........................          --         --         95
          Asset impairment....................................           2        237         --
          Expenses related to impaired construction projects..           6          7          7
          Premium on redemption of preferred stock............           3         --         --
          Other...............................................           7          4         10
                                                                   -------    -------    -------
               Total other deductions.........................     $    21    $   250    $   269
                                                                   =======    =======    =======

      Credit Risk -- Credit risk relates to the risk of loss associated with non-performance by counterparties. US Holdings maintains credit risk policies with regard to its counterparties to minimize overall credit risk. These policies require an evaluation of a potential counterparty's financial condition, credit rating, and other quantitative and qualitative credit criteria and specify authorized risk mitigation tools, including but not limited to use of standardized agreements that allow for netting of positive and negative exposures associated with a single counterparty. US Holdings has standardized documented processes for monitoring and managing its credit exposure, including methodologies to analyze counterparties' financial strength, measurement of current and potential future credit exposures and standardized contract language that provides rights for netting and set-off. Credit enhancements such as parental guarantees, letters of credit, surety bonds and margin deposits are also utilized. Additionally, individual counterparties and credit portfolios are managed to preset limits and stress tested to assess potential credit exposure. This evaluation results in establishing credit limits or collateral requirements prior to entering into an agreement with a counterparty that creates credit exposure to US Holdings. Additionally, US Holdings has established controls to determine and monitor the appropriateness of these limits on an ongoing basis. Any prospective material adverse change in the payment history or financial condition of a counterparty or downgrade of its credit quality will result in the reassessment of the credit limit with that counterparty. This process can result in the subsequent reduction of the credit limit or a request for additional financial assurances.

      Credit Exposure -- US Holdings' gross exposure to credit risk as of December 31, 2003 was $2.2 billion, represents trade accounts receivable (net of allowance of uncollectible accounts receivable of $53 million), as well as commodity contract assets and other derivative assets that arise primarily from hedging activities.

      A large share of gross assets subject to credit risk represents accounts receivable from the retail sale of electricity and gas to residential and small business customers. The risk of material loss (after consideration of allowances) from non-performance by these customers is unlikely based upon historical experience. Allowances for uncollectible accounts receivable are established for the potential loss from non-payment by these customers based on historical experience and market or operational conditions. In addition, Oncor has exposure to credit risk as a result of non-performance by nonaffiliated REPs.

      Most of the remaining trade accounts receivable are with large business customers and hedging counterparties. These counterparties include major energy companies, financial institutions, gas and electric utilities, independent power producers, oil and gas producers and energy trading companies.

      The exposure to credit risk from these customers and counterparties, excluding credit collateral, as of December 31, 2003, is $1.1 billion net of standardized master netting contracts and agreements that provide the right of offset of positive and negative credit exposures with individual customers and counterparties. When considering collateral currently held by US Holdings (cash, letters of credit and other security interests), the net credit exposure is $965 million. Of this amount, approximately 86% of the associated exposure is with investment grade customers and counterparties, as determined using publicly available information including major rating agencies' published ratings and US Holdings' internal credit evaluation process. Those customers and counterparties without an S&P rating of at least BBB- or similar rating from another major rating agency are rated using internal credit methodologies and credit scoring models to estimate an S&P equivalent rating. US Holdings routinely monitors and manages its credit exposure to these customers and counterparties on this basis.

      US Holdings had no exposure to any one customer or counterparty greater than 10% of the net exposure of $965 million at December 31, 2003. Additionally, approximately 71% of the credit exposure, net of collateral held, has a maturity date of two years or less. US Holdings does not anticipate any material adverse effect on its financial position or results of operations as a result of non-performance by any customer or counterparty.

  Interest Expense and Related Charges --

                                                                            Year Ended December 31,
                                                                            -----------------------
                                                                         2003         2002         2001
                                                                         ----         ----         ----

Interest.......................................................        $  585        $  434      $  410
Interest on long-term debt held by subsidiary trusts...........            --             -          61
Amortization of debt discounts and issuance costs..............            31            17          21
Allowance for borrowed funds used during construction
   and capitalized interest....................................           (11)          (11)        (19)
                                                                       ------        ------      ------
           Total interest expense and related charges..........        $  605        $  440      $  473
                                                                       ======        ======      ======

      FIN 46 and SFAS 150 have affected the balance sheet presentation of mandatorily redeemable securities. However, there has been no effect on the presentation of related interest charges on the income statement.

      Regulatory Assets and Liabilities --

                                                                                                December 31,
                                                                                           -------------------
                                                                                            2003           2002
                                                                                            ----           ----
Regulatory Assets
Generation-related regulatory assets recoverable by securitization bonds............        $1,654       $1,652
Securities reacquisition costs......................................................           121          124
Recoverable deferred income taxes-- net.............................................            96           76
Other regulatory assets.............................................................            95           46
                                                                                            ------       ------
   Total regulatory assets..........................................................         1,966        1,898

Regulatory Liabilities
Liability related to excess mitigation credit.......................................            --          170
Investment tax credit and protected excess deferred taxes...........................            88           98
Over-collection of transition bond (securitization) revenues........................             6           --
                                                                                            ------       ------
   Total regulatory liabilities.....................................................            94          268
                                                                                            ------       ------

Net regulatory assets...............................................................        $1,872       $1,630
                                                                                            ======       ======

      Included in net regulatory assets are assets of $121 million at both December 31, 2003 and 2002 that are earning a return. The regulatory assets, other than those subject to securitization, have a remaining recovery period of 15 to 47 years.

      Included in other regulatory assets as of December 31, 2003 was $29 million related to nuclear decommissioning liabilities.

      Restricted Cash -- At December 31, 2003, the Oncor Electric Delivery Transition Bond Company LLC had $12 million of restricted cash, representing collections from customers that secure its securitization bonds, which may be used only to service its debt and pay its expenses and $12 million recorded in investments, that is restricted to be used for expenses not covered by customer collections. As of December 31, 2003, all of the restricted cash of $210 million from the net proceeds of Oncor's issuance of senior secured notes in December 2002 had been used to pay the interest and principal of Oncor's first mortgage bonds due March 1 and April 1, 2003. Other restricted cash in 2002 included $68 million as collateral for letters of credit issued.

      Affiliate Transactions -- The following represent significant affiliate transactions of US Holdings:

      Average daily short-term advances from affiliates during 2003 and 2002 were $699 million and $821 million, respectively, and interest expense incurred on the advances was $20 million and $23 million, respectively. The average interest rate was 2.79% and 2.63% for 2003 and 2002, respectively.

      TXU Business Services Company, a subsidiary of TXU Corp., charges US Holdings for certain financial, accounting, information technology, environmental, procurement and personnel services and other administrative services at cost. For 2003, 2002 and 2001, these costs totaled $331 million, $428 million and $435 million, respectively, and are included in selling, general and administrative expenses.

      US Holdings charges TXU Gas Company, a subsidiary of TXU Corp., for customer and administrative services. For 2003, 2002 and 2001 these charges totaled $56 million, $57 million and $43 million, respectively, and are largely reported as a reduction in operation and maintenance expenses.

      Accounts Receivable -- At December 31, 2003 and 2002, accounts receivable of $1.0 billion and $1.4 billion are stated net of allowance for uncollectible accounts of $53 million and $72 million, respectively. During 2003, bad debt expense was $119 million, account write-offs were $125 million and other activity decreased the allowance for uncollectible accounts by $13 million. During 2002, bad debt expense was $160 million, account write-offs were $101 million and other activity decreased the allowance for uncollectible accounts by $14 million. Allowances related to receivables sold are reported in current liabilities and totaled $40 million and $19 million at December 31, 2003 and 2002, respectively.

      Accounts receivable included $411 million and $505 million of unbilled revenues at December 31, 2003 and 2002, respectively.

     Commodity Contract Assets -- At December 31, 2003 and 2002, current and noncurrent commodity contract assets totaling $1.1 billion and $1.8 billion, respectively are stated net of applicable credit (collection) and performance reserves totaling $18 million and $43 million, respectively. Performance reserves are provided for direct, incremental costs to settle the contracts.

     Inventories by Major Category --

                                                                                            December 31,
                                                                                          -----------------
                                                                                           2003        2002
                                                                                           ----        ----
Materials and supplies......................................................               $254        $264
Fuel stock..................................................................                 79          70
Gas stored underground......................................................                 83          57
                                                                                           ----        ----
        Total inventories...................................................               $416        $391
                                                                                           ====        ====

     Inventories at December 31, 2003, reflect a $22 million reduction as a result of the rescission of EITF 98-10 as discussed in Note 2.

      Property, Plant and Equipment --

                                                                                               December 31,
                                                                                            ----------------
                                                                                            2003          2002
                                                                                            ----          ----
     In service
        Generation.............................................................             $15,900      $15,675
        Transmission...........................................................               2,349        2,176
        Distribution...........................................................               6,676        6,376
        Other assets...........................................................               1,195          894
                                                                                            -------      -------
           Total...............................................................              26,120       25,121
        Less accumulated depreciation..........................................               9,938        9,217
                                                                                            -------      -------
           Net of accumulated depreciation.....................................              16,182       15,904
     Construction work in progress.............................................                 379          373
     Nuclear fuel (net of accumulated amortization of: 2003-- $934 and 2002-- $847)             131          137
     Held for future use.......................................................                  22           22
                                                                                            -------      -------
           Net property, plant and equipment...................................             $16,714      $16,436
                                                                                            =======      =======

      As of December 31, 2003, substantially all of Oncor's electric utility property, plant and equipment (with a net book value of $6.3 billion) is pledged as collateral on Oncor's first mortgage bonds and senior secured notes.

      Supplemental Cash Flow Information --

                                                                                       Year Ended December 31,
                                                                                  ----------------------------
                                                                                  2003         2002         2001
                                                                                  ----         ----         ----

Cash payments (receipts):
   Interest....................................................                 $  523        $  401      $  482
   Income taxes................................................                 $  100        $  127      $  396
Non-cash investing and financing activities:
   Discount related to exchangeable subordinated preferred
   membership recorded interests recorded to paid-in-capital....                $   --        $  266      $    -

      See Note 2 for the affects of adopting SFAS 143, which were noncash in nature.

      See Note 8 for discussion for the exchange of TXU Energy subordinated notes for preferred membership interests, which was noncash in nature.

      Quarterly Information (unaudited) -- The results of operations by quarter are summarized below and reflect the discontinuance of the strategic retail services operations. In the opinion of US Holdings, all other adjustments (consisting of normal recurring accruals) necessary for a fair statement of such amounts have been made. Quarterly results are not necessarily indicative of a full year's operations because of seasonal and other factors.

                                                                                       Quarter Ended
                                                                                       -------------
                                                                       March 31    June 30     Sept. 30     Dec. 31
                                                                       --------    -------     --------     -------
2003:
Operating revenues ..............................................      $ 1,917     $ 2,152     $ 2,611      $ 1,902

Income from continuing operations before extraordinary loss and
  cumulative effect of changes in accounting principles..........      $    88     $   201     $   371      $    72
Income (loss) from discontinued operations, net of tax effect ...      $     1     $    --     $    --      $   (15)
Cumulative effect of changes in accounting principles, net of tax
  benefit .......................................................      $   (58)    $    --     $    --      $    --
Net income before preferred stock dividends .....................      $    31     $   201     $   371      $    57
Net income available for common stock ...........................      $    29     $   199     $   370      $    57

2002:
Operating revenues ..............................................     $  1,868    $  2,107    $  2,527     $  1,591
Income (loss) from continuing operations before extraordinary loss    $    256    $    259    $    335     $   (306)
Income (loss) from discontinued operations, net of tax effect ...     $     (3)   $    (15)   $    (15)    $    (16)
Extraordinary loss, net of tax effect............................     $     --    $      -    $      -     $   (134)
Net income (loss) before preferred stock dividends...............     $    253    $    244    $    320     $   (456)
Net income (loss) available for common stock ....................     $    251    $    241    $    318     $   (458)

      Included in fourth quarter 2002 results were a $237 million ($154 million after-tax) writedown of an investment in generation plant construction projects and a $185 million ($120 million after-tax) accrual for regulatory-related retail clawback, as discussed in Notes 1 and 15.

      Reconciliation of Previously Reported Quarterly Information -- The following table presents the changes to previously reported quarterly amounts to reflect discontinued operations (see Note 3). Net income was not affected by this change.

                                                                                Quarter Ended
                                                                --------------------------------------------
                                                                March 31     June 30     Sept. 30    Dec. 31
                                                                --------     -------     --------    -------

                                                                Increase (Decrease) from Previously Reported
2003:
Revenues-- from discontinued operations...................      $    (15)   $    (28)    $    (11)   $     --
Income from continuing operations and cumulative effect of
  changes in accounting principles........................      $     (1)   $     --     $     --    $     --
Income from discontinued operations, net of tax effect ...      $      1    $     --     $     --    $     --

2002:
Revenues-- from discontinued operations...................      $     (9)   $    (12)    $     (9)   $    (17)
Income from continuing operations before extraordinary loss     $      3    $     15     $     15    $     16
Loss from discontinued operations, net of tax effect .....      $     (3)   $    (15)    $    (15)   $    (16)


                   TXU US HOLDINGS COMPANY EXHIBITS FOR 2002 FORM 10-K

                                                                     APPENDIX B

                 Previously Filed*
                     With File            As
  Exhibits            Number           Exhibit
  --------            ------           -------

(2) Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession.

2(a)                 1-12833            2         --         Master Separation Agreement by and
                     Form 8-K                                among Oncor, TXU Generation
                     (filed January 16,                      Holdings Company LLC, TXU Merger Energy
                      2002)                                  Trading  Company LP, TXU SESCO Company,
                                                             TXU SESCO Energy Services Company,
                                                             TXU Energy Retail Company LP and
                                                             TXU US Holdings,dated as of December 14, 2001.

3(i)                 Articles of Incorporation.

3(a)                 1-11668            3(c)      --         Amended and Restated Articles of
                     Form 10-Q                               Incorporation of TXU US Holdings Company
                     (Quarter ended                          effective as of August 31, 2003
                     September 30, 2003)
                     (filed November 13, 2003)

3(ii)                By-laws

3(b)                 1-11668            3(b)      --         Restated By-laws of TXU US
                     Form 10-Q                               Holdings Company, January 1,2002.
                     (Quarter ended March
                     31, 2002) (filed May
                     15, 2002)

(4) Instruments Defining the Rights of Security Holders, Including Indentures.**

                     TXU US Holdings

4(a)                 33-55408           99(a)     --         Agreement, dated as of January 30, 1990,
                                                             between TXU US Holdings Company and
                                                             Tex-La Electric Cooperative of Texas, Inc.

4(b)                 0-11442            4(f)      --         Indenture (for Unsecured Subordinated Debt
                     Form 10-K (1995)                        Securities relating to Trust Securities),
                     (filed March 5,                         dated as of December 1, 1995, between TU Electric
                     1996)                                   and the Bank of New York, as trustee.

4(c)                 1-03591            4(v)      --         Officer's Certificate, dated as of January 30, 1997,
                     Form 10-K (1996)                        establishing the terms of the Floating Rate Junior
                     (filed March 13,                        Subordinated Debentures, Series D.
                     1997)

4(d)                 1-03591            4(z)      --         Officer's Certificate, dated as of January 30, 1997,
                     Form 10-K (1996)                        establishing the terms of the 8.175% Junior Subordinated
                     (filed March 13,                        Debentures, Series E.
                     1997)

4(e)                 0-11442            4(a)      --         Indenture (For Unsecured Debt Securities), dated as of
                     Form 10-Q                               August 1, 1997, between TXU US Holdings and The Bank of
                     (Quarter ended                          New York, Trustee.
                     Sept. 30, 1997)
                     (filed November 14,
                     1997)

                 Previously Filed*
                     With File            As
  Exhibits            Number           Exhibit
  --------            ------           -------
4(f)                 0-11442            4(b)      --         Officers' Certificate, dated  August 18, 1997, establishing
                     Form 10-Q                               terms of TXU US Holdings 7.17% Debentures due August 1, 2007.
                     (Quarter ended
                     Sept. 30, 1997)
                     (filed November 14,
                     1997)

                 Oncor Electric Delivery Company

4(g)                 2-90185             4(a)     --         Mortgage and Deed of Trust, dated as of December 1, 1983,
                     Form S-3 (files                         between Oncor and The Bank of New York, as Trustee.
                     March 27, 1984)

4(g)(1)                                           --         Supplemental Indentures to Mortgage and Deed of Trust:

                                                        Number                          Dated as of
                                                        ------                          -----------
                     2-90185                4(b)              First                           April 1, 1984
                     Form S-3 (filed
                     March 27, 1984)

                     33-24089               4(a)-1            Fifteenth                       July 1, 1987
                     Form S-3 (filed
                     August 30, 1988)

                     33-30141               4(a)-3            Twenty-second                   January 1, 1989
                     Form S-3 (filed
                     July 26, 1989)

                     33-35614               4(a)-3            Twenty-fifth                    December 1, 1989
                     Form, S-3 (filed
                     June 27, 1990)

                     33-39493               4(a)-2            Twenty-eighth                   October 1, 1990
                     Form S-3 (filed
                     March 29, 1991)

                     33-49710               4(a)-1            Thirty-fourth                   April 1, 1992
                     Form S-3 (filed
                     July 17, 1992)

                     33-57576               4(a)-3            Fortieth                        November 1, 1992
                     Form S-3 (filed
                     January 29, 1993)

                     33-60528               4(a)-1            Forty-second                    March 1, 1993
                     Form S-3 (filed
                     April 2, 1993)

                     33-64692               4(a)-2            Forty-fourth                    April 1, 1993
                     Form S-3 (filed
                     June 18, 1993)

                     33-68100               4(a)-1            Forty-sixth                     July 1, 1993
                     Form S-3
                     (Amendment No. 1)
                     (filed September 2,
                     1994)

                     33-68100               4(a)-3            Forty-seventh                   October 1, 1993
                     Form S-3
                     (Amendment No. 1)
                     (filed September 2,
                     1994)

                     1-12833                4(2)(1)           Sixty-third                     January 1, 2002
                     Form 10-K
                     (2001) (filed March
                     14, 2002)

                     1-12833                4                 Sixty-fourth                    May 1, 2002
                     Form 10-Q
                     (Quarter ended March
                     31, 2002) (filed May
                     15, 2002)

                     333-100240             4(f)(2)           Sixty-fifth                     December 1, 2002
                     Form S-4 (filed
                     January 6, 2003)


                                      B-2

               Previously Filed*
                     With File            As
  Exhibits            Number           Exhibit
  --------            ------           -------
4(h)                 333-100240             4(a)       --     Indenture and Deed of Trust, dated as May 1, 2002,
                     Form S-4                                 between Oncor and The Bank of New York, as of Trustee.
                     (filed October 2,
                     2002)

4(i)                 333-100240             4(c)       --     Form of Oncor Electric Delivery Company 6.375% Exchange
                     Form S-4                                 Senior Secured Notes due 2012.
                     (filed October 2,
                     2002)

4(j)                 333-100240             4(d)       --     Form of Oncor Electric Delivery Company 7% Exchange Senior
                     Form S-4                                 Secured Notes due 2032.
                     (filed October 2,
                     2002)

4(k)                 333-106894             4(d)       --     Form of Oncor Electric Delivery Company 6.375% Exchange
                     Form S-4                                 Senior Secured Notes due 2015.
                     (filed July 9, 2003)

4(l)                 333-106894             4(e)       --     Form of Oncor Electric Delivery Company 7.250% Exchange
                     Form S-4                                 Senior Secured Notes due 2033.
                     (filed July 9, 2003)

(10)                 Material Contracts.

                        Credit Agreements.

10(a)                1-12833                10(c)       --    $400,000,000 Three-Year Amended and Restated Revolving
                     Form 8-K/A                               Credit Agreement, dated as of April 22, 2003, among TXU US
                     (filed May 1, 2003)                      Holdings Company, as Borrower, TXU Corp., as Exiting
                                                              Borrower, certain bankslisted therein and Citibank, N.A.,
                                                              as Administrative Agent.

10(b)                1-12833                10(d)      --     Amendment No. 1, dated as of July 10, 2003 to the
                     Form 10-Q (Quarter                       $400,000,000 Three-Year Amended and Restated Revolving
                     ended September 30,                      Credit Agreement, dated as of April 22, 2003, among TXU US
                     2003) (filed                             Holdings, TXU Corp., certain banks listed therein and
                     November 12, 2003)                       Citibank, N.A., as Administrative Agent.

10(c)                1-12833                10(b)       --    364 Day Competitive Advance and Revolving Credit Facility
                     Form 10-Q                                Agreement, dated as of April 24, 2002 among TXU Energy,
                     (Quarter ended March                     Oncor and US Holdings, Chase Manhattan Bank of Texas,
                     31, 2002) (filed May                     National Association, as Administrative Agent, and certain
                     15, 2002)                                banks listed therein and The Chase Manhattan Bank, as
                                                              Competitive Advance Facility Agent.  (Expired April 23,
                                                              2003).

10(d)                1-12833                10(b)       --    $1,400,000,000 Five-Year Third Amended and Restated
                     Form 10-Q                                Competitive Advance and Revolving Credit Facility Agreement,
                     (Quarter ended                           dated as of July 31, 2002, among TXU US Holdings Company,
                     June 30, 2002)                           JPMorgan Chase Bank, as Administrative Agent and Competitive
                     (filed August 14,                        Advance Facility Agent, J.P. Morgan Securities, Inc., Bank
                     2002)                                    of America, N.A. and Citibank, N.A.

10(e)                1-12833                10(d)       --    Amendment, dated as of April 22, 2003, to $1,400,000,000
                     Form 8-K/A                               Five-Year Third Amended and Restated Competitive Advance and
                     (filed May 1, 2003)                      Revolving Credit Facility Agreement, dated as of July 31,
                                                              2002, among TXU US Holdings Company, certain banks listed
                                                              therein and JPMorgan Chase Bank, as Competitive Advance
                                                              Facility Agent, Administrative Agent and Fronting Bank.

10(f)                1-12833                10(e)      --     $450,000,000 Revolving Credit Agreement, dated as of April
                     Form 8-K/A (filed                        22, 2003, among Oncor, TXU Energy and certain banks listed
                     May 1, 2003)                             therein, and JPMorgan Chase Bank, as Administrative Agent.

                 Previously Filed*
                     With File            As
  Exhibits            Number           Exhibit
  --------            ------           -------


10(g)          1-12833                10(e)      --     Amendment No. 1, dated August 29, 2003, to the $450,000,000
               Form 10-Q (Quarter                       Revolving Credit Agreement, dated as of April 22, 2003,
               ended September 30,                      among TXU Energy, Oncor, certain banks listed therein and JP
               2003) (filed                             Morgan Chase Banks as Administrative Agent and Fronting Bank.
               November 12, 2003)

                        Other Material Contracts.

10(h)          333-100240             10(c)       --    Generation Interconnection Agreement, dated December 14,
               Form S-4                                 2001, between Oncor and TXU Generation Company LP.
               (filed October 2,
               2002)

10(i)          333-100240             10(d)       --    Generation Interconnection Agreement, dated December 14,
               Form S-4                                 2001, between Oncor and TXU Generation Company LP, for
               (filed October 2,                        itself and as Agent for TXU Big Brown Company LP, TXU
               2002)                                    Mountain Creek Company LP, TXU Handley Company LP, TXU
                                                        Tradinghouse Company LP and TXU DeCordova Company LP
                                                        (Interconnection Agreement).

10(j)          333-100240             10(e)       --    Amendment No. 1 to Interconnection Agreement, dated May 31,
               Form S-4                                 2002.
               (filed October 2,
               2002)

10(k)          333-100240             10(f)       --    Standard Form Agreement between Oncor and Competitive
               Form S-4                                 Retailer Regarding Terms and Conditions of Delivery of
               (filed October 2,                        Electric Power and Energy.
               2002)

10(l)          333-100240             10(c)       --    $150,000,000 Senior Secured Credit Agreement, dated December
               (Pre-Effective                           20, 2002, among Oncor and certain banks listed therein, and
               Amendment No. 1)                         Credit Suisse First Boston, as Administrative Agent.
               Form S-4 (filed
               January 6, 2003)

10(m)          1-12833                10(w)       --    Stipulation and Joint Application for Approval of Settlement
               Form 10-K (2002)                         as approved by the PUC in Docket Nos. 21527 and 24892.
               (filed March 12,
               2003)

(12)           Statement Regarding Computation of Ratios.

12                                                --    Computation of Ratio of Earnings to Fixed Charges, and Ratio
                                                        of Earnings to Combined Fixed Charges and Preference
                                                        Dividends.
(21)           Subsidiaries of the Registrant.

21                                                --    Subsidiaries of TXU US Holdings Company.

(23)           Consents of Experts and Counsel.

23                                                --    Consent of Deloitte & Touche LLP, Independent Auditors for
                                                        TXU US Holdings Company.




                 Previously Filed*
                     With File            As
  Exhibits            Number           Exhibit
  --------            ------           -------
(31)           Rule 13a - 14(a)/15d - 14(a) Certifications.

31(a)                                             --    Certification of C. John Wilder, principal executive officer of
                                                        TXU US Holdings Company, pursuant to Section 302 of the
                                                        Sarbanes-Oxley Act of 2002.

31(b)                                             --    Certification of H. Dan Farell, principal financial officer of TXU US Holdings Company, pursuant to Section 302 of the
                                                        Sarbanes-Oxley Act of 2002.

(32)           Section 1350 Certifications.

32(a)                                             --    Certification of C. John Wilder, principal executive officer of
                                                        TXU US Holdings Company, pursuant to Section 906 of the
                                                        Sarbanes-Oxley Act of 2002.

32(b)                                             --    Certification of H. Dan Farell, principal financial officer of TXU US Holdings Company, pursuant to Section 906 of the
                                                        Sarbanes-Oxley Act of 2002.


------------------------------------------
*        Incorporated herein by reference.

** Certain instruments defining the rights of holders of long-term debt of the registrant's subsidiaries included in the financial statements filed herewith have been omitted because the total amount of securities authorized thereunder does not exceed 10 percent of the total assets of the registrant and its subsidiaries on a consolidated basis. Registrant hereby agrees, upon request of the Securities and Exchange Commission, to furnish a copy of any such omitted instrument.