Form 10-Q
period 2004-03-31
TXU US HOLDINGS CO
filed 2004-05-14
CIK 710182

-------------------------------------------------------------------------------


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                            -------------------------

                                    FORM 10-Q

          ( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

                                    -- OR --

          ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                             -----------------------

                         Commission File Number 1-11668

                             TXU US Holdings Company


          Texas                                          75-1837355
(State of Incorporation)                   (I.R.S. Employer Identification No.)




1601 Bryan Street, Dallas TX, 75201-3411               (214) 812-4600
(Address of Principal Executive Offices)       (Registrant's Telephone Number)
 (Zip Code)
                             -----------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X    No
                                             ----     ----

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act). Yes    No X
                                               ---   ----
Common Stock outstanding at May 12, 2004: 2,062,768 Class A shares, without par value and 39,192,594 Class B shares, without par value.


TABLE OF CONTENTS
---------------------------------------------------------------------------------------------------------------

                                                                                                           PAGE
                                                                                                           -----

Glossary ..........................................................................................          ii


PART I. FINANCIAL INFORMATION


            Item 1.  Financial Statements

                      Condensed Statements of Consolidated Income and Comprehensive Income-
                      Three Months Ended March 31, 2004 and 2003...................................          1

                      Condensed Statements of Consolidated Cash Flows -
                      Three Months Ended March 31, 2004 and 2003...................................          2

                      Condensed Consolidated Balance Sheets -
                      March 31, 2004 and December 31, 2003.........................................          3

                      Notes to Condensed Financial Statements......................................          4

                      Independent Accountants' Report..............................................          20

             Item 2.  Management's Discussion and Analysis of Financial Condition
                      and Results of Operations....................................................          21

             Item 3.  Quantitative and Qualitative Disclosures About Market Risk...................          47

             Item 4.  Controls and Procedures......................................................          49

PART II. OTHER INFORMATION

             Item 6.  Exhibits and Reports on Form 8-K ............................................          50

SIGNATURE..........................................................................................          51


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

1999 Restructuring Legislation.................     Legislation that restructured the electric utility industry in Texas to provide for competition

2003 Form 10-K.................................     US Holdings' Annual Report on Form 10-K for the year ended
                                                    December 31, 2003

Bcf............................................     billion cubic feet

Commission.....................................     Public Utility Commission of Texas

EITF...........................................     Emerging Issues Task Force

EITF 02-3 .....................................     EITF Issue No. 02-3, "Issues Involved in Accounting for
                                                    Derivative Contracts Held for Trading Purposes and Contracts
                                                    Involved in Energy Trading and Risk Management Activities"

EITF 98-10 ....................................     EITF Issue No. 98-10, "Accounting for Contracts Involved in
                                                    Energy Trading and Risk Management Activities"

ERCOT..........................................     Electric Reliability Council of Texas, the Independent
                                                    System Operator and the regional reliability coordinator
                                                    of various electricity systems within Texas

FASB...........................................     Financial Accounting Standards Board, the designated
                                                    organization in the private sector for establishing
                                                    standards for financial accounting and reporting

FERC...........................................     Federal Energy Regulatory Commission

FIN............................................     Financial Accounting Standards Board Interpretation

FIN 46.........................................     FIN No. 46, "Consolidation of Variable Interest Entities -
                                                    An Interpretation of ARB No. 51"

FIN 46R........................................     FIN No. 46 (Revised 2003), "Consolidation of Variable
                                                    Interest Entities - An Interpretation of ARB 51"

Fitch..........................................     Fitch Ratings, Ltd.

GWh............................................     Gigawatt-hours

historical service territory...................     US Holdings' historical service territory, largely in north
                                                    Texas, at the time of entering competition on January 1, 2002

Moody's........................................     Moody's Investors Services, Inc.

MW.............................................     megawatts

NRC............................................     United States Nuclear Regulatory Commission

Oncor..........................................     refers to Oncor Electric Delivery Company, a subsidiary of
                                                    US Holdings, or Oncor and its consolidated bankruptcy remote financing subsidiary, TXU Electric Delivery Transition
                                                    Bond Company LLC (formerly Oncor Electric Delivery Transition
                                                    Bond Company LLC), depending on context

price-to-beat rate.............................     residential and small business customer electricity rates
                                                    established by the Commission in the restructuring of the
                                                    Texas market that are required to be charged in a REP's
                                                    historical service territories until January 1, 2005 or when
                                                    40% of the electricity consumed by such customer classes is supplied by competing REPs, adjusted periodically for
                                                    changes in fuel costs, and required to be available to those customers until January 1, 2007



REP............................................     retail electric provider

S&P............................................     Standard & Poor's, a division of The McGraw Hill Companies

Sarbanes-Oxley.................................     Sarbanes - Oxley Act of 2002

SEC............................................     United States Securities and Exchange Commission

SFAS...........................................     Statement of Financial Accounting Standards issued by the
                                                    FASB

SFAS 133.......................................     SFAS No. 133, "Accounting for Derivative Instruments and
                                                    Hedging Activities"

SFAS 140.......................................     SFAS No. 140, "Accounting for Transfers and Servicing of
                                                    Financial Assets and Extinguishments of Liabilities, a
                                                    replacement of FASB Statement 125"

SFAS 143.......................................     SFAS No. 143, "Accounting for Asset Retirement Obligations"

SFAS 150.......................................     SFAS No. 150, "Accounting for Certain Financial Instruments
                                                    with Characteristics of Both Liabilities and Equity"

SG&A...........................................     selling, general and administrative

TXU Business Services..........................     TXU Business Services Company, a subsidiary of TXU Corp.

TXU Corp.......................................     refers to TXU Corp., a holding company, and/or its
                                                    consolidated subsidiaries, depending on context

TXU Gas........................................     TXU Gas Company, a subsidiary of TXU Energy

TXU Energy.....................................     refers to TXU Energy Company LLC, a subsidiary of US
                                                    Holdings, and/or its consolidated subsidiaries, depending on context

TXU Mining.....................................     TXU Mining Company LP, a subsidiary of TXU Energy

TXU Portfolio Management.......................     TXU Portfolio Management Company LP, a subsidiary of TXU
                                                    Energy

US.............................................     United States of America

US GAAP........................................     accounting principles generally accepted in the US

US Holdings....................................     refers to TXU US Holdings Company, a subsidiary of TXU
                                                    Corp., and /or its consolidated subsidiaries, depending on context

                          PART I. FINANCIAL INFORMATION


Item 1.  FINANCIAL STATEMENTS

                             TXU US HOLDINGS COMPANY
                   CONDENSED STATEMENTS OF CONSOLIDATED INCOME
                                   (Unaudited)

                                                                                        Three Months Ended
                                                                                            March 31,
                                                                                      ---------------------
                                                                                         2004         2003
                                                                                        ------       ------
                                                                                      (millions of dollars)
Operating revenues............................................................           $2,135        $1,917

Costs and expenses:
   Cost of energy sold and delivery fees......................................             910           837
   Operating costs...........................................................              343           355
   Depreciation and amortization..............................................             185           182
   Selling, general and administrative expenses...............................             192           191
   Franchise and revenue-based taxes..........................................              85            93
   Other income...............................................................              (2)           (9)
   Other deductions...........................................................              19             1
   Interest income............................................................              (1)           (5)
   Interest expense and related charges.......................................             145           151
                                                                                         -----         -----
       Total costs and expenses...............................................           1,876         1,796
                                                                                         -----         -----

Income from continuing operations before income taxes and cumulative effect
    of changes in accounting principles.......................................             259           121

Income tax expense............................................................              81            33
                                                                                         -----         -----

Income from continuing operations before cumulative effect
   of changes in accounting principles........................................             178            88

Income (loss) from discontinued operations, net of tax effect (Note 3)........              (2)            1

Cumulative effect of changes in accounting principles, net of tax benefit
   (Note 2)...................................................................               -           (58)
                                                                                         -----         ------

Net income ...................................................................           $ 176         $  31

Preferred stock dividends ....................................................               -             2
                                                                                         -----         -----

Net income available for common stock.........................................           $ 176         $  29
                                                                                         -----         -----

            CONDENSED STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME
                                   (Unaudited)

                                                                                       Three Months Ended
                                                                                            March 31,
                                                                                      --------------------
                                                                                       2004           2003
                                                                                      ------         ------
                                                                                      (millions of dollars)
Net income ...................................................................         $  176       $  31
Other comprehensive income (loss), net of tax effects:

     Cash flow hedge activity-
        Net change in fair value of derivatives (net of tax benefit of
          $31 and $42)........................................................            (58)        (78)
        Amounts realized in earnings during the period (net of tax expense of
          $3 and $26) ........................................................              5          49
                                                                                       ------       -----
            Total.............................................................            (53)        (29)
                                                                                       -------      ------

Comprehensive income..........................................................         $  123       $   2
                                                                                       ======       =====

See Notes to Financial Statements.

                             TXU US HOLDINGS COMPANY
                 CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
                                   (Unaudited)

                                                                                             Three Months Ended
                                                                                                  March 31,
                                                                                             ------------------
                                                                                               2004      2003
                                                                                              ------    ------
                                                                                                (millions of
                                                                                                  dollars)
Cash flows - operating activities:
  Income from continuing operations before cumulative effect of
    changes in accounting principles..............................................              $  178      $ 88
  Adjustments to reconcile income from continuing operations before cumulative effect of changes in accounting principles to cash provided by operating activities:
     Depreciation and amortization ...............................................                 202       201
     Deferred income taxes and investment tax credits - net ......................                  63        50
     Net gain from sale of  assets................................................                   -        (6)
     Net effect of unrealized mark-to-market valuations of commodity contracts....                  18        17
     Increase (reduction) in regulatory liability.................................                   1       (42)
  Changes in operating assets and liabilities.....................................                 (26)     (134)
                                                                                                ------    ------
         Cash provided by operating activities....................................                 436       174
                                                                                                ------    ------

Cash flows - financing activities:
  Issuances of securities.........................................................                   -     1,294
  Retirements/repurchases of securities:
     Long-term debt...............................................................                  (8)     (294)
     Preferred stock of subsidiaries..............................................                   -        (4)
  Change in advances - affiliates.................................................                (622)      702
  Dividends paid to parent........................................................                (212)     (250)
  Change in notes payable - banks.................................................                 175    (1,304)
  Preferred stock dividends paid..................................................                   -        (2)
  Redemption deposits applied to debt retirements.................................                   -       138
  Debt premium, discount, financing and reacquisition expenses....................                  (2)      (32)
                                                                                                ------    ------
         Cash provided by (used in) financing activities..........................                (669)      248
                                                                                                ------    ------

Cash flows - investing activities:
  Capital expenditures............................................................                (146)     (182)
  Nuclear fuel....................................................................                 (47)        -
  Proceeds from sale of assets....................................................                   -        13
  Other...........................................................................                  11        13
                                                                                                ------    ------
         Cash used in investing activities........................................                (182)     (156)
                                                                                                ------    ------

Cash contributions to discontinued operations.....................................                  (1)        -
                                                                                                ------    ------

Net change in cash and cash equivalents...........................................                (416)      266

Cash and cash equivalents - beginning balance.....................................                 806     1,508
                                                                                                ------    ------

Cash and cash equivalents - ending balance........................................              $  390    $1,774
                                                                                                ======    ======

See Notes to Financial Statements.

                    TXU US HOLDINGS COMPANY AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                                            March 31,        December 31,
                                                                                              2004               2003
                                                                                            --------          ---------
                                                                                               (millions of dollars)
                                       ASSETS
Current assets:
   Cash and cash equivalents..................................................               $   390             $   806
   Restricted cash............................................................                     9                  12
   Advances to affiliates.....................................................                   143                   -
   Accounts receivable-- trade................................................                 1,044               1,001
   Inventories................................................................                   378                 416
   Commodity contract assets..................................................                 1,057                 959
   Other current assets.......................................................                   222                 258
                                                                                             -------             -------
        Total current assets..................................................                 3,243               3,452
Investments:
   Restricted cash............................................................                    10                  13
   Other investments..........................................................                   521                 510
Property, plant and equipment-- net...........................................                16,685              16,714
Goodwill......................................................................                   558                 558
Regulatory assets-- net.......................................................                 1,863               1,872
Commodity contract assets.....................................................                   134                 121
Cash flow hedges and other derivative assets..................................                    36                  88
Assets held for sale..........................................................                    12                  14
Other noncurrent assets.......................................................                   144                 151
                                                                                             -------             -------
           Total assets.......................................................               $23,206             $23,493
                                                                                             =======             =======
             LIABILITIES, PREFERRED INTERESTS AND SHAREHOLDERS' EQUITY
Current liabilities:
   Advances from affiliates...................................................               $     -             $   691
   Notes payable-- banks......................................................                   175                   -
   Long-term debt due currently...............................................                   261                 249
   Accounts payable-- trade...................................................                   932                 775
   Commodity contract liabilities.............................................                   997                 913
   Accrued taxes..............................................................                   344                 414
   Other current liabilities..................................................                   739                 786
                                                                                             -------             -------
        Total current liabilities.............................................                 3,448               3,828
Accumulated deferred income taxes.............................................                 3,385               3,403
Investment tax credits........................................................                   424                 428
Commodity contract liabilities................................................                   101                  59
Cash flow hedges and other derivative liabilities.............................                   194                 140
Other noncurrent liabilities and deferred credits.............................                 1,504               1,601
Long-term debt, less amounts due currently....................................                 7,206               7,217
Exchangeable preferred membership interests of TXU Energy, net of
  discount of $249 and $253...................................................                   501                 497
                                                                                             -------             -------
        Total liabilities.....................................................                16,763              17,173
Contingencies (Note 6)
Shareholders' equity and preferred interests (Note 5):
  Preferred stock - not subject to mandatory redemption (Note 5)..............                    38                  38
  Common stock without par value (Note 5):
     Class A - Authorized shares:  -- 9,000,000
       Outstanding shares:  -- 2,062,768......................................                   102                 102
     Class B - Authorized shares-- 171,000,000, Outstanding shares-- 39,192,594                1,949               1,949
  Retained earnings...........................................................                 4,542               4,366
  Accumulated other comprehensive loss........................................                  (188)               (135)
                                                                                             -------             -------
     Total common stock equity................................................                 6,405               6,282
                                                                                             -------             -------
       Total shareholders' equity and preferred interests.....................                 6,443               6,320
                                                                                             -------             -------
         Total liabilities, preferred interests and shareholders' equity......               $23,206             $23,493
                                                                                             =======             =======

  See Notes to Financial Statements.

                    TXU US HOLDINGS COMPANY AND SUBSIDIARIES
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

1.       SIGNIFICANT ACCOUNTING POLICIES AND BUSINESS

      Description of Business -- US Holdings engages in power production (electricity generation), retail and wholesale sales of electricity and natural gas, and the transmission and distribution of electricity. In the competitive energy operations, US Holdings engages in hedging and risk management activities. US Holdings is a holding company that conducts its principal operations through TXU Energy and Oncor. (See Note 7 for more information on business segments.) All the common stock of US Holdings is held by TXU Corp.

      Strategic Initiatives - As previously reported, on February 23, 2004, C. John Wilder was named president and chief executive of TXU Corp. Mr. Wilder was formerly executive vice president and chief financial officer of Entergy Corporation. Mr. Wilder has been reviewing the operations of TXU Corp. and has formulated certain strategic initiatives and continues to develop others.

      Areas to be reviewed include:

      o Performance in competitive markets, including profitability in new markets
      o  Cost structure, including organizational alignments and headcount
      o Management of natural gas price risk and cost effectiveness of the generation fleet
      o  Non-core business activities

      On April 26, 2004, TXU Corp. announced a series of transactions, as well as various performance improvement initiatives including:

      o TXU Energy agreed to sell the assets of TXU Fuel Company, the gas transportation subsidiary of TXU Energy, to Energy Transfer Partners, L.P. for $500 million in cash. As part of the transaction, TXU Energy will have an eight-year transportation agreement with the new owner to transport gas to TXU Energy's generation plants. The transaction is expected to close on June 1, 2004, subject to review under the Hart-Scott-Rodino Act.
      o On April 26, 2004, TXU Corp. purchased from the holders all $750 million outstanding principal amount of TXU Energy's Exchangeable Preferred Membership Interests. US Holdings' carrying amount of the security, which remains outstanding, is the $750 million principal amount less an approximate $249 million remaining unamortized discount.
      o US Holdings anticipates performance improvements as a result of various strategic initiatives, including reduced administrative support costs, increased base load (nuclear and coal-fired) generation plant output and improved operating results in markets outside the historical service territory. In the first quarter of 2004, TXU Energy recorded a $17 million ($11 million after-tax) charge, reported in other deductions, consisting of $16 million for accrued severance benefits and $1 million in asset writedowns related to these initiatives.

      The review of US Holdings' operations and formulation of strategic initiatives is ongoing. The phases of the plan expected to result in unusual charges are anticipated to be largely completed within one year. Upon completion of each phase of the plan that will affect it, US Holdings expects to fully describe the actions intended to improve the financial performance of its operations.

      Facility Closings -- On March 29, 2004, TXU Energy announced it will permanently retire eight gas-fired operating units due to electric industry market conditions in Texas. TXU Energy will also temporarily close four other gas-fired units and place them under evaluation for retirement. The 12 units represent a total of 1,471 MW, or more than 13 percent, of TXU Energy's gas-fired generation capacity in Texas. A majority of the 12 units were designated as "peaking units" and operated only during the summer for many years and have operated only sparingly during the last two years. Most of the units were built in the 1950s. TXU Energy also determined that it will close its Winfield North Monticello lignite mine in Texas later this year as it is no longer economical to operate. The mine closure will result in the need to purchase coal to fuel the adjacent generation facility. A total charge of $8 million ($5 million after-tax) was recorded in the first quarter for production employee severance costs and impairments related to the various facility closures.

      Discontinued Businesses - In December 2003, TXU Energy finalized a formal plan to sell its strategic retail services business, which is engaged principally in providing energy management services.

      The consolidated financial statements for all periods presented reflect the reclassification of the results of this business as discontinued operations.

      See Note 3 for more detailed information about discontinued operations.

      Basis of Presentation -- The condensed consolidated financial statements of US Holdings have been prepared in accordance with US GAAP and on the same basis as the audited financial statements included in its 2003 Form 10-K, except for the changes in estimates of depreciable lives of assets discussed below. In the opinion of management, all other adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results of operations and financial position have been included therein. All intercompany items and transactions have been eliminated in consolidation. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with US GAAP have been omitted pursuant to the rules and regulations of the SEC. Because the condensed consolidated interim financial statements do not include all of the information and footnotes required by US GAAP, they should be read in conjunction with the audited financial statements and related notes included in the 2003 Form 10-K. The results of operations for an interim period may not give a true indication of results for a full year.

      All dollar amounts in the financial statements and tables in the notes are stated in millions of dollars unless otherwise indicated.

      Depreciation of Energy Production Facilities -- Effective January 1, 2004, the estimates of the depreciable lives of lignite-fired generation facilities were extended an average of nine years to better reflect the useful lives of the assets, and depreciation rates for the Comanche Peak nuclear generating plant were decreased as a result of an increase in the estimated lives of boiler and turbine generator components of the plant by an average of five years. The net impact of these changes was a reduction in depreciation expense of $12 million ($8 million after-tax) in the three months ended March 31, 2004.

      Effective April 1, 2003, the estimates of the depreciable lives of the Comanche Peak nuclear generating plant and several gas generation plants were extended to better reflect the useful lives of the assets. At the same time, depreciation rates were increased on lignite and gas generation facilities to reflect additional investments in equipment. The net impact of these changes was an additional reduction in depreciation expense of $12 million ($8 million after-tax) in the three months ended March 31, 2004.

      Changes in Accounting Standards -- FIN 46R was issued in December 2003 and replaced FIN 46, which was issued in January 2003. FIN 46R expands and clarifies the guidance originally contained in FIN 46, regarding consolidation of variable interest entities. FIN 46R did not impact results of operations or financial position for the first quarter of 2004.

       The Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Medicare Act) was enacted in December 2003. FASB Staff Position 106-1, issued in January 2004, allowed for, but did not require, deferral of the accounting for the effects of the Medicare Act. TXU Corp. elected not to defer accounting for the federal subsidy under the Medicare Act and recognized a $1.9 million net reduction in postretirement benefit expense in the 2003 financial statements. For the three months ended March 31, 2004, the effect of adoption of the Medicare Act was a reduction of approximately $6 million in US Holding's allocated postretirement benefit costs.

2.    CUMULATIVE EFFECT OF CHANGES IN ACCOUNTING PRINCIPLES

      The following summarizes the effect on results for 2003 of changes in accounting principles effective January 1, 2003:

     Charge from rescission of EITF 98-10, net of tax effect of $34 million....   $(63)
     Credit from adoption of SFAS 143, net of tax effect of $3 million.........      5
                                                                                  ----
          Total net charge.....................................................   $(58)
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

      The following table summarizes the impact as of January 1, 2003 of adopting SFAS 143:

     Increase in property, plant and equipment - net...................  $488
     Increase in other noncurrent liabilities and deferred credits.....  (528)
     Increase in accumulated deferred income taxes.....................    (3)
     Increase in regulatory assets - net...............................    48
                                                                         ----
     Cumulative effect of change in accounting principles..............  $  5
                                                                         ====

      The asset retirement liability at March 31, 2004 was $605 million, comprised of a $599 million liability as of December 31, 2003, $10 million of accretion during the three months ended March 31, 2004, reduced by $4 million in reclamation payments.

      With respect to nuclear decommissioning costs, for US Holdings the adoption of SFAS 143 results in timing differences in the recognition of asset retirement costs that are being recovered through the regulatory process.

3.    DISCONTINUED OPERATIONS

      In December 2003, TXU Energy finalized a formal plan to sell its strategic retail services business. TXU Energy is in the process of negotiating sales of these operations to various parties.

      The following summarizes the historical consolidated financial information of the strategic retail services business reported as discontinued operations:

                                                                                  Three Months Ended March 31,
                                                                                  ----------------------------
                                                                                       2004           2003
                                                                                      ------         ------
                                                                                      (millions of dollars)

Operating revenues...........................................................         $     5        $   15
Operating costs and expenses.................................................               5            14
Other deductions (income) - net..............................................              (1)            -
                                                                                      --------       ------
Income before income taxes...................................................               1             1
Income tax expense...........................................................               1             -
Charge related to exit (after-tax)...........................................               2             -
                                                                                      -------        ------
     Income (loss) from discontinued operations..............................         $    (2)       $    1
                                                                                       -------        -----

      Balance sheet - The following details the assets held for sale at March 31, 2004:


Current assets........................................      $     3
Investments...........................................            6
Property, plant and equipment.........................            3
                                                            -------
    Assets held for sale..............................      $    12
                                                            =======

4.    FINANCING ARRANGEMENTS

      Short-term Borrowings -- At March 31, 2004, US Holdings had outstanding short-term borrowings consisting of bank borrowings of $175 million at a weighted average interest rate of 2.67%. At December 31, 2003, US Holdings had outstanding short-term advances from affiliates of $691 million at a weighted average interest rate of 2.92%.

      Credit Facilities -- At March 31, 2004, credit facilities available to TXU Corp. and its US subsidiaries were as follows:

                                                                                  At March 31, 2004
                                                                     ----------------------------------------------
                                     Expiration     Authorized       Facility Letters of     Cash
            Facility                    Date         Borrowers        Limit     Credit    Borrowings   Availability
-----------------------------      -------------  -------------      -------  ----------  ----------   ------------
Five-Year Revolving Credit
 Facility                          February 2005  US Holdings         $ 1,400    $   --     $   --       $1,400
Revolving Credit Facility          February 2005  TXU Energy, Oncor       450        --         75          375
Three-Year Revolving Credit
 Facility                          May 2005       US Holdings             400        --        100          300
Five-Year Revolving Credit
 Facility                          August 2008    TXU Corp.               500       462         --           38
                                                                      -------    ------     ------       ------
      Total                                                           $ 2,750    $  462     $  175       $2,113
                                                                      =======    ======     ======       ======

      TXU Corp.'s $500 million 5-year revolving credit facility provides for up to $500 million in letters of credit or up to $250 million of loans ($500 million in the aggregate). To the extent capacity is available under this facility, it may be made available to US Holdings, TXU Energy or Oncor for borrowings, letters of credit or other purposes.

      The US Holdings, TXU Energy and Oncor facilities provide back-up for any future issuance of commercial paper by TXU Energy or Oncor. At March 31, 2004, there was no such outstanding commercial paper.

      On April 26, 2004, a new $1.0 billion, 364-day facility was established for TXU Energy. Borrowings of $785 million under this new facility were advanced to affiliates. Amounts borrowed and repaid under the facility may not be re-borrowed.

      In April 2004, the $175 million borrowings under the Revolving Credit Facility and the Three Year Revolving Credit Facility were repaid with proceeds from TXU Corp.'s sale of its telecommunications business.

      Sale of Receivables -- TXU Corp. has established an accounts receivable securitization program. The activity under this program is accounted for as a sale of accounts receivable in accordance with SFAS 140. Under the program, US subsidiaries of TXU Corp. (originators) sell trade accounts receivable to TXU Receivables Company, a consolidated wholly-owned bankruptcy remote direct subsidiary of TXU Corp., which sells undivided interests in the purchased accounts receivable for cash to special purpose entities established by financial institutions (the funding entities). As of March 31, 2004, the maximum amount of undivided interests that could be sold by TXU Receivables Company was $600 million.

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

      The discount from face amount on the purchase of receivables principally funds program fees paid by TXU Receivables Company to the funding entities, as well as a servicing fee paid by TXU Receivables Company to TXU Business Services Company, a direct subsidiary of TXU Corp. The program fees (losses on sale), which consist primarily of interest costs on the underlying financing, were approximately $3 million for each of the three-month periods ending March 31, 2004 and 2003 and approximated 2.1% and 3.6% for the first quarter of 2004 and 2003, respectively, of the average funding under the program on an annualized basis; these fees represent the net incremental costs of the program to US Holdings and are reported in SG&A expenses. The servicing fee, which totaled approximately $1 million for the first quarters of 2004 and 2003, compensates TXU Business Services Company for its services as collection agent, including maintaining the detailed accounts receivable collection records.

      The March 31, 2004 balance sheet reflects $915 million face amount of trade accounts receivable of TXU Energy and Oncor, reduced by $497 million of undivided interests sold by TXU Receivables Company. Funding under the program decreased $50 million for the three months ended March 31, 2004, primarily due to the effect of seasonal fluctuations. Funding under the program for the three months ended March 31, 2003 decreased $144 million. Funding increases or decreases under the program are reflected as operating cash flow activity in the statement of cash flows. The carrying amount of the retained interests in the accounts receivable approximated fair value due to the short-term nature of the collection period.

      Activities of TXU Receivables Company related to US Holdings for the three months ended March 31, 2004 and 2003 were as follows:

                                                                                  Three Months Ended March 31,
                                                                                  ----------------------------
                                                                                       2004           2003
                                                                                      ------         ------
                                                                                      (millions of dollars)
Cash collections on accounts receivable......................................         $ 1,683        $1,616
Face amount of new receivables purchased.....................................          (1,584)       (1,276)
Discount from face amount of purchased receivables...........................               4             4
Program fees paid............................................................              (3)           (3)
Servicing fees paid..........................................................              (1)           (1)
Increase (decrease) in subordinated notes payable............................             (49)         (196)
                                                                                      --------       -------
     US Holdings' operating cash flows (provided) used under the program.....         $    50        $  144
                                                                                       ======         =====

      Upon termination of the program, cash flows to US Holdings would be delayed as collections of sold receivables would be used by TXU Receivables Company to repurchase the undivided interests sold instead of purchasing new receivables. The level of cash flows would normalize in approximately 16 to 31 days.

      Contingencies Related to Sale of Receivables Program -- Although TXU Receivables Company expects to be able to pay its subordinated notes from the collections of purchased receivables, these notes are subordinated to the undivided interests of the funding entities in those receivables, and collections might not be sufficient to pay the subordinated notes. The program may be terminated if either of the following events occurs:

      1) all of the originators cease to maintain their required fixed charge coverage ratio and debt to capital (leverage) ratio;
      2) the delinquency ratio (delinquent for 31 days) for the sold receivables, the default ratio (delinquent for 91 days or deemed uncollectible), the dilution ratio (reductions for discounts, disputes and other allowances) or the days collection outstanding ratio exceed stated thresholds and the funding entities do not waive such event of termination. The thresholds apply to the entire portfolio of sold receivables, not separately to the receivables of each originator.

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

      Long-Term Debt -- At March 31, 2004 and December 31, 2003, the long-term debt of US Holdings and its consolidated subsidiaries consisted of the following:

                                                                                        March 31,   December 31,
                                                                                           2004         2003
                                                                                        --------    ------------
  TXU Energy
  ----------
  Pollution Control Revenue Bonds:
    Brazos River Authority:
    3.000% Fixed Series 1994A due May 1, 2029, remarketing date May 1, 2005(a).......    $    39       $    39
    5.400% Fixed Series 1994B due May 1, 2029, remarketing date May 1, 2006(a).......         39            39
    5.400% Fixed Series 1995A due April 1, 2030, remarketing date May 1, 2006(a).....         50            50
    5.050% Fixed Series 1995B due June 1, 2030, remarketing date June 19, 2006(a)....        118           118
    7.700% Fixed Series 1999A due April 1, 2033......................................        111           111
    6.750% Fixed Series 1999B due September 1, 2034, remarketing date April 1,
    2013(a)..........................................................................         16            16
    7.700% Fixed Series 1999C due March 1, 2032......................................         50            50
    4.950% Fixed Series 2001A due October 1, 2030, remarketing date April 1, 2004(a).        121           121
    4.750% Fixed Series 2001B due May 1, 2029, remarketing date November 1, 2006(a)..         19            19
    5.750% Fixed Series 2001C due May 1, 2036, remarketing date November 1, 2011(a)..        274           274
    1.100% Floating Series 2001D due May 1, 2033.....................................        271           271
    1.110% Floating Taxable Series 2001I due December 1, 2036(b).....................         63            63
    1.120% Floating Series 2002A due May 1, 2037(b)..................................         61            61
    6.750% Fixed Series 2003A due April 1, 2038, remarketing date April 1, 2013(a)...         44            44
    6.300% Fixed Series 2003B due July 1, 2032.......................................         39            39
    6.750% Fixed Series 2003C due October 1, 2038....................................         72            72
    5.400% Fixed Series 2003D due October 1, 2029, remarketing date October 1,
    2014(a)..........................................................................         31            31

    Sabine River Authority of Texas:
    6.450% Fixed Series 2000A due June 1, 2021.......................................         51            51
    5.500% Fixed Series 2001A due May 1, 2022, remarketing date November 1, 2011(a)..         91            91
    5.750% Fixed Series 2001B due May 1, 2030, remarketing date November 1, 2011(a)..        107           107
    5.800% Fixed Series 2003A due July 1, 2022.......................................         12            12
    6.150% Fixed Series 2003B due August 1, 2022.....................................         45            45

    Trinity River Authority of Texas:
    6.250% Fixed Series 2000A due May 1, 2028........................................         14            14
    5.000% Fixed Series 2001A due May 1, 2027, remarketing date November 1, 2006(a)..         37            37

    Other:
    6.875% Fixed Senior Notes - TXU Mining due August 1, 2005........................         30            30
    6.125% Fixed Senior Notes due March 15, 2008.....................................        250           250
    7.000% Fixed Senior Notes due March 15, 2013(c)..................................      1,000         1,000
    Capital lease obligations........................................................         12            13
    Other............................................................................          2             8
    Fair value adjustments related to interest rate swaps............................         22            11
    Unamortized discount.............................................................         --            (2)
                                                                                         -------        ------
        Total TXU Energy ............................................................      3,091         3,085
Oncor
-----
    8.250% Fixed First Mortgage Bonds due April 1, 2004..............................        100           100
    6.250% Fixed First Mortgage Bonds due October 1, 2004............................        121           121
    6.750% Fixed First Mortgage Bonds due July 1, 2005...............................         92            92
    7.625% Fixed First Mortgage Bonds due July 1, 2025...............................        215           215
    7.375% Fixed First Mortgage Bonds due October 1, 2025............................        178           178
    6.375% Fixed Senior Secured Notes due May 1, 2012................................        700           700
    7.000% Fixed Senior Secured Notes due May 1, 2032................................        500           500
    6.375% Fixed Senior Secured Notes due January 15, 2015...........................        500           500
    7.250% Fixed Senior Secured Notes due January 15, 2033...........................        350           350
    5.000% Fixed Debentures due September 1, 2007....................................        200           200
    7.000% Fixed Debentures due September 1, 2022....................................        800           800
    Unamortized discount.............................................................        (26)          (30)

                                                                                        March 31,   December 31,
                                                                                           2004         2003
                                                                                        --------    ------------
TXU Electric Delivery Transition Bond Company LLC (e)
------------------------------------------------------
    2.260% Fixed Series 2003 Bonds due in bi-annual installments through
      February 15, 2007..............................................................          95          103
    4.030% Fixed Series 2003 Bonds due in bi-annual installments through
      February 15, 2010..............................................................         122          122
    4.950% Fixed Series 2003 Bonds due in bi-annual installments through
      February 15, 2013..............................................................         130          130
    5.420% Fixed Series 2003 Bonds due in bi-annual installments through
      August 15, 2015................................................................         145          145
                                                                                          -------      -------
       Total Oncor..................................................................        4,222        4,226

US Holdings
-----------
    7.170% Fixed Senior Debentures due August 1, 2007................................          10           10
    9.580% Fixed Notes due in bi-annual installments through December 4, 2019........          70           70
    8.254% Fixed Notes due in quarterly installments through December 31, 2021.......          65           66
    1.910% Floating Rate Junior Subordinated Debentures, Series D due January 30,
    2037(d)..........................................................................           1            1
    8.175% Fixed Junior Subordinated Debentures, Series E due January 30, 2037.......           8            8
                                                                                          -------      -------
        Total US Holdings ...........................................................         154          155

Total US Holdings consolidated......................................................        7,467        7,466

Less amount due currently...........................................................          261          249
                                                                                          -------      -------

Total long-term debt................................................................      $ 7,206      $ 7,217
                                                                                          =======      =======

-----------------

   (a) These series are in the multiannual mode and are subject to mandatory tender prior to maturity on the mandatory remarketing date. On such date, the interest rate and interest rate period will be reset for the bonds.
   (b) Interest rates in effect at March 31, 2004. These series are in a flexible or weekly rate mode and are classified as long-term as they are supported by long-term irrevocable letters of credit. Series in the flexible mode will be remarketed for periods of less than 270 days.
   (c) Interest rates swapped to floating on $100 million principal amount.
   (d) Interest rates in effect at March 31, 2004.
   (e) These bonds are nonrecourse to Oncor.

      In April 2004, the Brazos River Authority Series 2001A pollution control revenue bonds (aggregate principal amount of $121 million) were repurchased upon mandatory tender and will be remarketed.

      Fair Value Hedges -- In March 2004, fixed-to-variable interest rate swaps related to $400 million of debt were settled for a gain of $18 million ($12 million in cash received as of March 31, 2004). The gain will be amortized to offset interest expense over the remaining life of the debt.

      Transactions in April 2004 included settlement of fixed-to-variable interest rate swaps related to $100 million of debt for a gain of $3.5 million, which will be amortized over the remaining life of the debt, and the effective conversion of $750 million of fixed rate debt to variable rates through swaps expiring through 2013.

      Exchangeable Preferred Membership Interests of TXU Energy -- In July 2003, TXU Energy exercised its right to exchange its $750 million 9% Exchangeable Subordinated Notes issued in November 2002 and due November 2012 for exchangeable preferred membership interests with identical economic and other terms. The preferred membership interests bear distributions at the annual rate of 9% and permit the deferral of such distributions. The preferred membership interests may be exchanged at the option of the holders, subject to certain restrictions, at any time for up to approximately 57 million shares of TXU Corp. common stock at an exchange price of $13.1242 per share. The number of shares of TXU Corp. common stock that may be issuable upon the exercise of the exchange right is determined by dividing the aggregate liquidation value of preferred membership interests to be exchanged by the exchange price. The exchange price and the number of shares to be issued are subject to anti-dilution adjustments. At issuance of the notes that were exchanged for the preferred membership interests, TXU Energy recognized a capital contribution from TXU Corp. and a corresponding discount on the securities of $266 million, which represented the value of the exchange right as TXU Corp. granted an irrevocable right to exchange the securities for TXU Corp. common stock. This discount is being amortized to interest expense and related charges over the term of the securities. As a result, the effective distribution rate on the preferred membership interests is 16.2%. On April 26, 2004, TXU Corp. repurchased these securities as discussed in Note 1 to Financial Statements.

5.    SHAREHOLDERS' EQUITY

      At March 31, 2004, US Holdings had 379,000 shares of cumulative, preferred stock without par value outstanding with dividend rates ranging from $4.00 to $5.08 per share. The preferred stock can be redeemed at prices ranging from $101.70 per share to $112.00 per share. The preferred stock is not mandatorily redeemable.

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

      Certain debt instruments and preferred securities of US Holdings contain provisions that restrict payment of dividends during any interest or distribution payment deferral period or while any payment default exists. An Oncor mortgage restricts the payment of dividends to the amount of Oncor's retained earnings. At March 31, 2004, US Holdings was in compliance with these provisions.

      US Holdings declared a cash dividend of $212 million to TXU Corp. in November 2003 which was paid in January 2004. On February 23, 2004, US Holdings declared a dividend of $212.5 million payable to TXU Corp. on April 1, 2004.

6.    CONTINGENCIES

      Request from CFTC - In October 2003, TXU Corp. received an informal request for information from the US Commodity Futures Trading Commission (CFTC) seeking voluntary production of information concerning disclosure of price and volume information furnished by TXU Portfolio Management to energy industry publications. The request seeks information for the period from January 1, 1999 to October 2003. TXU Corp. has cooperated with the CFTC, and is in the process of completing its response to such information request. TXU Corp. believes that TXU Portfolio Management has not engaged in any reporting of price or volume information that would in any way justify any action by the CFTC.

      In a similar, but unrelated matter, on April 13, 2004, the CFTC issued a subpoena requiring TXU Corp. to produce information about storage of natural gas, including TXU Corp.'s weekly and monthly storage report submissions to the Energy Information Administration. This request seeks information for the period of October 31, 2003 through January 2, 2004. TXU Corp. intends to cooperate with the CFTC, and believes that TXU Gas and TXU Fuel Company have not engaged in any activity that would justify action by the CFTC.

      Guarantees -- US Holdings has entered into contracts that contain guarantees to outside parties that could require performance or payment under certain conditions. These guarantees have been grouped based on similar characteristics and are described in detail below.

      Project development guarantees -- In 1990, US Holdings repurchased an electric co-op's minority ownership interest in the Comanche Peak nuclear generation plant and assumed the co-op's indebtedness to the US government for the facilities. US Holdings is making principal and interest payments to the co-op in an amount sufficient for the co-op to make payments on its indebtedness. US Holdings guaranteed the co-op's payments, and in the event that the co-op fails to make its payments on the indebtedness, the US government would assume the co-op's rights under the agreement, and such payments would then be owed directly by US Holdings. At March 31, 2004, the balance of the indebtedness was $136 million with maturities of principal and interest extending to December 2021. The indebtedness is secured by a lien on the purchased facilities.

      Residual value guarantees in operating leases -- US Holdings is the lessee under various operating leases, entered into prior to January 1, 2003 that obligate it to guarantee the residual values of the leased facilities. At March 31, 2004, the aggregate maximum amount of residual values guaranteed was approximately $257 million with an estimated residual recovery of approximately $155 million. The average life of the lease portfolio is approximately eight years.

      Debt obligations of the parent-- TXU Energy has provided a guarantee of the obligations under TXU Corp.'s finance lease (approximately $125 million at March 31, 2004) for its headquarters building.

      Shared saving guarantees -- As part of the operations of the strategic retail services business, that TXU Energy intends to sell (see Note 3), TXU Energy has guaranteed that certain customers will realize specified annual savings resulting from energy management services it has provided. In aggregate, the average annual savings have exceeded the annual savings guaranteed. The maximum potential annual payout is approximately $8 million and the maximum total potential payout is approximately $56 million. No guarantees were issued during the three months ended March 31, 2004 that required recording a liability. The fair value of guarantees recorded as of March 31, 2004 was $1.8 million with a maximum potential payout of $42 million. The average remaining life of the portfolio is approximately nine years. These guarantees will be transferred or eliminated as part of expected transactions for the sale of the strategic retail services business.

      Letters of credit -- TXU Energy has entered into various agreements that require letters of credit for financial assurance purposes. Approximately $403 million of letters of credit were outstanding at March 31, 2004 to support existing floating rate pollution control revenue bond debt of approximately $395 million. The letters of credit are available to fund the payment of such debt obligations. These letters of credit have expiration dates through 2008.

      US Holdings has outstanding letters of credit in the amount of $12 million for miscellaneous credit support requirements. Although the average life of the letters of credit is for approximately one year, the obligation to provide guarantees is ongoing.

      TXU Energy has outstanding letters of credit in the amount of $33 million to support hedging and risk management margin requirements in the normal course of business. As of March 31, 2004, approximately 82% of the obligations supported by these letters of credit mature within one year, and substantially all of the remainder mature in the next six years.

      Surety bonds -- US Holdings has outstanding surety bonds of approximately $52 million to support performance under various subsidiary contracts and legal obligations in the normal course of business. The term of the surety bond obligations is approximately one year.

      Other -- US Holdings has entered into contracts with public agencies to purchase cooling water for use in the generation of electric energy and has agreed, in effect, to guarantee the principal, $12 million at March 31, 2004, and interest on bonds issued by the agencies to finance the reservoirs from which the water is supplied. The bonds mature at various dates through 2011 and have interest rates ranging from 5.50% to 7%. US Holdings is required to make periodic payments equal to such principal and interest, including amounts assumed by a third party and reimbursed to US Holdings. In addition, US Holdings is obligated to pay certain variable costs of operating and maintaining the reservoirs. US Holdings has assigned to a municipality all its contract rights and obligations in connection with $8 million remaining principal amount of bonds at March 31, 2004, issued for similar purposes, which had previously been guaranteed by US Holdings. US Holdings is, however, contingently liable in the event of default by the municipality.

      Legal Proceedings - On July 7, 2003, a lawsuit was filed by Texas Commercial Energy (TCE) in the United States District Court for the Southern District of Texas, Corpus Christi Division, against TXU Energy and certain of its subsidiaries, as well as various other wholesale market participants doing business in ERCOT, claiming generally that defendants engaged in market manipulation, in violation of antitrust and other laws, primarily during the period of extreme weather conditions in late February 2003. An amended complaint was filed in February 2004 that joined additional, unaffiliated defendants. Three retail electric providers have filed motions for leave to intervene in the action alleging claims substantially identical to TCE's. In addition, approximately 25 purported former customers of TCE have filed a motion to intervene in the action alleging claims substantially identical to TCE's, both on their own behalf and on behalf of a putative class of all former customers of TCE. A hearing on these motions is scheduled for May 20, 2004. US Holdings believes that it has not committed any violation of the antitrust laws and the Commission's investigation of the market conditions in late February 2003 has not resulted in any findings adverse to TXU Energy. Accordingly, US Holdings believes that TCE's and the interveners' claims against TXU Energy and its subsidiary companies are without merit and TXU Energy and its subsidiaries intend to vigorously defend the lawsuit. US Holdings is unable to estimate any possible loss or predict the outcome of this action.

      On April 28, 2003, a lawsuit was filed by a former employee of TXU Portfolio Management in the United States District Court for the Northern District of Texas, Dallas Division, against TXU Corp., TXU Energy and TXU Portfolio Management. Plaintiff asserts claims under Section 806 of Sarbanes-Oxley arising from plaintiff's employment termination and claims for breach of contract relating to payment of certain bonuses. Plaintiff seeks back pay, payment of bonuses and alternatively, reinstatement or future compensation, including bonuses. TXU Corp. believes the plaintiff's claims are without merit. The plaintiff was terminated as the result of a reduction in force, not as a reaction to any concerns the plaintiff had expressed, and plaintiff was not in a position with TXU Portfolio Management such that he had knowledge or information that would qualify the plaintiff to evaluate TXU Corp.'s financial statements or assess the adequacy of TXU Corp.'s financial disclosures. Thus, TXU Corp. does not believe that there is any merit to the plaintiff's claims under Sarbanes-Oxley. Accordingly, TXU Corp., TXU Energy and TXU Portfolio Management intend to vigorously defend the litigation. While TXU Corp., TXU Energy and TXU Portfolio Management dispute the plaintiff's claims, they are unable to predict the outcome of this litigation or the possible loss in the event of an adverse judgment.

      On March 10, 2003, a lawsuit was filed by Kimberly P. Killebrew in the United States District Court for the Eastern District of Texas, Lufkin Division, against TXU Corp. and TXU Portfolio Management, asserting generally that defendants engaged in manipulation of the wholesale electric market, in violation of antitrust and other laws. This case was transferred to the Beaumont Division of the Eastern District of Texas and subsequently transferred on March 24, 2004 to the Northern District of Texas, Dallas Division. This action is brought by an individual, alleged to be a retail consumer of electricity, on behalf of herself and as a proposed representative of a putative class of retail purchasers of electricity that are similarly situated. On September 15, 2003, defendants filed a motion to dismiss the lawsuit which is pending before the court. TXU Corp. believes that the plaintiff lacks standing to assert any antitrust claims against TXU Corp. or TXU Portfolio Management, and that defendants have not violated antitrust laws or other laws as claimed by the plaintiff. Therefore, TXU Corp. believes that plaintiff's claims are without merit and plans to vigorously defend the lawsuit. TXU Corp. is unable to estimate any possible loss or predict the outcome of this action.

      General -- In addition to the above, US Holdings and its subsidiaries are involved in various other legal and administrative proceedings in the normal course of business the ultimate resolution of which, in the opinion of each, should not have a material effect upon their financial position, results of operations or cash flows.

7.    SEGMENT INFORMATION

      US Holdings has two reportable business segments: TXU Energy and Oncor.

      TXU Energy - consists of operations, which are principally in the competitive Texas market, involving power production (electricity generation), retail and wholesale energy sales and portfolio management, which includes hedging and risk management activities.

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


                                                                                    Three Months Ended
                                                                                         March 31,
                                                                                   --------------------
                                                                                     2004         2003
                                                                                    ------       ------
   Operating revenues:
       TXU Energy........................................................          $ 1,964       $1,791
       Oncor.............................................................              523          506
       Eliminations......................................................             (352)        (380)
                                                                                   --------      -------
          Consolidated...................................................          $ 2,135       $1,917
                                                                                   =======       ======

   Regulated revenues included in operating revenues:
       TXU Energy .......................................................          $     -       $    -
       Oncor.............................................................              523          506
       Eliminations......................................................             (349)        (377)
                                                                                   --------      -------
          Consolidated...................................................          $   174       $  129
                                                                                   =======       ======

   Affiliated revenues included in operating revenues:
       TXU Energy .......................................................          $     3       $    3
       Oncor ............................................................              349          377
       Eliminations......................................................             (352)        (380)
                                                                                   --------      -------
          Consolidated...................................................          $     -       $    -
                                                                                   =======       ======

   Income from continuing operations before cumulative effect of changes in accounting principles:
       TXU Energy .......................................................          $   117       $   34
       Oncor.............................................................               66           61
       Other.............................................................               (5)          (7)
                                                                                   --------      -------
          Consolidated...................................................          $   178       $   88
                                                                                   =======       ======


8.    SUPPLEMENTARY FINANCIAL INFORMATION

      Regulated Versus Unregulated Operations --

                                                                                             Three Months Ended
                                                                                                 March 31,
                                                                                            -------------------
                                                                                             2004         2003
                                                                                            ------       ------
      Operating revenues:
          Regulated......................................................................    $ 523      $  506
          Unregulated....................................................................    1,964       1,791
          Intercompany sales eliminations - regulated....................................     (349)       (377)
          Intercompany sales eliminations - unregulated .................................       (3)         (3)
                                                                                             ------     -------
               Total operating revenues..................................................    2,135       1,917
                                                                                             -----      ------
      Costs and operating expenses:
          Cost of energy sold and delivery fees - unregulated*...........................      910         837
          Operating costs - regulated....................................................      175         173
          Operating costs - unregulated..................................................      168         182
          Depreciation and amortization - regulated......................................       87          69
          Depreciation and amortization - unregulated....................................       98         113
          Selling, general and administrative expenses - regulated.......................       48          49
          Selling, general and administrative expenses - unregulated.....................      144         142
          Franchise and revenue-based taxes - regulated..................................       59          60
          Franchise and revenue-based taxes - unregulated................................       26          33
          Other income...................................................................       (2)         (9)
          Other deductions...............................................................       19           1
          Interest income................................................................       (1)         (5)
          Interest expense and related charges...........................................      145         151
                                                                                             -----      ------
               Total costs and expenses..................................................    1,876       1,796
                                                                                             -----      ------
      Income from continuing operations before income taxes and
          cumulative effect of changes in accounting principles..........................    $ 259      $  121
                                                                                             =====      ======

      --------------
         *Includes cost of fuel consumed of $221 million and $413 million for the three months ended March 31, 2004 and 2003, respectively. The balance in each period represents energy purchased for resale and delivery fees.

      The operations of the TXU Energy segment are included above as unregulated, as the Texas market is open to competition. However, retail pricing to residential customers in its historical service territory continues to be subject to transitional regulatory provisions.

      Other Income and Deductions --

                                                                                            Three Months Ended
                                                                                                  March 31,
                                                                                            -------------------
                                                                                               2004       2003
                                                                                              ------     ------
      Other income:
          Net gain on sale of businesses..................................................     $  1      $  6
          Allowance for funds used during construction....................................        -         1
          Other...........................................................................        1         2
                                                                                               ----      ----
               Total other income.........................................................     $  2      $  9
                                                                                               ====      ====
      Other deductions:
          Employee severance and asset writedowns related to performance improvement
            plan..........................................................................     $ 17      $  -
          Expenses related to canceled construction projects..............................        2         1
                                                                                               ----      ----
               Total other deductions.....................................................     $ 19      $  1
                                                                                               ====      ====

     Interest Expense and Related Charges --

                                                                                             Three Months
                                                                                            Ended March 31,
                                                                                          -------------------
                                                                                           2004         2003
                                                                                          ------       ------

Interest (a).....................................................................         $  123       $  146
Distributions on preferred membership interest in TXU Energy (a).................             17            -
Amortization of debt discounts, premiums and issuance cost.......................              8            8
Allowance for borrowed funds used during construction
   and capitalized interest......................................................             (3)          (3)
                                                                                          -------      -------
      Total interest expense and related charges.................................         $  145       $  151
                                                                                          ======       ======

(a) Included in interest for the three months ended March 31, 2003 is $17 million related to the exchangeable subordinated notes that were exchanged for preferred membership interests in July 2003.

      Retirement Plan And Other Postretirement Benefits - US Holdings is a participating employer in the TXU Retirement Plan, a defined benefit pension plan sponsored by TXU Corp. US Holdings also participates with TXU Corp. and other affiliated subsidiaries of TXU Corp. to offer health care and life insurance benefits to eligible employees and their eligible dependents upon the retirement of such employees. The allocated net periodic pension cost and net periodic postretirement benefits cost other than pensions applicable to US Holdings were $30 million and $27 million for the three months ended March 31, 2004 and 2003, respectively.

      At March 31, 2004, US Holdings estimates that its total contributions to the pension plan and other postretirement benefit plans for the remainder of 2004 will not be materially different than previously disclosed in the 2003 Form 10-K.

      Regulatory Assets and Liabilities --

                                                                                      March 31,   December 31,
                                                                                        2004          2003
                                                                                     -----------  ------------
Regulatory Assets
Generation-related regulatory assets recoverable by securitization bonds....           $1,644       $1,654
Securities reacquisition costs..............................................              123          121
Recoverable deferred income taxes-- net.....................................               97           96
Other regulatory assets.....................................................               94           95
                                                                                        -----        -----
    Total regulatory assets.................................................            1,958        1,966

Regulatory Liabilities
Investment tax credit and protected excess deferred taxes...................               86           88
Over-collection of transition bond (securitization) revenues................                9            6
                                                                                        -----        -----
    Total regulatory liabilities............................................               95           94
                                                                                        -----        -----

      Net regulatory assets.................................................            $1,863       $1,872
                                                                                        ======       ======

      Included in net regulatory assets are assets of $121 million at March 31, 2004 and December 31, 2003 that are earning a return. The regulatory assets, other than those subject to securitization, have a remaining recovery period of 15 to 47 years.

      Included in other regulatory assets as of March 31, 2004 was $29 million related to nuclear decommissioning liabilities.

      Restricted Cash -- At March 31, 2004, TXU Electric Delivery Transition Bond Company LLC had $9 million of restricted cash, representing collections from customers that secure its securitization bonds and may be used to service its debt and pay its expenses.

      Affiliate Transactions -- The following represent significant affiliate transactions of US Holdings:

      o Average daily short-term advances from affiliates during the first three months of 2004 and 2003 were $474 million and $869 million, respectively, and interest expense incurred on the advances was $3 million and $5 million, respectively. The average interest rate was 2.86% and 2.33% for the first three months of 2004 and 2003, respectively.
      o TXU Business Services charges US Holdings for certain financial, accounting, information technology, environmental, procurement and personnel services and other administrative services at cost. For the first three months of 2004 and 2003, these costs totaled $79 million and $89 million, respectively, and are included in SG&A expenses.
      o US Holdings charges TXU Gas for customer and administrative services. For the first three months of 2004 and 2003, these charges totaled $12 million and $15 million, respectively, and are largely reported as a reduction in operation and maintenance expenses.

      Accounts Receivable -- At March 31, 2004 and December 31, 2003, accounts receivable of $1.0 billion are stated net of allowance for uncollectible accounts of $46 million and $53 million, respectively. During the three months ended March 31, 2004, bad debt expense was $26 million, account write-offs were $41 million and other activity decreased the allowance for uncollectible accounts by $8 million. During the three months ended March 31, 2003, bad debt expense was $12 million, account write-offs were $12 million and other activity decreased the allowance for uncollectible accounts by $5 million. Allowances related to receivables sold are reported in current liabilities and totaled $32 million and $40 million at March 31, 2004 and December 31, 2003, respectively.

      Accounts receivable included $366 million and $411 million of unbilled revenues at March 31, 2004 and December 31, 2003, respectively.

      Intangible Assets -- Intangible assets other than goodwill are comprised of the following:

                                                      As of March 31, 2004          As of December 31, 2003
                                                 -------------------------------  ----------------------------
                                                   Gross                           Gross
                                                  Carrying   Accumulated          Carrying  Accumulated
                                                   Amount    Amortization   Net    Amount   Amortization   Net
                                                 ---------  -------------  -----  --------  ------------  -----
Intangible assets subject to amortization
   included in property, plant and equipment:
   Capitalized software......................       $ 417       $ 204     $ 213     $ 400      $ 184      $ 216
   Land easements............................         179          67       112       176         66        110
   Mineral rights and other..................          31          21        10        31         22          9
                                                    -----       -----     -----     -----      -----      -----
     Total...................................       $ 627       $ 292     $ 335     $ 607      $ 272      $ 335
                                                    =====       =====     =====     =====      =====      =====

      Aggregate US Holdings amortization expense for intangible assets for the three months ended March 31, 2004 and 2003 was $21 million and $15 million, respectively. At March 31, 2004, the weighted average useful lives of capitalized software, land easements and mineral rights and other were 6 years, 69 years and 40 years, respectively.

      At March 31, 2004 and December 31, 2003, goodwill of $558 million was stated net of previously recorded accumulated amortization of $67 million.

      Commodity Contracts -- At March 31, 2004 and December 31, 2003, current and noncurrent commodity contract assets, arising largely from mark-to-market accounting, totaling $1.2 billion and $1.1 billion, respectively, and are stated net of applicable credit (collection) and performance reserves totaling $19 million and $18 million, respectively. Performance reserves are provided for direct, incremental costs to settle the contracts. Current and non-current commodity contract liabilities totaled $1.1 billion and $972 million at March 31, 2004 and December 31, 2003, respectively.

     Inventories by Major Category --

                                                                                      March 31,    December 31,
                                                                                        2004           2003
                                                                                      ---------    ------------
Materials and supplies.........................................................        $  255         $  254
Fuel stock.....................................................................            83             79
Gas stored underground.........................................................            40             83
                                                                                       ------         ------
    Total inventories..........................................................        $  378         $  416
                                                                                       ======         ======


      Property, Plant and Equipment -- As of March 31, 2004 and December 31, 2003, property, plant and equipment of $16.7 billion is stated net of accumulated depreciation and amortization of $10.0 billion and $9.9 billion, respectively.

      As of March 31, 2004, substantially all of Oncor's electric utility property, plant and equipment (with a net book value of $6.4 billion) was pledged as collateral for Oncor's first mortgage bonds and senior secured notes.

      Derivatives and Hedges -- US Holdings experienced net hedge ineffectiveness of $12 million, reported as a loss in revenues, for the three months ended March 31, 2004. For the three months ended March 31, 2003, no net hedge ineffectiveness was reported in revenues. These losses related primarily to hedges of anticipated power sales.

      The net effect of unrealized mark-to-market ineffectiveness accounting, which includes the above amounts as well as the effect of reversing unrealized gains and losses recorded in previous periods to offset realized gains and losses in the current period, totaled $15 million in net losses for the three months ended March 31, 2004 and $6 million in net gains for the three months ended March 31, 2003.

      As of March 31, 2004, it is expected that $58 million of after-tax net losses accumulated in other comprehensive income will be reclassified into earnings during the next twelve months. Of this amount, $51 million relates to commodities hedges and $7 million relates to financing-related hedges. This amount represents the projected value of the hedges over the next twelve months relative to what would be recorded if the hedge transactions had not been entered into. The amount expected to be reclassified is not a forecasted loss incremental to normal operations, but rather it demonstrates the extent to which volatility in earnings and cash flows (which would otherwise exist) is mitigated through the use of cash flow hedges.

      Supplemental Cash Flow Information --

      See Note 2 for the effects of adopting SFAS 143, which were noncash in nature.

INDEPENDENT ACCOUNTANTS' REPORT



TXU US Holdings Company:

We have reviewed the accompanying condensed consolidated balance sheet of TXU US Holdings Company and subsidiaries (US Holdings) as of March 31, 2004, and the related condensed statements of consolidated income, comprehensive income and cash flows for the three-month periods ended March 31, 2004 and 2003. These financial statements are the responsibility of US Holdings' management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of US Holdings as of December 31, 2003, and the related statements of consolidated income, comprehensive income, cash flows and shareholders' equity for the year then ended (not presented herein); and in our report (which includes an explanatory paragraph related to the rescission of Emerging Issues Task Force Issue No. 98-10) dated March 11, 2004, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2003, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.




DELOITTE & TOUCHE LLP

Dallas, Texas
May 14, 2004

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BUSINESS

      US Holdings engages in power production (electricity generation), retail and wholesale sales of electricity and natural gas, and the transmission and distribution of electricity. In the competitive energy operations, US Holdings engages in hedging and risk management activities. US Holdings is a company that conducts its principal operations through TXU Energy and Oncor.

      US Holdings has two reportable segments: TXU Energy and Oncor. (See Note 7 to Financial Statements for further information concerning reportable business segments.

      TXU Corp. is considering various alternatives in evaluating the results of operations of TXU Energy, and accordingly expects to disaggregate the business into two or more business segments effective with reporting for the second quarter of 2004.

      Strategic Initiatives - As previously reported, on February 23, 2004, C. John Wilder was named president and chief executive of TXU Corp. Mr. Wilder was formerly executive vice president and chief financial officer of Entergy Corporation. Mr. Wilder has been reviewing the operations of TXU Corp. and has formulated certain strategic initiatives and continues to develop others.

      Areas to be reviewed include:

     o Performance in competitive markets, including profitability in new markets
     o   Cost structure, including organizational alignments and headcount
     o Management of natural gas price risk and cost effectiveness of the generation fleet
     o   Non-core business activities

      On April 26, 2004, TXU Corp. announced a series of transactions, as well as various performance improvement initiatives including:

     o TXU Energy agreed to sell the assets of TXU Fuel Company, the gas transportation subsidiary of TXU Energy, to Energy Transfer Partners, L.P. for $500 million in cash. As part of the transaction, TXU Energy will have an eight-year transportation agreement with the new owner to transport gas to TXU Energy's generation plants. The transaction is expected to close on June 1, 2004, subject to review under the Hart-Scott-Rodino Act. The estimated pre-tax gain related on the sale is approximately $390 million, which is expected to be recognized over eight years.
     o On April 26, 2004, TXU Corp. purchased from the holders all $750 million outstanding principal amount of TXU Energy's Exchangeable Preferred Membership Interests. US Holdings' carrying amount of the security, which remains outstanding, is the $750 million principal amount less an approximate $249 million remaining unamortized discount.
     o US Holdings anticipates performance improvements as a result of various strategic initiatives, including reduced administrative support costs, increased base load (nuclear and coal-fired) generation plant output and improved operating results in markets outside the historical service territory. Management preliminarily estimates the implementation of these strategic initiatives will result in unusual charges of approximately $350 million ($228 million after-tax) in 2004, including costs related to employee severance and asset impairments and write-offs. These unusual charge amounts are subject to change and other charges may be identified in the future. In the first quarter of 2004, TXU Energy recorded a $17 million ($11 million after-tax) charge, reported in other deductions, consisting of $16 million for accrued severance benefits and $1 million in asset writedowns related to these initiatives.

      The review of US Holdings' operations and formulation of strategic initiatives is ongoing. The phases of the plan expected to result in the unusual charges discussed above are anticipated to be largely completed within one year.

Upon completion of each phase of the plan, US Holdings expects to fully describe the actions intended to improve the financial performance of its operations. In addition to the strategic initiatives described above and in "Facility Closings" below, other new strategic initiatives are expected to be undertaken, which could materially affect US Holdings' financial results.

      On March 29, 2004, TXU Energy announced it will permanently retire eight gas-fired operating units due to electric industry market conditions in Texas. TXU Energy will also temporarily close four other gas-fired units and place them under evaluation for retirement. The 12 units represent a total of 1,471 MW, or more than 13 percent, of TXU Energy's gas-fired generation capacity in Texas. A majority of the 12 units were designated as "peaking units" and operated only during the summer for many years and have operated only sparingly during the last two years. Most of the units were built in the 1950s. TXU Energy also determined that it will close its Winfield North Monticello lignite mine in Texas later this year as it is no longer economical to operate. The mine closure will result in the need to purchase coal to fuel the adjacent generation facility. A total charge of $8 million ($5 million after-tax) was recorded in the first quarter for production employee severance costs and impairments related to the various facility closures.

      Discontinued Businesses - In December 2003, TXU Energy finalized a formal plan to sell its strategic retail services business, which is engaged principally in providing energy management services.

      The consolidated financial statements for all periods presented reflect the reclassification of the results of this business (for the periods it was consolidated) as discontinued operations.

      See Note 3 to Financial Statements for more detailed information about discontinued operations.

      Issuance of Securitization Bonds -- Upon issuance of the remaining $790 million in securitization bonds, expected in the second quarter of 2004, under a financing order issued by the Commission, US Holdings expects to record an estimated extraordinary gain of approximately $10 million after-tax. The gain would arise because of an increase in the carrying value of the regulatory asset subject to securitization due to the effect of higher interest rates on amounts to be recovered from REPs through delivery fee surcharges.

RESULTS OF OPERATIONS

      All dollar amounts in Management's Discussion and Analysis of Financial Condition and Results of Operations and the tables therein are stated in millions of US dollars unless otherwise indicated.

      The results of operations and the related management's discussion of those results for all periods presented reflect the discontinuance of certain operations of US Holdings (see Note 3 to Financial Statements regarding discontinued operations).

Consolidated US Holdings
------------------------
Three Months Ended March 31, 2004 Compared to Three Months Ended March 31, 2003
-------------------------------------------------------------------------------

      Reference is made to comparisons of results by business segment following the discussion of consolidated results presented below. The business segment comparisons provide additional detail and quantification of items affecting financial results.

      US Holdings' operating revenues increased $218 million, or 11%, to $2.1 billion in 2004. Operating revenues rose $173 million, or 10%, to $2.0 billion in the TXU Energy segment reflecting higher retail and wholesale pricing, partially offset by the effect of a mix shift to lower-price wholesale sales. Revenues in the Oncor segment increased $17 million, or 3%, to $523 million reflecting increased electricity transmission and distribution tariffs and higher disconnect/reconnect fees, partially offset by lower volumes delivered. Consolidated revenue growth also reflected a $28 million reduction in the intercompany sales elimination, primarily reflecting lower sales by Oncor to TXU Energy as sales to nonaffiliated REPs increased.

      Net results from hedging and risk management activities, which are reported in revenues and include both realized and unrealized gains and losses declined $93 million to a net loss of $12 million in 2004. Changes in these results reflect market price movements on commodity positions held to hedge gross margin; the comparison to 2003 also reflects a decline of $18 million due to a favorable settlement with a counterparty in 2003. Results from these activities include net unrealized losses arising from mark-to-market accounting of $18 million in 2004 and $17 million in 2003.

      Gross Margin

                                                                               Three Months Ended
                                                                                    March 31,
                                                                 ------------------------------------------------
                                                                                 % of                      % of
                                                                   2004        Revenue         2003       Revenue
                                                                   ----        -------         ----       -------
Operating revenues.....................................          $ 2,135         100%        $ 1,917        100%
Costs and expenses:
     Cost of energy sold and delivery fees.............              910          43%            837         44%
     Operating costs...................................              343          16%            355         18%
     Depreciation and amortization related to operating
         assets........................................              166           8%            168          9%
                                                                 -------       -----         -------     ------
Gross margin...........................................          $   716          33%        $   557         29%
                                                                 =======       =====         =======     ======

      Gross margin is considered a key operating metric as it measures the effect of changes in sales volumes and pricing versus the variable and fixed costs of energy sold, whether generated or purchased, as well as the costs to deliver energy.

      The depreciation and amortization expense included in gross margin excludes $19 million and $14 million of such expense for the three months ended March 31, 2004 and 2003, respectively, related to assets that are not directly used in the generation and delivery of energy.

      Gross margin increased $159 million, or 29%, to $716 million in 2004. The TXU Energy segment's gross margin increased $162 million, or 56%, to $452 million reflecting higher sale prices, which were partially offset by the effect of lower results from hedging and risk management activities and more effective management of gas-fired generation versus purchased power supply sourcing as well as increased base load (nuclear and coal-fired) production, partially offset by the effect of a mix shift from higher-margin retail sales to wholesale sales and higher delivery fees. Lower depreciation and amortization and operating costs also contributed to the TXU Energy segment's gross margin improvement. The Oncor segment's gross margin decreased $2 million, or 1%, to $265 million reflecting a slight increase in operating costs.

      Depreciation and amortization (including amounts shown in the gross margin table above) increased $3 million, or 2%, to $185 million in 2004, reflecting investments in delivery facilities to support growth and normal replacements of equipment and the start of amortization of regulatory assets associated with securitization bonds issued in 2003. These effects were partially offset by a $24 million impact of lower depreciation related to TXU Energy's generation fleet due primarily to extensions of estimated depreciable lives to better reflect useful lives. (See Note 1 to Financial Statements.)

      SG&A expense increased $1 million, or 1%, to $192 million in 2004. The increase primarily reflected an increase in bad debt expense, partially offset by lower staffing and related administrative expenses, both in the TXU Energy segment.

      Franchise and revenue-based taxes decreased $8 million, or 9%, to $85 million due primarily to decreased Texas state franchise taxes.

      Other income decreased $7 million to $2 million in 2004 largely reflecting a net $6 million gain on the sale of retail commercial and industrial gas operations in 2003.

      Other deductions increased $18 million to $19 million in 2004. The 2004 amount includes $17 million in charges for employee severance and asset writedowns associated with the performance improvement initiatives discussed above under "Business." Because of the scope and magnitude of the significant strategic initiatives underway and contemplated, TXU Energy expects to record significant unusual charges in 2004, including asset writedowns and employee severance costs. These charges will be classified as other deductions. The charges described immediately above represent the effects of an initial phase of those initiatives.

      Interest income decreased $4 million to $1 million in 2004 reflecting higher cash balances on hand in 2003 as credit facilities were drawn down in the fourth quarter of 2002.

      Interest expense and related charges decreased $6 million, or 4%, to $145 million in 2004. The decrease was driven by $17 million due to lower average debt levels partially offset by $11 due to higher average interest rates. Higher average rates reflected replacement of short-term borrowings with higher rate long-term debt.

      The effective income tax rate was 31.3% in 2004 compared to 27.3% in 2003. The increase was driven by the effect of comparable (to 2003) tax benefit amounts of depletion allowances and amortization of investment tax credits on a higher income base in 2004.

      Income from continuing operations before cumulative effect of changes in accounting principles increased $90 million, or 102%, to $178 million in 2004. Earnings in the TXU Energy segment rose $83 million to $117 million in 2004 driven by higher gross margin. Results in the TXU Energy segment reflected $17 million ($11 million after-tax) in charges related to the performance improvement plan, reported in other deductions discussed above. Earnings in the Oncor segment rose $5 million, or 8%, to $66 million in 2004, reflecting higher disconnect/reconnect fees and lower net interest expense. Net pension and postretirement benefit costs, reported in operating costs and SG&A expenses, reduced income from continuing operations by $14 million in 2004 and 2003.

      Loss from discontinued strategic retail services operations (see Note 3 to Financial Statements) was $2 million in 2004 compared to income of $1 million in 2003. The decline reflected the writedown of a customer receivable in 2004.

      A cumulative effect of changes in accounting principles, representing an after-tax charge of $58 million in 2003, reflects the impact on commodity contract mark-to-market accounting from rescission of EITF 98-10 and the recording of asset obligations under SFAS 143. (See Note 2 to Financial Statements.)

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

COMMODITY CONTRACTS AND MARK-TO-MARKET ACTIVITIES

      The table below summarizes the changes in commodity contract assets and liabilities for the three months ended March 31, 2004. The net change in these assets and liabilities, excluding "other activity" as described below, represents the net effect of recording unrealized gains/(losses) under mark-to-market accounting for positions in the commodity contract portfolio. These positions consist largely of economic hedge transactions, with speculative trading representing a small fraction of the activity.

                                                                                                Three Months
                                                                                                    Ended
                                                                                               March 31, 2004
                                                                                              ----------------

     Balance of net commodity contract assets at beginning of period...............                  $ 108

     Settlements of positions included in the opening balance (1)..................                    (30)

     Unrealized mark-to-market valuations of positions held at end of period (2)...                     27

     Other activity (3)............................................................                    (12)
                                                                                                     ------

     Balance of net commodity contract assets at end of period.....................                  $  93
                                                                                                     =====

     --------------------------
         (1) Represents unrealized mark-to-market valuations of these positions recognized in earnings as of the beginning of the period.
         (2) There were no significant changes in fair value attributable to changes in valuation techniques.
         (3) Includes initial values of positions involving the receipt or payment of cash or other consideration, such as option premiums and the amortization of such values. These activities have no effect on unrealized mark-to-market valuations.

      In addition to the net effect of recording unrealized mark-to-market gains and losses that are reflected in changes in commodity contract assets and liabilities, similar effects arise in the recording of unrealized ineffectiveness mark-to-market gains and losses associated with commodity-related cash flow hedges that are reflected in changes in cash flow hedges and other derivative assets and liabilities. The total net effect of recording unrealized gains and losses under mark-to-market accounting is summarized as follows:

                                                                                             Three Months
                                                                                            Ended March 31,
                                                                                          -------------------
                                                                                           2004         2003
                                                                                          ------       ------
Unrealized gains/(losses) related to commodity contract portfolio................         $   (3)      $  (23)

Ineffectiveness gains/(losses) related to cash flow hedges.......................            (15)           6
                                                                                          -------      ------

Total unrealized gains/(losses)..................................................         $  (18)      $  (17)
                                                                                          =======      =======


      These amounts are included in the "hedging and risk management activities" component of revenues.

      Maturity Table -- Of the net commodity contract asset balance above at March 31, 2004, the amount representing unrealized mark-to-market net gains that have been recognized in current and prior years' earnings is $118 million. The offsetting net liability of $25 million included in the March 31, 2004 balance sheet is comprised principally of amounts representing current and prior years' net receipts of cash or other consideration, including option premiums, associated with contract positions, net of any amortization. The following table presents the unrealized mark-to-market balance at March 31, 2004, scheduled by contractual settlement dates of the underlying positions.

                                      Maturity dates of unrealized net mark-to-market balances at March 31, 2004
                                     ---------------------------------------------------------------------------
                                      Maturity less                                    Maturity in
                                          than        Maturity of    Maturity of       Excess of
       Source of fair value              1 year        1-3 years       4-5 years        5 years         Total
---------------------------------     -------------   -----------    -----------       -----------      -----
Prices actively quoted...........         $ 72           $  -             $ -            $  -           $  72
Prices provided by other
    external sources.............            -             35               2              (2)             35
Prices based on models...........           12             (1)              -               -              11
                                          ----           -----            ---            ----           -----
Total............................         $ 84           $ 34             $ 2            $ (2)          $ 118
                                          ====           ====             ===            =====          =====
Percentage of total fair value...           71%            29%              2%             (2)%           100%

      As the above table indicates, essentially all of the unrealized mark-to-market valuations at March 31, 2004 mature within three years. This is reflective of the terms of the positions and the methodologies employed in valuing positions for periods where there is less market liquidity and visibility. The "prices actively quoted" category reflects only exchange traded contracts with active quotes available. The "prices provided by other external sources" category represents forward commodity positions at locations for which over-the-counter broker quotes are available. Over-the-counter quotes for power and natural gas generally extend through 2005 and 2010, respectively. The "prices based on models" category contains the value of all non-exchange traded options, valued using industry accepted option pricing models. In addition, this category contains other contractual arrangements which may have both forward and option components. In many instances, these contracts can be broken down into their component parts and modeled as simple forwards and options based on prices actively quoted. As the modeled value is ultimately the result of a combination of prices from two or more different instruments, it has been included in this category.

TXU Energy
----------

Financial Results
-----------------

                                                                                     Three Months Ended March 31,
                                                                                     ----------------------------
                                                                                         2004         2003 (a)
                                                                                       --------      ---------

Operating revenues...............................................................        $1,964      $ 1,791

Costs and expenses:

     Cost of energy sold and delivery fees.......................................         1,261        1,217

     Operating costs.............................................................           168          182

     Depreciation and amortization...............................................            98          113

     Selling, general and administrative expenses................................           144          142

     Franchise and revenue-based taxes...........................................            26           28

     Other income ...............................................................            (1)          (8)

     Other deductions............................................................            20            2

     Interest income.............................................................            (2)          (2)

     Interest expense and related charges .......................................            79           77
                                                                                         ------      -------

         Total costs and expenses................................................         1,793        1,751
                                                                                         ------      -------

Income from continuing operations before income taxes and cumulative effect of
  changes in accounting principles...............................................           171           40

Income tax expense...............................................................            54            6
                                                                                         ------      -------
Income from continuing operations before cumulative effect of changes in
  accounting principles..........................................................        $  117      $    34
                                                                                         ======      =======

-----------------
    The segment includes the electricity generation, wholesale and retail energy sales, and hedging and risk management operations of TXU Energy, operating principally in the competitive Texas market.
(a) Prior year amounts have been restated to reflect the strategic retail services business as discontinued operations (see Note 3 to Financial Statements).

TXU Energy
----------

Operating Data
--------------

                                                                                    Three Months Ended March 31,
                                                                                    ----------------------------
                                                                                         2004           2003
                                                                                        ------         ------
Operating statistics - volumes:

Retail electricity (GWh):
   Historical service territory (a):
   Residential.................................................................           7,119          8,171
   Small business (b)..........................................................           2,533          3,243
                                                                                        -------        -------
     Total historical service territory........................................           9,652         11,414
   Other territories (a):
   Residential.................................................................             518            362
   Small business (b)..........................................................              61             71
                                                                                        -------        -------
     Total other territories...................................................             579            433
   Large business and other customers..........................................           6,709          7,551
                                                                                        -------        -------
     Total retail electricity..................................................          16,940         19,398
Wholesale electricity (GWh)....................................................          12,936          7,451
                                                                                        -------        -------
     Total retail and wholesale electricity....................................          29,876         26,849
                                                                                        =======        =======

Production and purchased power (GWh):
   Nuclear (base load).........................................................           4,854          4,740
   Lignite/coal (base load)....................................................          10,203          8,687
   Gas/oil.....................................................................             910          3,662
   Purchased power.............................................................          14,346         10,515
                                                                                        -------        -------
     Total energy supply.......................................................          30,313         27,604
   Less line loss and other....................................................             437            755
                                                                                        -------        -------
     Net energy supply.........................................................          29,876         26,849
                                                                                        =======        =======

Base load capacity factors (%):
   Nuclear.....................................................................              97.0           95.4
   Lignite/coal................................................................              83.8           73.2

Customer counts:

Retail electricity customers (end of period & in thousands - based on number of meters):
   Historical service territory (a):
   Residential.................................................................           2,054          2,184
   Small business (b)..........................................................             316            324
                                                                                        -------        -------
     Total historical service territory........................................           2,370          2,508

Other territories (a):
   Residential.................................................................             163            112
   Small business (b)..........................................................               5              5
                                                                                        -------        -------
     Total other territories...................................................             168            117
   Large business and other customers..........................................              78             76
                                                                                        -------        -------
     Total retail electricity customers........................................           2,616          2,701
                                                                                        =======        =======

(a) Breakouts of historical service and other territory data are best estimates.
(b) Customers with demand of less than 1 MW annually.




                                                                                    Three Months Ended March 31,
                                                                                    ----------------------------
                                                                                         2004           2003
                                                                                        ------         ------
Operating revenues (millions of dollars):

Retail electricity revenues:
   Historical service territory (a):
   Residential.................................................................         $   650        $   653
   Small business (b)..........................................................             256            294
                                                                                        -------        -------
     Total historical service territory........................................             906            947

   Other territories (a):
   Residential.................................................................              43             31
   Small business (b)..........................................................               6              6
                                                                                        -------        -------
     Total other territories...................................................              49             37
   Large business and other customers..........................................             453            448
                                                                                        -------        -------
Total retail electricity revenues..............................................           1,408          1,432
Wholesale electricity revenues.................................................             475            237
Hedging and risk management activities.........................................             (12)            81
Other revenues.................................................................              93             41
                                                                                        -------        -------
     Total operating revenues..................................................         $ 1,964        $ 1,791
                                                                                        =======        =======

Weather (average for service territory) (c)
     Percent of normal:
     Heating degree days.......................................................           88.6%         106.6%

   (a) Breakouts of historical service and other territory data are best estimates.
   (b) Customers with demand of less than 1 MW annually.
   (c) Weather data is obtained from Meteorlogix, an independent company that collects weather data from reporting stations of the National Oceanic and Atmospheric Administration (a federal agency under the US Department of Commerce).



                                                                                     Three Months Ended March 31,
                                                                                     ----------------------------
                                                                                       2004            2003
                                                                                      ------          ------
Fuel and Purchased Power Costs ($/MWh)

     Nuclear generation.......................................................          $  4.41      $   4.32
     Lignite/coal generation..................................................          $ 13.28      $  13.05
     Gas/Oil generation and purchased power...................................          $ 43.99      $  48.17
       Average total electricity supply.......................................          $ 27.32      $  29.59

Average Retail Volume (KWh)/Customer
     (calculated using average no. of customers for period)

     Residential..............................................................            3,452        3,692
     Small business...........................................................            8,084       10,000
     Large business and other customers.......................................           91,240       98,126

Average Revenues ($/MWh)

     Residential..............................................................          $ 90.70      $  80.14
     Small business...........................................................          $100.83      $  90.43
     Large business and other customers.......................................          $ 67.53      $  59.38

Average Delivery Fees ($/MWh).................................................          $ 22.34      $  19.77

Average Contribution Margin (a) ($/MWh)

     Residential..............................................................          $ 41.04      $  30.78
     Small business...........................................................          $ 51.17      $  41.07
     Large business...........................................................          $ 17.87      $  10.02

Estimated Share of ERCOT Retail Markets

     Residential (b)..........................................................              46%           48%
     Small business (b).......................................................              32%           34%
     Large business and other customers (c)...................................              41%           38%

Hedging and Risk Management Activities

     Net unrealized mark to market losses.....................................          $ (18)       $  (17)
     Realized gains...........................................................              6            98
                                                                                        -----        ------
       Total..................................................................          $ (12)       $   81
                                                                                         ====        ======

(a) Operating revenues less cost of energy sold and delivery fees.
(b) Estimated market share is based on the number of customers that have choice.
(c) Estimated market share is based on the annualized consumption for this overall market.

Energy
------

Three Months Ended March 31, 2004 compared to Three Months Ended March 31, 2003
-------------------------------------------------------------------------------

      Operating revenues increased $173 million, or 10%, to $2.0 billion in 2004. Total retail and wholesale electricity revenues rose $214 million, or 13%, to $1.9 billion. This growth reflected higher retail and wholesale pricing, partially offset by the effects of a mix shift to lower-price wholesale sales and warmer winter weather. Total volumes increased 11%, but the effect of higher wholesale volumes was largely offset by a decline in higher-price retail volumes. Retail electricity revenues decreased $24 million, or 2%, to $1.4 billion reflecting a $181 million decline attributable to a 13% drop in sales volumes, driven by the effect of competitive activity, largely offset by a $157 million increase due to higher pricing. Higher pricing reflected increased price-to-beat rates, due to approved fuel factor increases, and higher contract pricing in the competitive large business market, both resulting from higher natural gas prices. Retail electricity customer counts at March 31, 2004 declined 3% from March 31, 2003 but have increased 1% from December 31, 2003. Wholesale electricity revenues grew $238 million, or 100% to $475 million reflecting a $174 million increase attributable to a 74% rise in sales volumes and a $64 million increase due to the effect of increased natural gas prices on wholesale prices. Higher wholesale electricity sales volumes reflected the establishment of the new northeast zone in ERCOT. Because TXU Energy has a generation plant in the new zone, wholesale sales have increased. Wholesale power purchases also increased as a result of the establishment of the new zone. The increase in wholesale sales volumes also reflected a partial shift in the customer base from retail to wholesale services, particularly in the business market.

      Net results from hedging and risk management activities, which are reported in revenues and include both realized and unrealized gains and losses, declined $93 million from a net gain of $81 million in 2003 to a net loss of $12 million in 2004. Changes in these results reflect market price movements on commodity positions held to hedge gross margin; the comparison to 2003 also reflects a decline of $18 million due to a favorable settlement with a counterparty in 2003. Because the hedging activities are intended to mitigate the risk of commodity price movements on revenues and cost of energy sold, the changes in such results should not be viewed in isolation, but rather taken together with the effects of pricing and cost changes on gross margin. Results from these activities include net unrealized losses arising from mark-to-market accounting of $18 million in 2004 and $17 million in 2003. The majority of TXU Energy's natural gas physical sales and purchases are in the wholesale markets and essentially represent hedging activities. These activities are accounted for on a net basis with the exception of retail sales to business customers, which effective October 1, 2003 are reported gross in accordance with new accounting rules and totaled $46 million in revenues for the first quarter of 2004. The increase in other revenues of $52 million to $93 million in 2004 was primarily driven by this change.

      Gross Margin

                                                                               Three Months Ended
                                                                                   March 31,
                                                                --------------------------------------------------
                                                                                % of                       % of
                                                                   2004       Revenue          2003       Revenue
                                                                  ------      -------         ------      -------

Operating revenues.....................................          $ 1,964         100%        $ 1,791        100%
Costs and expenses:
     Cost of energy sold and delivery fees.............            1,261          64%          1,217         68%
     Operating costs...................................              168           9%            182         10%
     Depreciation and amortization related to operating
         assets........................................               83           4%            102          6%
                                                                 -------       -----         -------     ------
Gross margin...........................................          $   452          23%        $   290         16%
                                                                 =======       =====         =======     ======

      The depreciation and amortization expense reported in the gross margin amounts above excludes $15 million and $11 million of such expense for the three months ended March 31, 2004 and 2003, respectively, related to assets that are not directly used in the generation of electricity.

      Gross margin increased $162 million, or 56%, to $452 million in 2004 reflecting higher sales prices, which were partially offset by the effect of lower results from hedging and risk management activities, and more effective management of gas-fired generation versus purchased power supply sourcing as well as increased base load (nuclear and coal-fired) production, partially offset by the effect of a mix shift from higher-margin retail sales to wholesale sales and higher delivery fees. Lower depreciation and amortization and operating costs also contributed to the gross margin improvement.

      Operating costs decreased $14 million, or 8%, to $168 million in 2004. The decline reflected the timing of repair and maintenance activities. Depreciation and amortization related to generation assets decreased $19 million, or 19%, to $83 million, due primarily to extensions of estimated average depreciable lives of nuclear and lignite generation facilities' assets to better reflect their useful lives. (See Note 1 to Financial Statements).

      SG&A expenses increased $2 million, or 1%, to $144 million in 2004 largely due to a $14 million increase in bad debt expense, partially offset by lower staffing and related administrative expenses. The increase in bad debt expense reflects $8 million in higher provisions in 2004 due to higher charge-offs and a $6 million credit in 2003 related to a favorable settlement with a counterparty.

      Other deductions increased $18 million to $20 million in 2004. The 2004 amount includes $17 million ($11 million after-tax) in charges for employee severance and asset writedowns associated with the performance improvement initiatives.

      The effective income tax rate increased to 31.6% in 2004 from 15.0% in 2003. The increase was driven by the effects of comparable (to 2003) tax benefit amounts of depletion allowances and amortization of investment tax credits on a higher income base in 2004.

      Income from continuing operations before cumulative effect of changes in accounting principles increased $83 million to $117 million in 2004, reflecting the higher gross margin partially offset by higher other deductions expense. Net pension and postretirement benefit costs reduced net income by $10 million in 2004 and by $9 million in 2003.

Oncor
-----

Financial Results
-----------------

                                                                                    Three Months Ended March 31,
                                                                                    ----------------------------
                                                                                         2004          2003
                                                                                        ------        ------
Operating revenues.............................................................         $  523       $   506

Costs and expenses:

    Operating costs............................................................            175           173

    Depreciation and amortization..............................................             87            69

    Selling, general and administrative expenses...............................             49            49

    Franchise and revenue-based taxes .........................................             59            60

    Other income ..............................................................             (2)           (2)

    Interest income ...........................................................            (12)          (15)

    Interest expense and related charges ......................................             71            80
                                                                                        ------       -------

        Total costs and expenses...............................................            427           414
                                                                                        ------       -------

Income before income taxes.....................................................             96            92

Income tax expense.............................................................             30            31
                                                                                        ------       -------

Net Income.....................................................................         $   66       $    61
                                                                                        ======       =======

------------------------
 Includes the electricity transmission and distribution business of Oncor, which is subject to regulation by Texas authorities.

Oncor
-----

Operating Data
--------------

                                                                                     Three Months Ended March 31,
                                                                                     ----------------------------
                                                                                          2004          2003
                                                                                         ------        ------
Operating statistics - volumes:
Electric energy delivered (GWh)...................................................       23,631         23,908

Reliability statistics:

System Average Interruption Duration Index (SAIDI) (non-storm) (a)................        86.28          86.90
System Average Interruption Frequency Index (SAIFI) (non-storm) (a)...............         1.26           1.32
Customer Average Interruption Duration Index (CAIDI) (non-storm) (a)..............        68.46          65.66

Electricity points of delivery (end of period and in thousands):

     Electricity distribution points of delivery  (based on number of meters)(b)..        2,942          2,914

Operating revenues (millions of dollars):

Electricity transmission and distribution:
     Affiliated (TXU Energy)......................................................       $  349        $   377
     Non-affiliated...............................................................          174            129
                                                                                         ------        -------
Total operating revenues..........................................................       $  523        $   506
                                                                                         ======        =======

--------------------------
(a) SAIDI is the number of minutes the average customer is out of electric service in a year. SAIFI is the number of times a year that the average customer experiences an interruption to electric service. CAIDI is the duration in minutes of the average interruption to electric service.
(b) Includes lighting sites, principally guard lights, for which TXU Energy is the REP but are not included in TXU Energy's customer count. Such sites totaled 99,591 and 104,851at March 31, 2004 and 2003, respectively.

Oncor
-----

Three Months Ended March 31, 2004 compared to Three Months Ended March 31, 2003
-------------------------------------------------------------------------------

      Operating revenues increased $17 million, or 3%, to $523 million in 2004. Higher tariffs provided $29 million of this increase, reflecting delivery fee surcharges associated with the issuance of securitization bonds in August 2003 ($14 million), transmission rate increases approved in 2003 ($9 million) and an increase in distribution tariffs to recover higher transmission costs ($6 million). Revenue growth also included $5 million in increased disconnect/reconnect fees, reflecting disconnections initiated by REPs on uncollected accounts and increased consumer switching due to competitive activity. A 1% decline in electricity volumes delivered in 2004 resulted in a $17 million decrease in revenue, reflecting lower consumption by residential end-users due to weather, usage efficiencies and other factors.

Gross Margin

                                                                         Three Months Ended March 31,
                                                                  --------------------------------------------
                                                                              % of                       % of
                                                                  2004       Revenue       2003        Revenue
                                                                 ------      -------      ------       -------
Operating revenues.....................................          $   523        100%      $   506        100%
Costs and expenses:
     Operating costs...................................              175         33%          173         34%
     Depreciation and amortization related to delivery assets         83         16%           66         13%
                                                                 -------      -----       -------     ------
Gross margin...........................................          $   265         51%      $   267         53%
                                                                 =======      =====       =======     ======

      The depreciation and amortization expense included in gross margin excludes $4 million and $3 million of such expense for the year ended March 31, 2004 and 2003, respectively, related to assets that are not directly used in the delivery of energy.

      Gross margin decreased $2 million, or 1%, to $265 million in 2004, as the increase in revenues was largely offset by an increase in depreciation and amortization expense driven by increased amortization of regulatory assets. The effect on revenues of the delivery fee surcharges associated with the issuance of securitization bonds is offset by the related amortization expense.

      The effective income tax rate decreased to 31.2% in 2004 from 33.7% in 2003. The decrease primarily reflected the effect on postretirement benefit expense of a non-taxable Medicare subsidy in 2004 ($6 million for the quarter).

      Net income increased $5 million, or 8%, to $66 million in 2004, primarily reflecting lower interest expense due to lower average interest rates. Net pension and postretirement benefit costs reduced net income by $4 million in 2004 and $5 million in 2003.

COMPREHENSIVE INCOME

      Cash flow hedge activity reported in other comprehensive income from continuing operations included:

                                                                                    Three Months Ended March 31,
                                                                                    ----------------------------
                                                                                        2004            2003
                                                                                       ------          ------
Cash flow hedge activity (net of tax):
Net change in fair value of hedges - gains/(losses):
   Commodities.................................................................       $   (58)       $   (78)
                                                                                      --------       --------
                                                                                          (58)           (78)
Losses realized in earnings (net of tax):
   Commodities.................................................................             3             48
   Financing - interest rate swaps.............................................             2              1
                                                                                      -------        -------
                                                                                            5             49
Net income (loss) effect of cash flow hedges reported in other
   comprehensive income........................................................       $   (53)       $   (29)
                                                                                      ========       ========



FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

      Cash Flows - Cash flows provided by operating activities for the three months ended March 31, 2004 were $436 million compared to $174 million for the three months ended March 31, 2003. The increase of $262 million in cash flows provided by operating activities reflected improved cash earnings (net income adjusted for the significant noncash items identified in the statement of cash flows) of $154 million and favorable working capital (accounts receivable, accounts payable and inventories) changes of $102 million. The $102 million change in working capital was driven by favorable changes in inventory levels, improved collections of accounts receivable and timing of payments to affiliates.

      Cash flows used in financing activities were $669 million in 2004 compared to cash flows provided by financing activities of $248 million in 2003. The activity in 2004 primarily reflected repayments of advances from affiliates of $622 million and the payment of $212 million in cash distributions to TXU Corp., partially offset by $175 million in bank borrowings. The activity in 2003 reflected issuance of $1.3 billion of long-term debt to refinance a comparable amount of borrowings on credit facilities. Increased advances from affiliates of $702 million were partially offset by $250 million in cash distributions to TXU Corp. and other net debt reductions of $156 million.

      Cash flows used in investing activities totaled $182 million and $156 million during 2004 and 2003, respectively. Capital expenditures, including nuclear fuel, were $193 million in 2004 and $182 million in 2003. Proceeds from the sale of certain retail commercial and industrial gas operations provided $13 million in 2003.

      Depreciation and amortization expense reported in the statement of cash flows exceeds the amount reported in the statement of income by $17 million for 2004. This difference represents amortization of nuclear fuel, which is reported as cost of energy sold in the statement of income consistent with industry practice, and amortization of certain regulatory assets, which is reported as operating costs in the statement of income.

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

      Long-Term Debt Activity -- During the three months ended March 31, 2004, US Holdings and its subsidiaries issued, redeemed, reacquired or made scheduled principal payments on long-term debt as follows:

                                                     Issuances   Retirements
                                                     ---------   -----------

Oncor:
    Transition bonds................................   $    -      $    8
                                                       ------      ------

    Total...........................................   $    -      $    8
                                                       ======      ======

      See Notes 4 and to Financial Statements for further detail of debt issuance and retirements, financing arrangements and capitalization.

      Fair Value Hedges -- In March 2004, fixed-to-variable interest rate swaps related to $400 million of debt were settled for a gain of $18 million ($12 million in cash received as of March 31, 2004). The gain will be amortized to offset interest expense over the remaining life of the debt.

      Transactions in April 2004 included settlement of fixed-to-variable interest rate swaps related to $100 million of debt for a gain of $3.5 million, which will be amortized over the remaining life of the debt, and the effective conversion of $750 million of fixed rate debt to variable rates through swaps expiring through 2013.

      The mortgage of Oncor restricts its payment of dividends to the amount of its retained earnings. Certain other debt instruments and preferred securities of TXU Corp. and its subsidiaries contain provisions that restrict payment of dividends during any interest or distribution payment deferral period or while any payment default exists. At March 31, 2004, there were no restrictions on the payment of dividends under these provisions.

      Capitalization -- The capitalization ratios of US Holdings at March 31, 2004, consisted of long-term debt (less amounts due currently) of 50.9%, exchangeable preferred membership interests (net of unamortized discount balance of $249 million) of 3.5%, preferred stock of 0.3% and common stock equity of 45.3%.

      Short-term Borrowings -- At March 31, 2004, US Holdings had outstanding short-term borrowings consisting of advances from affiliates of $175 million at a weighted average interest rate of 2.67%. At December 31, 2003, US Holdings had outstanding short-term advances from affiliates of $691 million at a weighted average interest rate of 2.92%. See Note 4 to Financial Statements for borrowings under arrangements entered into in April 2004.

      Credit Facilities -- At March 31, 2004, TXU Corp. and its US subsidiaries had credit facilities totaling $2.8 billion and expiring in 2005 and 2008, of which $2.1 billion was unused. These credit facilities support issuances of letters of credit and are available to TXU Energy and Oncor for borrowings. (See
Note 4 to Financial Statements for details of arrangements.)

      On April 26, 2004, a new $1.0 billion, 364-day credit facility was established for TXU Energy. Borrowings of $785 million under this new facility were advanced to affiliates. Amounts borrowed and repaid under the facility may not be re-borrowed.

      Sale of Receivables -- TXU Corp. has established an accounts receivable securitization program. The activity under this program is accounted for as a sale of accounts receivable in accordance with SFAS 140. Under the program, US subsidiaries of TXU Corp. (originators) sell trade accounts receivable to TXU Receivables Company, a consolidated wholly-owned bankruptcy remote direct subsidiary of TXU Corp., which sells undivided interests in the purchased accounts receivable for cash to special purpose entities established by financial institutions. All new trade receivables under the program generated by the originators are continuously purchased by TXU Receivables Company with the proceeds from collections of receivables previously purchased. Funding to US Holdings under the program at March 31, 2004 and December 31, 2003 totaled $497 million and $547 million, respectively. The decrease of $50 million primarily reflects seasonality. See Note 4 to Financial Statements for a more complete description of the program including the financial impact on earnings and cash flows for the periods presented and the contingencies that could result in termination of the program.

      Registered Financing Arrangements -- US Holdings and other subsidiaries of TXU Corp. may issue and sell additional debt and equity securities as needed, including issuances by US Holdings of up to $25 million of cumulative preferred stock and up to an aggregate of $924 million of additional cumulative preferred stock, debt securities and/or preferred securities of subsidiary trusts all of which are currently registered with the Securities and Exchange Commission for offering pursuant to Rule 415 under the Securities Act of 1933.

      Cash and Cash Equivalents -- Cash on hand totaled $390 million and $806 million at March 31, 2004 and December 31, 2003, respectively.

      Credit Ratings of TXU Corp. and its US Subsidiaries-- The current credit ratings for TXU Corp. and certain of its US subsidiaries are presented below:

                                              TXU Corp.        US Holdings     Oncor       TXU Energy
                                         ------------------ -----------------  -------  ---------------
                                         (Senior Unsecured) (Senior Unsecured)(Secured)(Senior Unsecured)

      S&P.........................            BBB-              BBB-           BBB            BBB
      Moody's.....................            Ba1               Baa3           Baa1           Baa2
      Fitch.......................            BBB-              BBB-           BBB+           BBB

      Moody's and Fitch currently maintain a stable outlook for TXU Corp., US Holdings, TXU Energy and Oncor. S&P currently maintains a negative outlook for each such entity.

      These ratings are investment grade, except for Moody's rating of TXU Corp.'s senior unsecured debt, which is one rating level below investment grade.

      A rating reflects only the view of a rating agency, and is not a recommendation to buy, sell or hold securities. Any rating can be revised upward or downward at any time by a rating agency if such rating agency decides that circumstances warrant such a change.

      Financial Covenants, Credit Rating Provisions and Cross Default Provisions -- The terms of certain financing arrangements of US Holdings and its subsidiaries contain financial covenants that require maintenance of specified fixed charge coverage ratios, shareholders' equity to total capitalization ratios and leverage ratios and/or contain minimum net worth covenants. TXU Energy's exchangeable preferred membership interests also limit its incurrence of additional indebtedness unless a leverage ratio and interest coverage test are met on a pro forma basis. See Note 1 to Financial Statements for discussion of subsequent events. As of March 31, 2004, US Holdings and its subsidiaries were in compliance with all such applicable covenants.

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

Credit Rating Covenants
-----------------------

      TXU Energy has provided a guarantee of the obligations under TXU Corp.'s lease (approximately $125 million at March 31, 2004) for its headquarters building. In the event of a downgrade of TXU Energy's credit rating to below investment grade, a letter of credit would need to be provided within 30 days of any such ratings decline.

      TXU Energy has entered into certain commodity contracts and lease arrangements that in some instances give the other party the right, but not the obligation, to request TXU Energy to post collateral in the event that its credit rating falls below investment grade.

      Based on its current commodity contract positions, if TXU Energy were downgraded below investment grade by any specified rating agency, counterparties would have the option to request TXU Energy to post additional collateral of approximately $174 million.

      In addition, TXU Energy has a number of other contractual arrangements where the counterparties would have the right to request TXU Energy post collateral. The amount TXU Energy would post under these transactions depends in part on the value of the contracts at that time and TXU Energy's rating by each of the three rating agencies. As of March 31, 2004, based on current contract values, the maximum TXU Energy would post for these transactions is $253 million. Of this amount, $233 million relates to one specific counterparty that requires all three rating agencies to downgrade TXU Energy to below investment grade.

      TXU Energy is also the obligor on leases aggregating $160 million. Under the terms of those leases, if TXU Energy's credit rating were downgraded to below investment grade by any specified rating agency, TXU Energy could be required to sell the assets, assign the leases to a new obligor that is investment grade, post a letter of credit or defease the leases.

      ERCOT also has rules in place to assure adequate credit worthiness for parties that schedule power on the ERCOT System. Under those rules, if TXU Energy's credit rating were downgraded to below investment grade by any specified rating agency, TXU Energy could be required to post collateral of approximately $16 million.

Cross Default Provisions
------------------------

      Certain financing arrangements of US Holdings contain provisions that would result in an event of default if there were a failure under other financing arrangements to meet payment terms or to observe other covenants that would result in an acceleration of payments due. Such provisions are referred to as "cross default" provisions.

      A default by US Holdings or any subsidiary thereof on financing arrangements in excess of $50 million would result in a cross default under the $1.4 billion US Holdings five-year revolving credit facility, the $400 million US Holdings credit facility and $30 million of TXU Mining senior notes (which have a $1 million cross default threshold).

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

      A default by TXU Corp. on indebtedness in excess of $50 million would result in a cross default under its $500 million five-year revolving credit facility and under its new $700 million credit facility.

      A default by TXU Energy or its subsidiaries on indebtedness of $50 million or more would result in a cross default under its new $1 billion 364-day credit facility.

      A default or similar event under the terms of the TXU Energy exchangeable preferred membership interests that results in the acceleration (or other mandatory repayment prior to the mandatory redemption date) of such security or the failure to pay such security at the mandatory redemption date would result in a default under TXU Energy's $1.25 billion senior unsecured notes. See subsequent event discussion in Note 1 to Financial Statements.

      TXU Energy has entered into certain mining and equipment leasing arrangements aggregating $113 million that would terminate upon the default of any other obligations of TXU Energy owed to the lessor. In the event of a default by TXU Mining, a subsidiary of TXU Energy, on indebtedness in excess of $1 million, a cross default would result under the $31 million TXU Mining leveraged lease and the lease could terminate.

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

      US Holdings and its subsidiaries have other arrangements, including leases with cross default provisions, the triggering of which would not result in a significant effect on liquidity.

      Long-term Contractual Obligations and Commitments -- There have been no significant changes in contractual cash obligations of US Holdings, since December 31, 2003 as disclosed in the 2003 Form 10-K.

OFF BALANCE SHEET ARRANGEMENTS

      See discussion above under Sale of Receivables and in Note 4 to Financial Statements.

COMMITMENTS AND CONTINGENCIES

      Guarantees -- See Note 6 to Financial Statements for details of contingencies, including guarantees.

REGULATION AND RATES

      Price-to-Beat Rates - Under the 1999 Restructuring Legislation, TXU Energy is required to continue to charge a "price-to-beat" rate established by the Commission to residential customers in the historical service territory. TXU Energy must continue to make price-to-beat rates available to small business customers, however, it may offer rates other than price-to-beat, since it met the requirements of the 40% threshold target calculation in December 2003. The price-to-beat rate can be adjusted upward or downward twice a year, subject to approval by the Commission, for changes in the market price of natural gas. TXU Energy filed a request with the Commission on March 25, 2004 to change the company's price-to-beat electricity prices for North Texas customers. The filing reflects the significant increase in the market price of natural gas since last summer. TXU Energy expects that the proposed increase will be approved by the Commission and implemented in the second quarter of 2004. This adjustment would raise an average monthly residential electric bill of a customer using 1,000 kilowatt hours by 3.4 percent or $3.39 per month. The Nymex index used to represent the market price of natural gas futures increased 7.9 percent between July 23, 2003 and March 25, 2004.

      Transmission Rates --On March 3, 2004, Oncor filed an annual request for interim update of its wholesale transmission rate. Oncor requested a total annualized revenue increase of $14 million. Approximately $8.5 million of this increase would be recovered from wholesale customers, with the remaining $5.5 million to be recovered from REPs through the retail transmission cost recovery factor (TCRF) of Oncor's distribution rate. Oncor's new wholesale transmission rate was approved by the Commission and became effective on April 15, 2004.

      In March 2004, the Commission approved an estimated annualized increase of $9 million in the TCRF component of Oncor's distribution rates charged to REPs. The effect of Oncor's wholesale transmission rate increase described in the preceding paragraph will be included in Oncor's September 2004 TCRF update. With respect to the impact on US Holdings' consolidated results, the higher TCRF results in reduced margin on TXU Energy's sales to those retail customers with pricing that does not provide for recovery of higher delivery fees, principally price-to-beat customers.

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

      Some important factors, in addition to others specifically addressed in this MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, that could have a material impact on US Holdings' operations, financial results and financial condition, and could cause TXU Corp.'s actual results or outcomes to differ materially from any projected outcome contained in any forward-looking statement in this report, include:

      The implementation of performance improvement initiatives identified by Mr. Wilder may not produce the desired results and may result in disruptions arising from employee displacements and the rapid pace of changes to organizational structure and operating practices and processes. The borrowing on short-term credit facilities entered into in April 2004 will need to be refinanced on a long-term basis if various strategic initiatives undertaken by TXU Corp. are not consummated.

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

      US Holdings' businesses are subject to changes in laws (including the Texas Public Utility Regulatory Act, as amended, the Federal Power Act, as amended, the Atomic Energy Act, as amended, the Public Utility Regulatory Policies Act of 1978, as amended, and the Public Utility Holding Company Act of 1935, as amended) and changing governmental policy and regulatory actions (including those of the Commission, the FERC and the NRC) with respect to matters including, but not limited to, operation of nuclear power facilities, construction and operation of other power generation facilities, construction and operation of transmission facilities, acquisition, disposal, depreciation, and amortization of regulated assets and facilities, recovery of purchased gas costs, decommissioning costs, and return on invested capital for US Holdings' regulated businesses, and present or prospective wholesale and retail competition.

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

      All but one of TXU Energy's facilities for power production are located in the ERCOT region, a market with limited interconnections to other markets. Electricity prices in the ERCOT region are correlated to gas prices because gas-fired plant is the marginal cost unit during the majority of the year in the ERCOT region. Accordingly, the contribution to earnings and the value of TXU Energy's base load power production is dependent in significant part upon the price of gas. TXU Energy cannot fully hedge the risk associated with dependency on gas because of the expected useful life of TXU Energy's power production assets and the size of its position relative to market liquidity.

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

      Although TXU Energy devotes a considerable amount of management time and effort to the establishment of risk management procedures as well as the ongoing review of the implementation of these procedures, the procedures it has in place may not always be followed or may not always function as planned and cannot eliminate all the risks associated with these activities.

      US Holdings might not be able to satisfy all of its guarantees and indemnification obligations, including those related to hedging and risk management activities, if they were to come due at the same time.

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

      In addition, as discussed in the 2003 Form 10-K and elsewhere in this report, the terms of certain financing and other arrangements contain provisions that are specifically affected by changes in credit ratings and could require the posting of collateral, the repayment of indebtedness or the payment of other amounts.

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

      US Holdings may not be able to obtain or maintain all required environmental regulatory approvals. If there is a delay in obtaining any required environmental regulatory approvals or if US Holdings fails to obtain, maintain or comply with any such approval, the operation of its facilities could be stopped or become subject to additional costs. Further, at some of TXU Energy's older facilities, including base load lignite and coal plants, it may be uneconomical for TXU Energy to install the necessary equipment, which may cause TXU Energy to shut down those facilities.

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

      Other REPs are allowed to offer electricity to US Holdings' residential customers at any price. The margin or "headroom" available in the price-to-beat rate for any REP equals the difference between the price-to-beat rate and the sum of delivery charges and the price that REP pays for power. Headroom may be a positive or a negative number. The higher the amount of positive headroom for competitive REPs in a given market, the more incentive those REPs would have to compete in providing retail electric services in that market, which may result in US Holdings losing customers to competitive REPs.

      The results of US Holdings' retail electric operations in the historical service territory is largely dependent upon the amount of headroom available to US Holdings and the competitive REPs in US Holdings' price-to-beat rate. Since headroom is dependent, in part, on power production and purchase costs, US Holdings does not know nor can it estimate the amount of headroom that it or other REPs will have in US Holdings' price-to-beat rate or in the price-to-beat rate for the affiliated REP in each of the other Texas retail electric markets.

      There is no assurance that future adjustments to US Holdings' price-to-beat rate will be adequate to cover future increases in its costs of electricity to serve its price-to-beat rate customers or that US Holdings' price-to-beat rate will not result in negative headroom in the future.

      In most retail electric markets outside the historical service territory, US Holdings' principal competitor may be the retail affiliate of the local incumbent utility company. The incumbent retail affiliates have the advantage of long-standing relationships with their customers. In addition to competition from the incumbent utilities and their affiliates, US Holdings may face competition from a number of other energy service providers, or other energy industry participants, who may develop businesses that will compete with US Holdings and nationally branded providers of consumer products and services. Some of these competitors or potential competitors may be larger and better capitalized than US Holdings. If there is inadequate margin in these retail electric markets, it may not be profitable for US Holdings to enter these markets.

      US Holdings depends on transmission and distribution facilities owned and operated by other utilities, as well as its own such facilities, to deliver the electricity it produces and sells to consumers, as well as to other REPs. If transmission capacity is inadequate, US Holdings' ability to sell and deliver electricity may be hindered, it may have to forgo sales or it may have to buy more expensive wholesale electricity that is available in the capacity-constrained area. In particular, during some periods transmission access is constrained to some areas of the Dallas-Fort Worth metroplex. US Holdings expects to have a significant number of customers inside these constrained areas. The cost to provide service to these customers may exceed the cost to provide service to other customers, resulting in lower headroom. In addition, any infrastructure failure that interrupts or impairs delivery of electricity to US Holdings' customers could negatively impact the satisfaction of its customers with its service.

      US Holdings offers its customers a bundle of services that include, at a minimum, the electric commodity itself plus transmission, distribution and related services. The prices US Holdings charges for this bundle of services or for the various components of the bundle, either of which may be fixed by contract with the customer for a period of time, could differ from US Holdings' underlying cost to obtain the commodities or services.

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

      As a result of the energy crisis in California during 2001, the recent volatility of natural gas prices in North America, the bankruptcy filing by Enron Corporation, accounting irregularities of public companies, and investigations by governmental authorities into energy trading activities, companies in the regulated and non-regulated utility businesses have been under a generally increased amount of public and regulatory scrutiny. Accounting irregularities at certain companies in the industry have caused regulators and legislators to review current accounting practices and financial disclosures. The capital markets and ratings agencies also have increased their level of scrutiny. Additionally, allegations against various energy trading companies of "round trip" or "wash" transactions, which involve the simultaneous buying and selling of the same amount of power at the same price and delivery location and provide no true economic benefit, power market manipulation and inaccurate power and commodity price reporting have had a negative effect on the industry. US Holdings believes that it is complying with all applicable laws, but it is difficult or impossible to predict or control what effect these events may have on US Holdings' financial condition or access to the capital markets. Additionally, it is unclear what laws and regulations may develop, and US Holdings cannot predict the ultimate impact of any future changes in accounting regulations or practices in general with respect to public companies, the energy industry or its operations specifically.

      The issues and associated risks and uncertainties described above are not the only ones US Holdings may face. Additional issues may arise or become material as the energy industry evolves.

FORWARD-LOOKING STATEMENTS

      This report and other presentations made by US Holdings and its subsidiaries (collectively, US Holdings) contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Although US Holdings believes that in making any such statement its expectations are based on reasonable assumptions, any such statement involves uncertainties and is qualified in its entirety by reference to the risks discussed above under "RISK FACTORS THAT MAY AFFECT FUTURE RESULTS" and factors contained in the Forward-Looking Statements section of Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in US Holdings' 2003 Form 10-K, that could cause the actual results of US Holdings to differ materially from those projected in such forward-looking statements.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Except as discussed below, the information required hereunder is not significantly different from the information set forth in Item 7A. Quantitative and Qualitative Disclosures About Market Risk included in the 2003 Form 10-K and is therefore not presented herein.

COMMODITY PRICE RISK

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

                                                                                     March 31,    December 31,
                                                                                       2004            2003
                                                                                    ----------    ------------

       Period-end MtM VaR.....................................................          $ 29           $ 15

       Average Month-end MtM VaR:.............................................          $ 21           $ 25

      Portfolio VaR -- Represents the estimated potential loss in value, due to changes in market conditions, of the entire energy portfolio, including owned generation assets, estimates of retail sales load and all contractual positions (the portfolio assets). The Portfolio VaR calculations represent a ten year view of owned assets based on the nature of their particular markets. If the life of an asset extends beyond the ten year duration period, the VaR calculation does not measure the associated risk inherent in the asset over its full life. Assumptions in determining the total Portfolio VaR include using a 95% confidence level and a five-day holding period and includes both mark-to-market and accrual positions.

                                                                                       March 31    December 31,
                                                                                        2004           2003
                                                                                      ---------    ------------
          Period-end Portfolio VaR............................................         $ 177          $ 199

          Average Month-end Portfolio VaR.....................................         $ 189          $ 181

      Other Risk Measures -- The metrics appearing below provide information regarding the effect of changes in energy market conditions on earnings and cash flow of TXU Energy.

      Earnings at Risk (EaR) -- EaR measures the estimated potential loss of expected pretax earnings for the year presented due to changes in market conditions. EaR metrics include the owned generation assets, estimates of retail load and all contractual positions except for accrual positions expected to be settled beyond the fiscal year. Assumptions include using a 95% confidence level over a five-day holding period under normal market conditions.

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

                                                                                March 31,        December 31,
                                                                                   2004              2003
                                                                                ---------        ------------

       EaR ..............................................................         $  31              $  15

       CFaR .............................................................         $  83              $  67


INTEREST RATE RISK

      See Note 4 to Financial Statements for a discussion of the issuance and retirement of debt since December 31, 2003.

CREDIT RISK

      Concentration of Credit Risk -- The exposure to credit risk from large business customers and hedging counterparties, excluding credit collateral, as of March 31, 2004, is $980 million net of standardized master netting contracts and agreements that provide the right of offset of positive and negative credit exposures with individual customers and counterparties. When considering collateral currently held by US Holdings (cash, letters of credit and other security interests), the net credit exposure is $836 million. Of this amount, approximately 81% of the associated exposure is with investment grade customers and counterparties, as determined using publicly available information including major rating agencies' published ratings and US Holdings' internal credit evaluation process. Those customers and counterparties without an S&P rating of at least BBB- or similar rating from another major rating agency are rated using internal credit methodologies and credit scoring models to estimate an S&P equivalent rating. US Holdings routinely monitors and manages its credit exposure to these customers and counterparties on this basis.

      The following table presents the distribution of credit exposure as of March 31, 2004, for trade accounts receivable from large business customers, commodity contract assets and other derivative assets that arise primarily from hedging activities, by investment grade and noninvestment grade, credit quality and maturity.

                                                                                 Exposure by Maturity
                                 Exposure                             -----------------------------------------
                                 before                                                     Greater
                                  Credit       Credit                 2 years or   Between   than 5
                                Collateral   Collateral  Net Exposure    less     2-5 years   years      Total
                                ----------   ----------  ------------    ----     ---------   -----      -----
Investment grade                 $   721       $   43       $ 678        $ 559       $ 66     $  53      $ 678
Noninvestment grade                  259          101         158          139         11         8        158
                                 -------       ------       -----        -----       ----     -----      -----
      Totals                     $   980       $  144       $ 836        $ 698       $ 77     $  61      $ 836
                                 =======       ======       =====        =====       ====     =====      =====

Investment grade                     74%          30%         81%
Noninvestment grade                  26%          70%         19%


      US Holdings had no exposure to any one customer or counterparty greater than 10% of the net exposure of $836 million at March 31, 2004. Additionally, approximately 83% of the credit exposure, net of collateral held, has a maturity date of two years or less. US Holdings does not anticipate any material adverse effect on its financial position or results of operations as a result of non-performance by any customer or counterparty.

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




                                PART II. OTHER INFORMATION
ITEM 6.                       EXHIBITS AND REPORTS ON FORM 8-K


               (a)      Exhibits provided as part of Part II are:

  Exhibits       Previously Filed*
  --------       ----------------        As
                     With File         Exhibit
                      Number           -------
                      ------

15                                                --    Letter from independent accountants as to unaudited interim financial information.

(31)           Rule 13a - 14(a)/15d - 14(a) Certifications.

31(a)                                             --    Certification of C. John Wilder, principal executive officer of TXU US Holdings Company, pursuant to Rule
                                                        13a-14(a)/15d-14(a) of the Securities Act of 1934, as
                                                        adopted pursuant to Section 302 of the Sarbanes-Oxley Act of
                                                        2002.

31(b)                                             --    Certification of H. Dan Farell, principal financial officer of TXU US Holdings Company, pursuant to Rule
                                                        13a-14(a)/15d-14(a) of the Securities Act of 1934, as
                                                        adopted pursuant to Section 302 of the Sarbanes-Oxley Act of
                                                        2002.

(32)           Section 1350 Certifications.

32(a)                                             --    Certification of C. John Wilder, principal executive officer of TXU US Holdings Company, pursuant to 18 U.S.C. Section
                                                        1350, as adopted pursuant to Section 906 of the
                                                        Sarbanes-Oxley Act of 2002.

32(b)                                             --    Certification of H. Dan Farell, principal financial officer of TXU US Holdings Company, pursuant to 18 U.S.C. Section
                                                        1350, as adopted pursuant to Section 906 of the
                                                        Sarbanes-Oxley Act of 2002.

(99)           Additional Exhibits

99                                                      Condensed Statements of Consolidated Income -
                                                        Twelve Months Ended March 31, 2004.


--------------------------

*        Incorporated herein by reference.


               (b)      Reports on Form 8-K furnished or filed since December 31, 2003:

                        Date of Report            Item Reported
                        --------------            -------------

               March 30, 2004                     Item 5.             Other Events and Regulation FD Disclosure
               April 26, 2004                     Item 5.             Other Events and Regulation FD Disclosure


                                    SIGNATURE


        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.



                             TXU US HOLDINGS COMPANY




                            By /s/ David H. Anderson
                               --------------------------------

                                   David H. Anderson
                               Vice President and Controller








Date: May 14, 2004