Form 10-Q
period 2004-06-30
TXU US HOLDINGS CO
filed 2004-08-13
CIK 710182

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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

                                    -- OR --

          ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                             -----------------------

                         Commission File Number 1-11668

                             TXU US Holdings Company


       Texas                                             75-1837355
(State of Incorporation)                   (I.R.S. Employer Identification No.)




1601 Bryan Street, Dallas TX, 75201-3411                 (214) 812-4600
(Address of Principal Executive Offices)       (Registrant's Telephone Number)
(Zip Code)
                             -----------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X   No
                                       ---     -----
Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act). Yes      No   X
                                                ---      ----

Common Stock outstanding at August 10, 2004: 2,062,768 Class A shares, without par value and 39,192,594 Class B shares, without par value.

-------------------------------------------------------------------------------

TABLE OF CONTENTS
---------------------------------------------------------------------------------------------------------------

                                                                                                            PAGE
                                                                                                            ----

Glossary ..........................................................................................          ii


PART I. FINANCIAL INFORMATION


            Item 1.  Financial Statements

                      Condensed Statements of Consolidated Income-
                      Three and Six Months Ended June 30, 2004 and 2003............................           1

                      Condensed Statements of Consolidated Comprehensive Income-
                      Three and Six Months Ended June 30, 2004 and 2003............................           2

                      Condensed Statements of Consolidated Cash Flows -
                      Six Months Ended June 30, 2004 and 2003......................................           3

                      Condensed Consolidated Balance Sheets -
                      June 30, 2004 and December 31, 2003..........................................           4

                      Notes to Condensed Financial Statements......................................           5

                      Report of Independent Registered Public Accounting Firm......................          25

             Item 2.  Management's Discussion and Analysis of Financial Condition
                      and Results of Operations....................................................          26

             Item 3.  Quantitative and Qualitative Disclosures About Market Risk...................          60

             Item 4.  Controls and Procedures......................................................          62

PART II. OTHER INFORMATION


             Item 1.  Legal Proceedings............................................................          63

             Item 6.  Exhibits and Reports on Form 8-K ............................................          63

SIGNATURE..........................................................................................          66


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


1999 Restructuring Legislation.................     Legislation that restructured the electric utility industry in Texas to provide for retail competition

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

Electric Delivery..............................     refers to TXU Electric Delivery Company, formerly Oncor
                                                    Electric Delivery Company, a subsidiary of US Holdings,
                                                    or Electric Delivery and its consolidated bankruptcy
                                                    remote financing subsidiary, TXU Electric Delivery
                                                    Transition Bond Company LLC, depending on context

Energy.........................................     refers to TXU Energy Company LLC, a subsidiary of US
                                                    Holdings, and/or its consolidated subsidiaries, depending on context

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

FIN 46.........................................     FIN No. 46, "Consolidation of Variable Interest Entities -
                                                    An Interpretation of ARB No. 51"

FIN 46R........................................     FIN No. 46 (Revised 2003), "Consolidation of Variable
                                                    Interest Entities - An Interpretation of ARB 51"

Fitch..........................................     Fitch Ratings, Ltd.

GWh............................................     Gigawatt-hours

Historical service territory...................     US Holdings' historical service territory, largely in north
                                                    Texas, at the time of entering retail competition on January
                                                    1, 2002

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

SG&A...........................................     selling, general and administrative

TXU Business Services..........................     TXU Business Services Company, a subsidiary of TXU Corp.

TXU Corp.......................................     refers to TXU Corp., a holding company, and/or its
                                                    consolidated subsidiaries, depending on context

TXU Gas........................................     TXU Gas Company, a subsidiary of TXU Corp.

TXU Mining.....................................     TXU Mining Company LP, a subsidiary of Energy

TXU Portfolio Management.......................     TXU Portfolio Management Company LP, a subsidiary of Energy

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

                          PART I. FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

                             TXU US HOLDINGS COMPANY
                   CONDENSED STATEMENTS OF CONSOLIDATED INCOME
                                   (Unaudited)

                                                                                Three Months Ended          Six Months Ended
                                                                                     June 30,                   June 30,
                                                                                ------------------         -------------
                                                                                2004         2003          2004         2003
                                                                                -----        -----         -----        ----
                                                                                             (millions of dollars)

Operating revenues...................................................           $2,297       $2,151        $4,426       $4,067
                                                                                ------       ------        ------       ------

Costs and expenses:
   Cost of energy sold and delivery fees.............................           1,009          931         1,913        1,768
   Operating costs..................................................              378          339           719          690
   Depreciation and amortization.....................................             171          162           357          344
   Selling, general and administrative expenses......................             218          198           409          387
   Franchise and revenue-based taxes.................................              85           88           170          181
   Other income......................................................             (18)         (17)          (20)         (26)
   Other deductions..................................................             280            1           299            3
   Interest income...................................................              (6)          (4)           (8)          (9)
   Interest expense and related charges..............................             154          156           299          308
                                                                                -----        -----         -----        -----
       Total costs and expenses......................................           2,271        1,854         4,138        3,646
                                                                                -----        -----         -----        -----

Income from continuing operations before income taxes, extraordinary
  gain and cumulative effect of changes in accounting principles.....              26          297           288          421

Income tax expense (benefit).........................................              (5)          96            77          130
                                                                                ------       -----         -----        -----

Income from continuing operations before extraordinary gain and
  cumulative effect of changes in accounting principles..............              31          201           211          291

Loss from discontinued operations, net of tax benefit (Note 3).......             (27)           -           (30)          (1)

Extraordinary gain, net of tax.......................................              16            -            16            -

Cumulative effect of changes in accounting principles, net of
  tax benefit (Note 2) ..............................................               -            -             -          (58)
                                                                                -----        -----         -----        ------
Net income...........................................................           $  20        $ 201         $ 197        $ 232

Preferred stock dividends............................................               -            2             1            4
                                                                                -----        -----         -----        -----

Net income available for common stock                                           $  20        $ 199         $ 196        $ 228
                                                                                -----        -----         -----        -----

See Notes to Financial Statements.

                             TXU US HOLDINGS COMPANY
            CONDENSED STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME
                                   (Unaudited)


                                                                                Three Months Ended          Six Months Ended
                                                                                     June 30,                   June 30,
                                                                                ------------------         -------------
                                                                                2004         2003          2004         2003
                                                                                -----        -----         -----        ----
                                                                                             (millions of dollars)
Components related to continuing operations:
   Income from continuing operations before extraordinary gains and
     cumulative effect of changes in accounting principle...................    $  31        $ 201         $ 211        $ 291
                                                                                -----         ----         -----        -----
   Other comprehensive income (loss), net of tax effects :
     Cash flow hedge activity--
        Net change in fair value of  derivatives  (net of tax benefit of
          $13, $11, $44 and $53).............................................     (17)         (20)          (75)         (98)
         Amounts realized in earnings during the period (net of tax expense
            of $5, $13, $8 and $39)..........................................       8           24            13           73
                                                                                -----        -----         -----        -----
              Total..........................................................      (9)           4           (62)         (25)
                                                                                ------       -----         ------       ------
Comprehensive income (loss) related to continuing operations.................      22          205           149          266
Comprehensive loss related to discontinued operations........................     (27)           -           (30)          (1)
Extraordinary gain net of tax................................................      16            -            16            -
Cumulative effect of changes in accounting principle, net of tax benefits....       -            -             -          (58)
                                                                                -----        -----         -----        -----
Comprehensive income (loss)..................................................   $  11        $ 205         $ 135        $ 207
                                                                                =====        =====         =====        =====

See Notes to Financial Statements.

                             TXU US HOLDINGS COMPANY
                 CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
                                   (Unaudited)

                                                                                              Six Months Ended
                                                                                                  June 30,
                                                                                              -----------------
                                                                                               2004      2003
                                                                                              ------    ------
                                                                                            (millions of dollars)
Cash flows - operating activities:
  Income from continuing operations before extraordinary gain and cumulative
    effect of changes in accounting principles....................................              $  211     $ 291
  Adjustments to reconcile income from continuing operations before extraordinary gain and cumulative effect of changes in accounting principles to cash provided by operating activities:
     Depreciation and amortization ...............................................                 387       381
     Deferred income taxes and investment tax credits - net ......................                 (70)      115
     Asset writedown charges......................................................                 189         -
     Net gain from sale of  assets................................................                 (18)      (21)
     Net effect of unrealized mark-to-market valuations of commodity contracts....                  31       (47)
     Increase (reduction) in regulatory liability.................................                   1       (78)
  Changes in operating assets and liabilities.....................................                  27        35
                                                                                                ------    ------
         Cash provided by operating activities....................................                 758       676
                                                                                                ------    ------

Cash flows - financing activities:
  Issuances of long-term debt.....................................................                 790     1,294
  Retirements/repurchases of securities:
     Long-term debt...............................................................                (235)     (490)
     Preferred stock of subsidiary, subject to mandatory redemption...............                   -        (5)
     Common stock.................................................................                   -      (250)
  Change in advances - affiliates.................................................              (2,793)      199
  Dividends paid to parent........................................................                (425)     (250)
  Change in notes payable - banks.................................................               1,675    (1,804)
  Preferred stock dividends paid..................................................                  (1)       (4)
  Redemption deposits applied to debt retirements.................................                   -       210
  Debt premium, discount, financing and reacquisition expenses....................                 (15)      (36)
                                                                                                -------   -------
         Cash provided by (used in) financing activities..........................              (1,004)   (1,136)
                                                                                                -------   -------

Cash flows - investing activities:
  Capital expenditures............................................................                (354)     (350)
  Nuclear fuel....................................................................                 (48)      (35)
  Proceeds from sale of business..................................................                 495        15
  Other...........................................................................                  20         4
                                                                                                ------    ------
         Cash provided by (used) in investing activities..........................                 113      (366)
                                                                                                ------    -------

Cash contributions to discontinued operations.....................................                  (2)        -
                                                                                                -------   ------

Net change in cash and cash equivalents...........................................                (135)     (826)

Cash and cash equivalents - beginning balance.....................................                 806     1,508
                                                                                                ------    ------

Cash and cash equivalents - ending balance........................................              $  671    $  682
                                                                                                ======    ======

See Notes to Financial Statements.

                    TXU US HOLDINGS COMPANY AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                                             June 30,       December 31,
                                                                                               2004                2003
                                                                                             -------           --------
                                                                                               (millions of dollars)
                                       ASSETS
Current assets:
   Cash and cash equivalents......................................................            $  671              $  806
   Restricted cash................................................................                23                  12
   Advances to affiliates.........................................................             2,314                   -
   Accounts receivable-- trade....................................................             1,178               1,001
   Inventories....................................................................               340                 415
   Commodity contract assets......................................................               596                 548
   Other current assets...........................................................               347                 258
                                                                                              ------              ------
        Total current assets......................................................             5,469               3,040
Investments:
   Restricted cash................................................................                14                  13
   Other investments..............................................................               653                 510
Property, plant and equipment-- net...............................................            16,283              16,677
Goodwill..........................................................................               542                 558
Regulatory assets-- net...........................................................             1,907               1,872
Commodity contract assets.........................................................               142                 109
Cash flow hedge and other derivative assets.......................................                34                  88
Assets held for sale..............................................................                23                  60
Other noncurrent assets...........................................................               174                 143
                                                                                              ------              ------
           Total assets...........................................................           $25,241             $23,070
                                                                                             =======             =======
             LIABILITIES, PREFERRED INTERESTS AND SHAREHOLDERS' EQUITY
Current liabilities:
   Advances from affiliates.......................................................           $     -              $  691
   Notes payable-- banks..........................................................             1,675                   -
   Long-term debt due currently...................................................               197                 249
   Accounts payable-- trade.......................................................             1,102                 775
   Commodity contract liabilities.................................................               550                 502
   Accrued taxes..................................................................               491                 414
   Other current liabilities......................................................               860                 784
                                                                                              ------              ------
        Total current liabilities.................................................             4,875               3,415
Accumulated deferred income taxes.................................................             3,222               3,403
Investment tax credits............................................................               415                 428
Commodity contract liabilities....................................................               101                  47
Cash flow hedge and other derivative liabilities..................................               242                 140
Liabilities held for sale.........................................................                 8                  11
Other noncurrent liabilities and deferred credits.................................             1,820               1,592
Long-term debt, less amounts due currently........................................             7,814               7,217
Preferred membership interests, held by TXU Corp. at June 30, 2004, net
  of discount of $246 and $253 (Note 4)...........................................               504                 497
                                                                                              ------              ------
        Total liabilities.........................................................            19,001              16,750
Contingencies (Note 6)
Shareholders' equity and preferred interests (Note 5):
  Preferred stock - not subject to mandatory redemption (Note 5)..................                38                  38
  Common stock without par value (Note 5):
     Class A - Authorized shares: - 9,000,000, Outstanding shares:-- 2,062,768....               102                 102
     Class B - Authorized shares: - 171,000,000, Outstanding shares-- 39,192,594..             1,949               1,949
  Retained earnings...............................................................             4,348               4,366
  Accumulated other comprehensive loss............................................              (197)               (135)
                                                                                              -------             -------
     Total common stock equity....................................................             6,202               6,282
                                                                                              ------              ------
       Total shareholders' equity and preferred interests.........................             6,240               6,320
                                                                                             -------              ------
         Total liabilities, preferred interests and shareholders' equity..........           $25,241             $23,070
                                                                                             =======             =======

  See Notes to Financial Statements.

                    TXU US HOLDINGS COMPANY AND SUBSIDIARIES
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

1.       SIGNIFICANT ACCOUNTING POLICIES AND BUSINESS

      Description of Business -- US Holdings is a subsidiary of TXU Corp. and is a holding company that conducts its principal operations through Energy and Electric Delivery. Energy engages in power production (electricity generation), retail and wholesale sales of electricity and natural gas, and commodity hedging and risk management activities. Electric Delivery engages in regulated electricity transmission and distribution operations. (See Note 7 for more information on business segments.)

      Strategic Initiatives and Other Actions - As previously reported, on February 23, 2004, C. John Wilder was named president and chief executive of TXU Corp. Mr. Wilder was formerly executive vice president and chief financial officer of Entergy Corporation. Mr. Wilder has been reviewing the operations of TXU Corp. and has formulated certain strategic initiatives and continues to develop others. Areas being reviewed include:

      o Performance in competitive markets, including profitability in new markets;
      o  Cost structure, including organizational alignments and headcount;
      o Management of natural gas price risk and cost effectiveness of the generation fleet; and
      o  Non-core business activities.

      As discussed immediately below, the effects of the implementation of the strategic initiatives as well as other actions taken to date have resulted in total charges of $276 million ($180 million after-tax) in the second quarter of 2004 and $293 million ($191 million after-tax) year-to-date, reported in other deductions, related to asset writedowns and employee severance.

      Charges recorded in the three-month and six-month periods ended June 30, 2004 and 2003 reported in other deductions are detailed in Note 8.

      Capgemini Energy Agreement

      On May 17, 2004, Energy and Electric Delivery each entered into a service agreement with a subsidiary of Cap Gemini North America Inc., Capgemini Energy LP (Capgemini), a new company initially providing business process support services to TXU Corp., but immediately implementing a plan to offer similar services to other utility companies. Under the ten-year agreement, over 2,500 TXU Corp. employees (including approximately 1,300 from US Holdings) transferred to Capgemini effective July 1, 2004. Outsourced base support services performed by Capgemini for a fixed fee include information technology, customer call center, billing and collections, human resources, supply chain and certain accounting activities.

      As part of the agreements, TXU Corp. provided Capgemini a royalty-free right, under an asset license arrangement, to use US Holdings' information technology assets, consisting primarily of capitalized software. A portion of the software was in development and had not yet been placed in service by US Holdings, and as a result of outsourcing its information technology activities, US Holdings no longer intends to develop the majority of these projects and from US Holdings' perspective the software is abandoned. The agreements with Capgemini do not require that any software in development be completed and placed in service. Consequently, the previously capitalized balance for these software projects was written off in the second quarter of 2004, resulting in a charge of $110 million ($72 million after-tax), reported in other deductions. The remaining assets, totaling $191 million, were transferred to a subsidiary of TXU Corp. at book value, which subsidiary holds the investment in Capgemini, in exchange for an interest in that subsidiary, which such interest is accounted for by US Holdings on the equity method.

      Also as part of the agreements, TXU Corp. agreed to indemnify Capgemini for severance costs incurred by Capgemini for former TXU Corp. employees terminated within 18 months of their transfer to Capgemini. Accordingly, US Holdings recorded a $38 million ($25 million after-tax) charge for severance expense in the second quarter of 2004, which represents a reasonable estimate of the indemnity and is reported in other deductions. The charge includes an allocation of severance related to TXU Business Services Company employees. In addition, TXU Corp. committed to pay up to $25 million for costs associated with transitioning the outsourced activities to Capgemini. The transition costs applicable to US Holdings are expected to be recorded during the remainder of 2004.

      Transfer and Sale of TXU Fuel Company
      -------------------------------------

      On April 30, 2004, Energy distributed the assets of TXU Fuel Company, its gas transportation subsidiary, to US Holdings. On June 2, 2004, US Holdings completed the sale of the assets of TXU Fuel Company to Energy Transfer Partners, L.P. for $500 million in cash. The intent to sell the business had been previously disclosed. The assets of TXU Fuel Company consisted of approximately 1,900 miles of intrastate pipeline and a total system capacity of
1.3 Bcf/day. As part of the transaction, Energy entered into a market-price based transportation agreement with the new owner to transport gas to Energy's generation plants. Because of the continuing involvement in the business through the transportation agreement, the pre-tax gain related to the sale of $377 million will be recognized over the eight-year life of the transportation agreement and the business has not been accounted for as a discontinued operation. The pre-tax gain is net of $16 million of Energy goodwill allocated to TXU Fuel Company.

      Generation Facility Closures and Inventory Write-Down
      -----------------------------------------------------

      In March 2004, Energy announced the planned permanent retirement, completed in the second quarter of 2004, of eight gas-fired operating units due to electric industry market conditions in Texas. Energy also temporarily closed four other gas-fired units and placed them under evaluation for retirement. The 12 units represent a total of 1,471 MW, or more than 13%, of Energy's gas-fired generation capacity in Texas. A majority of the 12 units were designated as "peaking units" and operated only during the summer for many years and have operated only sparingly during the last two years. Most of the units were built in the 1950's. Energy also determined that it will close its Winfield North Monticello lignite mine in Texas later this year as it is no longer economical to operate. The mine closure will result in the need to purchase coal to fuel the adjacent generation facility. A total charge of $8 million ($5 million after-tax) was recorded in the first quarter of 2004, reported in other deductions, for production employee severance costs ($7 million) and impairments related to the various facility closures ($1 million).

      As part of Energy's review of its generation asset portfolio, during the second quarter of 2004, Energy completed a review of its spare parts and equipment inventory to determine the appropriate level of such inventory. The review included nuclear, coal and gas-fired generation-related facilities. As a result of this review, Energy recorded a charge of $79 million ($51 million after-tax), reported in other deductions, to reflect excess inventory on hand and to write down carrying values to scrap values.

      Impairment of New Jersey Generation Facility
      --------------------------------------------

      In the second quarter of 2004, Energy initiated a plan to sell the Pedricktown, New Jersey 122 MW power production facility and exit the related power supply and gas transportation agreements. Accordingly, Energy recorded an impairment charge of $26 million ($17 million after-tax) to write down the facility to estimated fair market value. The results of the business are reported in discontinued operations as discussed in Note 3.

      Organizational Realignment and Headcount Reductions
      ----------------------------------------------------

      During the second quarter of 2004, management completed a comprehensive organizational review, including an analysis of staffing requirements. As a result, TXU Corp. completed a self-nomination severance program and finalized a plan for additional headcount reductions under an involuntary severance program. Accordingly, in the second quarter of 2004, US Holdings recorded severance charges totaling $50 million ($33 million after-tax), reported in other deductions.

      Preferred Membership Interests
      ------------------------------

      In April 2004, TXU Corp. purchased from the holders Energy's preferred membership interests with a liquidation value of $750 million. Energy's carrying amount of the security, which remains outstanding, is the $750 million liquidation amount less an approximate $246 million remaining unamortized discount and $31 million in unamortized debt issuance costs.

      See Note 4 for further detail of financing arrangements.

      Discontinued Businesses - Note 3 presents detailed information regarding the discontinued New Jersey generation operations, as well as a previously disclosed discontinued business. The condensed consolidated financial statements for all periods presented reflect the reclassification of the results of these businesses (for the periods they were consolidated) as discontinued operations.

       Basis of Presentation -- The condensed consolidated financial statements of US Holdings have been prepared in accordance with US GAAP and on the same basis as the audited financial statements included in its 2003 Form 10-K, except for the changes in estimates of depreciable lives of assets discussed below and the presentation of certain components as discontinued. In the opinion of management, all other adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results of operations and financial position have been included therein. All intercompany items and transactions have been eliminated in consolidation. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with US GAAP have been omitted pursuant to the rules and regulations of the SEC. Because the condensed consolidated interim financial statements do not include all of the information and footnotes required by US GAAP, they should be read in conjunction with the audited financial statements and related notes included in the 2003 Form 10-K. The results of operations for an interim period may not give a true indication of results for a full year.

      Certain reclassifications have been made to conform prior period data to the current period presentation. All dollar amounts in the financial statements and tables in the notes are stated in millions of dollars unless otherwise indicated.

      Depreciation of Energy Production Facilities -- Effective January 1, 2004, the estimates of the depreciable lives of lignite-fired generation facilities were extended an average of nine years to better reflect the useful lives of the assets, and depreciation rates for the Comanche Peak nuclear generating plant were decreased as a result of an increase in the estimated lives of boiler and turbine generator components of the plant by an average of five years. The net impact of these changes was a reduction in depreciation expense of $12 million and $22 million ($8 million and $14 million after-tax) in the three and six months, respectively, ended June 30, 2004.

      Effective April 1, 2003, the estimates of the depreciable lives of the Comanche Peak nuclear generating plant and several gas generation plants were extended to better reflect the useful lives of the assets. At the same time, depreciation rates were increased on lignite and gas generation facilities to reflect additional investments in equipment. The net impact of these changes was an additional reduction in depreciation expense of $12 million ($8 million after-tax) in the six months ended June 30, 2004.

      Changes in Accounting Standards -- FIN 46R was issued in December 2003 and replaced FIN 46, which was issued in January 2003. FIN 46R expands and clarifies the guidance originally contained in FIN 46, regarding consolidation of variable interest entities. FIN 46R did not impact results of operations or financial position for the first six months of 2004.

      The Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Medicare Act) was enacted in December 2003. TXU Corp. is accounting for the effects of the Medicare Act in accordance with FASB Staff Position 106-2. For the three and six months ended June 30, 2004, the effect of adoption of the Medicare Act was a reduction of approximately $6 million and $12 million, respectively, in Holding's postretirement benefit costs.

      Extraordinary gain -- An extraordinary gain of $16 million (net of tax of $9 million) in 2004 represents an increase in the carrying value of Electric Delivery's regulatory asset subject to securitization. The second and final tranche of the securitization bonds was issued in June 2004. The increase in the related regulatory asset, with a carrying value of $1.7 billion, is due to the effect of higher interest rates on the bonds and therefore increased amounts to be recovered from REPs through delivery fee surcharges to service the bonds.

2.    CUMULATIVE EFFECT OF CHANGES IN ACCOUNTING PRINCIPLES

      The following summarizes the effect on results for 2003, reported in the first quarter, of changes in accounting principles effective January 1, 2003:

     Charge from rescission of EITF 98-10, net of tax effect of $34 million...    $(63)
     Credit from adoption of SFAS 143, net of tax effect of $3 million........       5
                                                                                  ---
          Total net charge............................................            $(58)
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

      The following table summarizes the impact as of January 1, 2003 of adopting SFAS 143:

     Increase in property, plant and equipment - net.................    $488
     Increase in other noncurrent liabilities and deferred credits...    (528)
     Increase in accumulated deferred income taxes...................     (3)
     Increase in regulatory assets - net.............................     48
                                                                         ----
     Cumulative effect of change in accounting principles............    $  5
                                                                         ====

      The asset retirement liability at June 30, 2004 was $607 million, comprised of a $599 million liability as of December 31, 2003, $20 million of accretion during the six months ended June 30, 2004, reduced by $12 million in reclamation payments.

      With respect to nuclear decommissioning costs, for US Holdings the adoption of SFAS 143 results in timing differences in the recognition of asset retirement costs that are being recovered through the regulatory process.

3.    DISCONTINUED OPERATIONS

      The following summarizes the historical consolidated financial information of the various businesses reported as discontinued operations:



                                                     Three Months Ended June 30, 2004     Six Months Ended June 30, 2004
                                                   -----------------------------------  ---------------------------------
                                                    Strategic                           Strategic
                                                     Retail                              Retail
                                                    Services     Pedricktown     Total  Services    Pedricktown      Total
                                                    --------     -----------     -----  --------    -----------      -----

   Operating revenues...............................   $   4       $   8        $  12      $  10       $  19         $  29
   Operating costs and expenses.....................       5           9           14         12          22            34
   Other deductions (income) - net..................      10           -           10         10           -            10
                                                       -----       -----        -----      -----       -----         -----
   Operating income (loss) before income taxes......     (11)         (1)         (12)       (12)         (3)          (15)
   Income tax expense (benefit).....................      (3)          -           (3)        (5)         (1)           (6)
   Operating income (loss)..........................      (8)         (1)          (9)        (7)         (2)           (9)
   Charge related to exit (after-tax)...............      (1)        (17)         (18)        (4)        (17)          (21)
                                                       ------      ------       ------     ------      ------        ------
        Income (loss) from discontinued operations..   $  (9)      $ (18)       $ (27)     $ (11)      $ (19)        $ (30)
                                                       ------       -----        -----      -----       -----         -----


                                                     Three Months Ended June 30, 2003     Six Months Ended June 30, 2003
                                                   ----------------------------------  -----------------------------------
                                                    Strategic                           Strategic
                                                    Retail                               Retail
                                                    Services    Pedricktown     Total   Services     Pedricktown      Total
                                                    --------    -----------     -----   --------     -----------      -----
   Operating revenues...............................   $  28       $   5        $  33      $  43       $   8         $  51
   Operating costs and expenses.....................      26           7           33         41          11            52
                                                       -----       -----        -----      -----       -----         -----
   Operating income (loss) before income taxes......       2          (2)           -          2          (3)           (1)
   Income tax expense (benefit).....................       1          (1)           -          1          (1)            -
   Operating income (loss)..........................       1          (1)           -          1          (2)           (1)
                                                       -----       ------       -----      -----       ------        ------
        Income (loss) from discontinued operations..   $   1       $  (1)       $   -      $   1       $  (2)        $  (1)
                                                        ----        -----        ----       ----        -----         -----

      Pedricktown - In the second quarter of 2004, Energy initiated a plan to sell the Pedricktown, New Jersey 122 MW power production facility (previously reported in the Energy segment) and exit the related power supply and gas transportation agreements. Accordingly, results for the second quarter of 2004 include a $17 million after-tax charge to write down the facility to estimated fair market value.

      Strategic Retail Services - In December 2003, Energy finalized a formal plan to sell its strategic retail services business (previously reported in the Energy segment), which is engaged principally in providing energy management services. Energy expects to substantially complete the sales of these operations to various parties by year-end 2004. Results for 2004 reflect a $9 million ($6 million after-tax) charge recorded in the second quarter to settle a contract dispute.

      Balance sheet - The following details the assets and liabilities held for sale:

                                                                                 June 30, 2004
                                                                      ----------------------------------
                                                                      Strategic
                                                                       Retail
                                                                      Services    Pedricktown     Total
                                                                      --------    -----------     -----
   Current assets...........................................            $   3        $   2        $   5
   Investments..............................................                2            -            2
   Property, plant and equipment............................                1           15           16
                                                                        -----        -----        -----
        Total...............................................            $   6        $  17        $  23
                                                                        =====        =====        =====

   Current liabilities......................................            $   -        $   4        $   4
   Noncurrent liabilities...................................                -            4            4
                                                                        -----        -----        -----
        Total...............................................            $   -        $   8        $   8
                                                                        =====        =====        =====

4.    FINANCING ARRANGEMENTS

      Short-term Borrowings -- At June 30, 2004, US Holdings had outstanding short-term borrowings consisting of bank borrowings of $1.7 billion at a weighted average interest rate of 3.01% and advances from affiliates of $2.3 billion at a weighted average interest rate of 2.86%. At December 31, 2003, US Holdings had outstanding short-term advances from affiliates of $691 million at a weighted average interest rate of 2.92%.

       Credit Facilities -- At June 30, 2004, TXU Corp. and its subsidiaries had credit facilities (some of which provide for long-term borrowings) as follows:

----------------------------------------------------------------------------------------------------------------
                                                                                At June 30, 2004
                                                                  ----------------------------------------------
                                     Expiration    Authorized     Facility  Letters of   Cash
             Facility                   Date       Borrowers       Limit     Credit    Borrowings   Availability
----------------------------------------------------------------------------------------------------------------
364-day Credit Facility             April 2005   TXU Corp.         $  700    $   --       $  700       $   --
----------------------------------------------------------------------------------------------------------------
364-day Credit Facility             April 2005   Energy             1,000        --        1,000           --
----------------------------------------------------------------------------------------------------------------
364-day Credit Facility             April 2005   TXU Gas              300        --          300           --
----------------------------------------------------------------------------------------------------------------
                                                 Energy, Electric
364-day Credit Facility             June 2005      Delivery           600        --           --          600
----------------------------------------------------------------------------------------------------------------
Three-Year Revolving Credit                       Energy, Electric
Facility                            June 2007      Delivery         1,400        --          675          725
----------------------------------------------------------------------------------------------------------------
Five-Year Revolving Credit
Facility                            August 2008  TXU Corp.            500       465           --           35
----------------------------------- ------------ ---------------- --------- ---------- ------------ ------------
Five-Year Revolving Credit                       Energy, Electric
Facility                            June 2009      Delivery           500        --           --          500
                                                                   ------    ------       ------       ------
----------------------------------------------------------------------------------------------------------------
      Total                                                        $5,000    $  465       $2,675       $1,860
                                                                   ======    ======       ======       ======
----------------------------------------------------------------------------------------------------------------

      In June 2004, US Holdings, Energy and Electric Delivery replaced $2.25 billion of credit facilities scheduled to mature in 2005 with $2.5 billion of credit facilities maturing in June 2005, 2007 and 2009. These new facilities are used for working capital and general corporate purposes and provide back-up for any future issuances of commercial paper by Energy or Electric Delivery. At June 30, 2004, there was no such commercial paper outstanding.

      In April 2004, Energy entered into a $1.0 billion, 364-day credit facility. At June 30, 2004, the facility was fully drawn and borrowings had been advanced to affiliates. In July 2004, this facility was repaid with proceeds from Energy's issuance of $800 million floating rate senior notes and advances from affiliates and subsequently terminated.

      TXU Corp.'s $500 million five-year revolving credit facility provides for up to $500 million in letters of credit and/or up to $250 million of loans ($500 million in the aggregate). To the extent capacity is available under this facility; it may be made available to US Holdings, Energy or Electric Delivery for borrowings, letters of credit or other purposes.

      Sale of Receivables -- TXU Corp. has established an accounts receivable securitization program. The activity under this program is accounted for as a sale of accounts receivable in accordance with SFAS 140. Under the program, subsidiaries of TXU Corp. (originators) sell trade accounts receivable to TXU Receivables Company, a consolidated wholly-owned bankruptcy remote direct subsidiary of TXU Corp., which sells undivided interests in the purchased accounts receivable for cash to special purpose entities established by financial institutions (the funding entities). As of June 30, 2004, $496 million of undivided interests in US Holdings' accounts receivable had been sold by TXU Receivables Company. Effective June 30, 2004, the program was extended through June 28, 2005. Additionally, the extension allows for increased availability of funding through a credit ratings-based reduction of customer deposits previously used to reduce the amount of undivided interests that could be sold. Undivided interests will now be reduced by 100% of the customer deposit for a Baa3/BBB-rating; 50% for a Baa2/BBB rating; and zero % for a Baa1/BBB+ and above rating (based on each originator's credit rating).

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

      The discount from face amount on the purchase of receivables principally funds program fees paid by TXU Receivables Company to the funding entities, as well as a servicing fee paid by TXU Receivables Company to TXU Business Services, a direct subsidiary of TXU Corp. The program fees (losses on sale), which consist primarily of interest costs on the underlying financing, were approximately $5 million and $6 million for the six-month periods ending June 30, 2004 and 2003, respectively, and approximated 2.1% and 3.6% for the first six months of 2004 and 2003, respectively, of the average funding under the program on an annualized basis; these fees represent the net incremental costs of the program to US Holdings and are reported in SG&A expenses. The servicing fee, which totaled approximately $2 million and $3 million for the first six months of 2004 and 2003, respectively, compensates TXU Business Services for its services as collection agent, including maintaining the detailed accounts receivable collection records.

      The June 30, 2004 balance sheet reflects $892 million face amount of trade accounts receivable of Energy and Electric Delivery, reduced by $496 million of undivided interests sold by TXU Receivables Company. Funding under the program decreased $51 million for the six months ended June 30, 2004. Funding under the program for the six months ended June 30, 2003 increased $31 million. Funding increases or decreases under the program are reflected as operating cash flow activity in the statement of cash flows. The carrying amount of the retained interests in the accounts receivable approximated fair value due to the short-term nature of the collection period.

      Activities of TXU Receivables Company related to US Holdings for the six months ended June 30, 2004 and 2003 were as follows:

                                                                                    Six Months Ended June 30,
                                                                                   ---------------------------
                                                                                       2004           2003
                                                                                      ------         ------
Cash collections on accounts receivable......................................         $ 3,316        $3,227
Face amount of new receivables purchased.....................................          (3,194)       (2,863)
Discount from face amount of purchased receivables...........................               7             9
Program fees paid............................................................              (5)           (6)
Servicing fees paid..........................................................              (2)           (3)
Increase (decrease) in subordinated notes payable............................             (71)         (395)
                                                                                      -------        ------
     US Holdings' operating cash flows (provided) used under the program.....         $    51        $  (31)
                                                                                      =======        =======

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

      The delinquency and dilution ratios exceeded the relevant thresholds during the first four months of 2003, but waivers were granted. These ratios were affected by issues related to the transition to competition. Certain billing and collection delays arose due to implementation of new systems and processes within Energy and ERCOT for clearing customers' switching and billing data. Strengthened credit and collection policies and practices have brought the ratios into consistent compliance with the program requirement.

      Under terms of the receivables sale program, all the originators are required to maintain specified fixed charge coverage and leverage ratios (or supply a parent guarantor that meets the ratio requirements). The failure, by an originator or its parent guarantor, if any, to maintain the specified financial ratios would prevent that originator from selling its accounts receivable under the program. If all the originators and the parent guarantor, if any, fail to maintain the specified financial ratios so that there are no eligible originators, the facility would terminate.

      Long-Term Debt -- At June 30, 2004 and December 31, 2003, the long-term debt of US Holdings and its consolidated subsidiaries consisted of the following:


                                                                                             June 30,    December 31,
                                                                                               2004         2003
                                                                                           ---------   -------------
  Energy
  ------
    Pollution Control Revenue Bonds:
       Brazos River Authority:
       3.000% Fixed Series 1994A due May 1, 2029, remarketing date May 1, 2005(a).......... $    39       $    39
       5.400% Fixed Series 1994B due May 1, 2029, remarketing date May 1, 2006(a)..........      39            39
       5.400% Fixed Series 1995A due April 1, 2030, remarketing date May 1, 2006(a)........      50            50
       5.050% Fixed Series 1995B due June 1, 2030, remarketing date June 19, 2006(a).......     118           118
       7.700% Fixed Series 1999A due April 1, 2033.........................................     111           111
       6.750% Fixed Series 1999B due September 1, 2034, remarketing date April 1, 2013(a)..      16            16
       7.700% Fixed Series 1999C due March 1, 2032.........................................      50            50
       4.950% Fixed Series 2001A due October 1, 2030, remarketing date April 1, 2004(a)....      --           121
       4.750% Fixed Series 2001B due May 1, 2029, remarketing date November 1, 2006(a).....      19            19
       5.750% Fixed Series 2001C due May 1, 2036, remarketing date November 1, 2011(a).....     274           274
       1.140% Floating Series 2001D due May 1, 2033........................................     271           271
       1.380% Floating Taxable Series 2001I due December 1, 2036(b)........................      63            63
       1.100% Floating Series 2002A due May 1, 2037(b).....................................      61            61
       6.750% Fixed Series 2003A due April 1, 2038, remarketing date April 1, 2013(a)......      44            44
       6.300% Fixed Series 2003B due July 1, 2032..........................................      39            39
       6.750% Fixed Series 2003C due October 1, 2038.......................................      72            72
       5.400% Fixed Series 2003D due October 1, 2029, remarketing date October 1, 2014(a)..      31            31

      Sabine River Authority of Texas:
       6.450% Fixed Series 2000A due June 1, 2021..........................................      51            51
       5.500% Fixed Series 2001A due May 1, 2022, remarketing date November 1, 2011(a).....      91            91
       5.750% Fixed Series 2001B due May 1, 2030, remarketing date November 1, 2011(a).....     107           107
       5.800% Fixed Series 2003A due July 1, 2022..........................................      12            12
       6.150% Fixed Series 2003B due August 1, 2022........................................      45            45

      Trinity River Authority of Texas:
       6.250% Fixed Series 2000A due May 1, 2028...........................................      14            14
       5.000% Fixed Series 2001A due May 1, 2027, remarketing date November 1, 2006(a).....      37            37

    Other:
    6.875% TXU Mining Fixed Senior Notes due August 1, 2005................................      30            30
    6.125% Fixed Senior Notes due March 15, 2008(c)........................................     250           250
    7.000% Fixed Senior Notes due March 15, 2013(c)........................................   1,000         1,000
    Capital lease obligations..............................................................      12            13
    Other..................................................................................       2             8
    Fair value adjustments related to interest rate swaps..................................      (4)           11
    Unamortized discount...................................................................      --            (2)
                                                                                            -------        ------
        Total Energy ......................................................................   2,944         3,085

Electric Delivery
    8.250% Fixed First Mortgage Bonds due April 1, 2004....................................      --           100
    6.250% Fixed First Mortgage Bonds due October 1, 2004..................................     121           121
    6.750% Fixed First Mortgage Bonds due July 1, 2005.....................................      92            92
    7.625% Fixed First Mortgage Bonds due July 1, 2025.....................................     215           215
    7.375% Fixed First Mortgage Bonds due October 1, 2025..................................     178           178
    6.375% Fixed Senior Secured Notes due May 1, 2012(c)...................................     700           700
    7.000% Fixed Senior Secured Notes due May 1, 2032......................................     500           500
    6.375% Fixed Senior Secured Notes due January 15, 2015.................................     500           500
    7.250% Fixed Senior Secured Notes due January 15, 2033.................................     350           350
    5.000% Fixed Debentures due September 1, 2007(c).......................................     200           200
    7.000% Fixed Debentures due September 1, 2022..........................................     800           800
    Unamortized discount...................................................................     (26)          (30)


                                                                                               June 30,    December 31,
                                                                                                 2004         2003
                                                                                             ----------   -------------
TXU Electric Delivery Transition Bond Company LLC (e)
-----------------------------------------------------

    2.260% Fixed Series 2003 Bonds due in bi-annual installments through February 15, 2007...     95          103
    4.030% Fixed Series 2003 Bonds due in bi-annual installments through February 15, 2010...    122          122
    4.950% Fixed Series 2003 Bonds due in bi-annual installments through February 15, 2013...    130          130
    5.420% Fixed Series 2003 Bonds due in bi-annual installments through August 15, 2015.....    145          145
    3.520% Fixed Series 2004 Bonds due in bi-annual installments through November 15, 2009...    279           --
    4.810% Fixed Series 2004 Bonds due in bi-annual installments through November 15, 2012...    221           --
    5.290% Fixed Series 2004 Bonds due in bi-annual installments through May 15, 2016........    290           --
                                                                                              ------       ------
       Total TXU Electric Delivery Transition Bond Company LLC...............................  1,282          500
                                                                                              -------      ------
       Total Electric Delivery...............................................................  4,912        4,226

US Holdings
    7.170% Fixed Senior Debentures due August 1, 2007........................................     10           10
    9.580% Fixed Notes due in bi-annual installments through December 4, 2019................     70           70
    8.254% Fixed Notes due in quarterly installments through December 31, 2021...............     66           66
    1.979% Floating Rate Junior Subordinated Debentures, Series D due January 30, 2037(d)....      1            1
    8.175% Fixed Junior Subordinated Debentures, Series E due January 30, 2037...............      8            8
                                                                                              ------       ------
        Total US Holdings ...................................................................    155          155

Total US Holdings consolidated...............................................................  8,011        7,466

Less amount due currently....................................................................    197          249
                                                                                              ------       ------

Total long-term debt......................................................................... $7,814       $7,217
                                                                                              ======       ======

--------------

   (a) These series are in the multiannual mode and are subject to mandatory tender prior to maturity on the mandatory remarketing date. On such date, the interest rate and interest rate period will be reset for the bonds.
   (b) Interest rates in effect at June 30, 2004. These series are in a flexible or weekly rate mode and are classified as long-term as they are supported by long-term irrevocable letters of credit. Series in the flexible mode will be remarketed for periods of less than 270 days.
   (c) Interest rates swapped to floating on an aggregate $1.7 billion principal amount.
   (d) Interest rates in effect at June 30, 2004.
   (e) These bonds are nonrecourse to Electric Delivery.

      In July 2004, Energy issued $800 million of floating rate senior notes in a private placement offering. The net proceeds of $798 million were used to repay, in part, borrowings outstanding under its fully drawn $1.0 billion 364 day credit facility. The Notes will bear interest at an annual rate equal to 3-month LIBOR, reset quarterly, plus 0.78% and will mature on January 17, 2006.

      In July 2004, Energy announced its intent to redeem at par value $101 million of Brazos River Authority Pollution Control Revenue Bonds by September 2004, before their scheduled maturity pursuant to terms in the bond documents that provide for redemption at par upon the occurrence of certain events.

      In June 2004, Electric Delivery's wholly-owned, special purpose bankruptcy-remote subsidiary, TXU Electric Delivery Transition Bond Company LLC, issued $790 million aggregate principal amount of transition (securitization) bonds in accordance with a settlement agreement with the Commission and a financing order related to the transition to competition. The bonds were issued in three classes that require bi-annual interest and principal installment payments beginning in November 2004 through specified dates in 2009 through 2016. The transition bonds bear interest at fixed annual rates ranging from 3.52% to 5.29%. Electric Delivery used the proceeds to retire, subsequent to June 30, 2004, two series of mortgage bonds with an aggregate principal amount of $393 million due in 2025 and to repurchase shares of common stock from US Holdings for $375 million. US Holdings used the proceeds it received to repay short-term borrowings. As a result of the retirement of these two series of mortgage bonds, Electric Delivery will be able to release the liens on its outstanding senior secured notes, making them rank equally with Electric Delivery's other senior unsecured debt. No decision has been made as to the timing of such release.

      In April 2004, the Brazos River Authority Series 2001A pollution control revenue bonds with an aggregate principal amount of $121 million were purchased upon mandatory tender. Energy intends to remarket these bonds at a later date.

      Other retirements of long-term debt in 2004 totaling $115 million represent payments at scheduled maturity dates.

      Fair Value Hedges -- At June 30, 2004, $1.65 billion of fixed rate debt was effectively converted to variable rates through interest rate swap transactions, accounted for as fair value hedges, expiring through 2013. In August 2004, fixed-to-variable swaps related to $1.2 billion of such debt were settled for a gain of $8 million, which will be amortized to offset interest expense over the remaining life of the related debt.

      In April 2004, fixed-to-variable interest rate swaps related to $100 million of debt were settled for a gain of $3.5 million, which will be amortized to offset interest expense over the remaining life of the debt. In March 2004, fixed-to-variable interest rate swaps related to $400 million of debt were settled for a gain of $18 million, which will also be amortized to offset interest expense over the remaining life of the related debt.

      Preferred Membership Interests -- In July 2003, Energy exercised its right to exchange its $750 million 9% Exchangeable Subordinated Notes issued in November 2002 and due November 2012 for exchangeable preferred membership interests with identical economic and other terms. The preferred membership interests bear distributions at the annual rate of 9% and permit the deferral of such distributions. The holders of the preferred membership interests had the option to exchange these interests at any time, subject to certain restrictions, for up to approximately 57 million shares of TXU Corp. common stock at an exchange price of $13.1242 per share. At issuance of the notes that were subsequently exchanged for the preferred membership interests, Energy recognized a capital contribution from TXU Corp. and a corresponding discount on the securities of $266 million, which represented the value of the exchange right as TXU Corp. granted an irrevocable right to exchange the securities for TXU Corp. common stock. This discount is being amortized to interest expense and related charges over the term of the securities. As a result, the effective distribution rate on the preferred membership interests is 16.2%. In April 2004, TXU Corp. purchased these mandatorily redeemable securities from the holders, as discussed in Note 1, and as a result the securities effectively represent Energy debt held by TXU Corp.

5.    SHAREHOLDERS' EQUITY

      At June 30, 2004, US Holdings had 379,231 shares of cumulative, preferred stock without par value outstanding with dividend rates ranging from $4.00 to $5.08 per share. The preferred stock can be redeemed at prices ranging from $101.70 per share to $112.00 per share. The preferred stock is not mandatorily redeemable.

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

      Certain debt instruments and preferred securities of US Holdings and its subsidiaries contain provisions that restrict payment of dividends during any interest or distribution payment deferral period or while any payment default exists. An Electric Delivery mortgage restricts the payment of dividends to the amount of Electric Delivery's retained earnings. At June 30, 2004, US Holdings and its subsidiaries were in compliance with these provisions.

      US Holdings declared a cash dividend of $212 million to TXU Corp. in November 2003 which was paid in January 2004. In February 2004, US Holdings declared a dividend of $212.5 million which was paid to TXU Corp. in April 2004. In June 2004, US Holdings declared a dividend of $175 million which was paid to TXU Corp. in July 2004.

6.    CONTINGENCIES

      Request from CFTC - In October 2003, TXU Corp. received an informal request for information from the US Commodity Futures Trading Commission (CFTC) seeking voluntary production of information concerning disclosure of price and volume information furnished by TXU Portfolio Management, a subsidiary of Energy, to energy industry publications. The request sought information for the period from January 1, 1999 to October 2003. TXU Corp. cooperated with the CFTC, and complied with its request for such information. On May 12, 2004, TXU Corp. received notice from the CFTC that the CFTC had closed its investigation of TXU Corp. and its subsidiaries related to disclosure of price and volume information.

      In a similar, but unrelated matter, on April 13, 2004, the CFTC issued a subpoena requiring TXU Corp. to produce information about storage of natural gas, including weekly and monthly storage reports to the Energy Information Administration submitted by TXU Fuel Company and TXU Gas. This request seeks information for the period of October 31, 2003 through January 2, 2004. TXU Corp. has cooperated with the CFTC by producing the requested information and believes that TXU Gas and TXU Fuel Company have not engaged in any activity that would justify action against them by the CFTC.

      Guarantees -- US Holdings has entered into contracts that contain guarantees to outside parties that could require performance or payment under certain conditions. These guarantees have been grouped based on similar characteristics and are described in detail below.

      Project development guarantees -- In 1990, US Holdings repurchased an electric co-op's minority ownership interest in the Comanche Peak nuclear generation plant and assumed the co-op's indebtedness to the US government for the facilities. US Holdings is making principal and interest payments to the co-op in an amount sufficient for the co-op to make payments on its indebtedness. US Holdings guaranteed the co-op's payments, and in the event that the co-op fails to make its payments on the indebtedness, the US government would assume the co-op's rights under the agreement, and such payments would then be owed directly by US Holdings. At June 30, 2004, the balance of the indebtedness was $135 million with maturities of principal and interest extending to December 2021. The indebtedness is secured by a lien on the purchased facilities.

      Residual value guarantees in operating leases -- US Holdings is the lessee under various operating leases, entered into prior to January 1, 2003 that obligate it to guarantee the residual values of the leased facilities. At June 30, 2004, the aggregate maximum amount of residual values guaranteed was approximately $246 million with an estimated residual recovery of approximately $150 million. The average life of the lease portfolio is approximately six years.

      Debt obligations of the parent-- Energy has provided a guarantee of the obligations under TXU Corp.'s finance lease (approximately $125 million at June 30, 2004) for its headquarters building.

      Shared saving guarantees -- As part of the operations of the strategic retail services business, which Energy intends to sell (see Note 3), Energy has guaranteed that certain customers will realize specified annual savings resulting from energy management services it has provided. In aggregate, the average annual savings have exceeded the annual savings guaranteed. The maximum potential annual payout is approximately $6 million and the maximum total potential payout is approximately $49 million. No guarantees were issued during the six months ended June 30, 2004 that required recording a liability. The fair value of guarantees recorded as of June 30, 2004 was $1.8 million with a maximum potential payout of $42 million. The average remaining life of the portfolio is approximately nine years. These guarantees will be transferred or eliminated as part of expected transactions for the sale of the strategic retail services business.

      Letters of credit -- Energy has entered into various agreements that require letters of credit for financial assurance purposes. Approximately $403 million of letters of credit were outstanding at June 30, 2004 to support existing floating rate pollution control revenue bond debt of approximately $395 million. The letters of credit are available to fund the payment of such debt obligations. These letters of credit expire in 2008.

      US Holdings has outstanding letters of credit in the amount of $12 million for miscellaneous credit support requirements. Although the average life of the letters of credit is for approximately one year, the obligation to provide guarantees is ongoing.

      Energy has outstanding letters of credit in the amount of $50 million to support hedging and risk management margin requirements in the normal course of business. As of June 30, 2004, approximately 77% of the obligations supported by these letters of credit mature within one year, and substantially all of the remainder mature in the next six years.

      Surety bonds -- US Holdings has outstanding surety bonds of approximately $30 million to support performance under various subsidiary contracts and legal obligations in the normal course of business. The term of the surety bond obligations is approximately one year.

      Other -- US Holdings has entered into contracts with public agencies to purchase cooling water for use in the generation of electric energy and has agreed, in effect, to guarantee the principal, $12 million at June 30, 2004, and interest on bonds issued by the agencies to finance the reservoirs from which the water is supplied. The bonds mature at various dates through 2011 and have interest rates ranging from 5.50% to 7%. US Holdings is required to make periodic payments equal to such principal and interest, including amounts assumed by a third party and reimbursed to US Holdings. In addition, US Holdings is obligated to pay certain variable costs of operating and maintaining the reservoirs. US Holdings has assigned to a municipality all its contract rights and obligations in connection with $8 million remaining principal amount of bonds at June 30, 2004, issued for similar purposes, which had previously been guaranteed by US Holdings. US Holdings is, however, contingently liable in the event of default by the municipality.

      Legal Proceedings -- On July 7, 2003, a lawsuit was filed by Texas Commercial Energy (TCE) in the United States District Court for the Southern District of Texas, Corpus Christi Division, against Energy and certain of its subsidiaries, as well as various other wholesale market participants doing business in ERCOT, claiming generally that defendants engaged in market manipulation, in violation of antitrust and other laws, primarily during the period of extreme weather conditions in late February 2003. An amended complaint was filed in February 2004 that joined additional, unaffiliated defendants. Three retail electric providers filed motions for leave to intervene in the action alleging claims substantially identical to TCE's. In addition, approximately 25 purported former customers of TCE have filed a motion to intervene in the action alleging claims substantially identical to TCE's, both on their own behalf and on behalf of a putative class of all former customers of TCE. A hearing on these motions was conducted May 20, 2004 during which the Court stated that it intended to enter an order dismissing the antitrust claims and an order was entered on June 24, 2004. TCE has indicated that it intends to appeal the dismissal, however, Energy believes the dismissal of the antitrust claims was proper and that it has not committed any violation of the antitrust laws. Further, the Commission's investigation of the market conditions in late February 2003 has not resulted in any findings adverse to US Holdings. Accordingly, US Holdings believes that TCE's and the interveners' claims against Energy and its subsidiary companies are without merit and Energy and its subsidiaries intend to vigorously defend the lawsuit on appeal. US Holdings is, however, unable to estimate any possible loss or predict the outcome of this action.

      On April 28, 2003, a lawsuit was filed by a former employee of TXU Portfolio Management in the United States District Court for the Northern District of Texas, Dallas Division, against TXU Corp., Energy and TXU Portfolio Management. The Court has set this case for trial on April 4, 2005 and discovery in the case is proceeding. Plaintiff asserts claims under Section 806 of Sarbanes-Oxley arising from plaintiff's employment termination and claims for breach of contract relating to payment of certain bonuses. Plaintiff seeks back pay, payment of bonuses and alternatively, reinstatement or future compensation, including bonuses. TXU Corp. believes the plaintiff's claims are without merit. The plaintiff was terminated as the result of a reduction in force, not as a reaction to any concerns the plaintiff had expressed, and plaintiff was not in a position with TXU Portfolio Management such that he had knowledge or information that would qualify the plaintiff to evaluate TXU Corp.'s financial statements or assess the adequacy of TXU Corp.'s financial disclosures. Thus, TXU Corp. does not believe that there is any merit to the plaintiff's claims under Sarbanes-Oxley. Accordingly, TXU Corp., Energy and TXU Portfolio Management intend to vigorously defend the litigation. TXU Corp., Energy and TXU Portfolio Management dispute the plaintiff's claims.

      On March 10, 2003, a lawsuit was filed by Kimberly P. Killebrew in the United States District Court for the Eastern District of Texas, Lufkin Division, against TXU Corp. and TXU Portfolio Management, asserting generally that defendants engaged in manipulation of the wholesale electric market, in violation of antitrust and other laws. This case was transferred to the Beaumont Division of the Eastern District of Texas and on March 24, 2004 subsequently transferred to the Northern District of Texas, Dallas Division. This action is brought by an individual, alleged to be a retail consumer of electricity, on behalf of herself and as a proposed representative of a putative class of retail purchasers of electricity that are similarly situated. Defendants have filed a motion to dismiss the lawsuit which is pending before the court; however, as a result of the dismissal of the antitrust claims in the litigation described above brought by TCE, the parties have agreed to stay this litigation until the appeal in the TCE case has been decided. TXU Corp. believes that the plaintiff lacks standing to assert any antitrust claims against TXU Corp. or TXU Portfolio Management, and that defendants have not violated antitrust laws or other laws as claimed by plaintiff. Therefore, TXU Corp. believes that plaintiff's claims are without merit and plans to vigorously defend the lawsuit. TXU Corp. is, however, unable to estimate any possible loss or predict the outcome of this action.

      General -- In addition to the above, US Holdings and its subsidiaries are involved in various other legal and administrative proceedings in the normal course of business the ultimate resolution of which, in the opinion of each, should not have a material effect upon their financial position, results of operations or cash flows.

7.    SEGMENT INFORMATION

      US Holdings operations are aligned into two reportable segments: Energy and Electric Delivery.

      Energy - consists of operations, which are principally in the competitive Texas market, involving power production (electricity generation), retail and wholesale energy sales and portfolio management, which includes hedging and risk management activities.

      Electric Delivery - consists of operations, which are regulated and involve the transmission and distribution of electricity in Texas.

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

                                                                                Three Months Ended          Six Months Ended
                                                                                     June 30,                   June 30,
                                                                               -------------------        -------------------
                                                                                2004         2003          2004         2003
                                                                               ------       ------        ------       ------
                                                                                             (millions of dollars)

Operating revenues:
     Energy............................................................        $2,115       $2,016        $4,072       $3,806
     Electric Delivery.................................................           518          486         1,041          992
     Other.............................................................             3            -             5            -
     Eliminations......................................................          (339)        (351)         (692)        (731)
                                                                               ------       ------        ------       ------
       Consolidated....................................................        $2,297       $2,151        $4,426       $4,067
                                                                               ======       ======        ======       ======

Regulated revenues included in operating revenues:
     Energy............................................................        $    -       $    -        $    -       $    -
     Electric Delivery.................................................           518          486         1,041          992
     Eliminations......................................................          (335)        (349)         (685)        (726)
                                                                               ------       ------        ------       ------
       Consolidated....................................................        $  183       $  137        $  356       $  266
                                                                               ======       ======        ======       ======

Affiliated revenues included in operating revenues:
     Energy............................................................        $    3       $    2        $    5       $    5
     Electric Delivery.................................................           335          349           685          726
     Other.............................................................             1            -             2            -
     Eliminations......................................................          (339)        (351)         (692)        (731)
                                                                               ------       ------        ------       ------
       Consolidated....................................................        $    -       $    -        $    -       $    -
                                                                               ======       ======        ======       ======

Income  (loss) from  continuing  operations  before  extraordinary  gain and cumulative effect of changes in accounting principles:
     Energy............................................................        $  (19)      $  154        $   99       $  190
     Electric Delivery.................................................            47           52           113          113
     Other.............................................................             3           (5)           (1)         (12)
                                                                               ------       ------        ------       ------
       Consolidated....................................................        $   31       $  201        $  211       $  291
                                                                               ======       ======        ======       ======

8.    SUPPLEMENTARY FINANCIAL INFORMATION

      Regulated Versus Unregulated Operations --

                                                                                Three Months Ended          Six Months Ended
                                                                                     June 30,                   June 30,
                                                                                ------------------         ------------------
                                                                                2004         2003          2004         2003
                                                                                -----        -----         -----        ----
                                                                                             (millions of dollars)
Operating revenues:
      Regulated.........................................................        $ 518        $ 486        $1,041       $  992
     Unregulated.......................................................         2,118        2,016         4,077        3,806
     Intercompany sales eliminations - regulated.......................          (335)        (349)         (685)        (726)
     Intercompany sales eliminations - unregulated.....................            (4)          (2)           (7)          (5)
                                                                                -----        -----         -----        -----
         Total operating revenues......................................         2,297        2,151         4,426        4,067
                                                                                -----        -----         -----        -----
Costs and operating expenses:
     Cost of energy sold and delivery fees - unregulated*..............         1,009          931         1,913        1,768
     Operating costs  - regulated......................................           181          176           356          349
     Operating costs - unregulated.....................................           197          163           363          341
     Depreciation and amortization - regulated.........................            83           68           170          137
     Depreciation and amortization - unregulated.......................            88           94           187          207
     Selling, general and administrative expenses - regulated..........            54           48           102           97
     Selling, general and administrative expenses - unregulated........           164          150           307          290
     Franchise and revenue-based taxes - regulated.....................            58           60           117          120
     Franchise and revenue-based taxes - unregulated...................            27           28            53           61
     Other income......................................................           (18)         (17)          (20)         (26)
     Other deductions..................................................           280            1           299            3
     Interest income...................................................            (6)          (4)           (8)          (9)
     Interest expense and related charges..............................           154          156           299          308
                                                                                -----        -----         -----        -----
       Total costs and expenses........................................         2,271        1,854         4,138        3,646
                                                                                -----        -----         -----        -----
Income from continuing operations before income taxes, extraordinary
  gain and cumulative effect of changes in accounting principles.......         $  26        $ 297         $ 288        $ 421
                                                                                =====        =====         =====        =====

Includes cost of fuel consumed of $242 million and $423 million for the three months ended June 30, 2004 and 2003, respectively, and $462 million and $837 million for the six months ended June 30, 2004 and 2003, respectively. The balance in each period represents energy purchased for resale and delivery fees.

      The operations of the Energy segment are included above as unregulated, as the Texas market is open to competition. However, retail pricing to residential customers in its historical service territory continues to be subject to transitional regulatory provisions.

      Other Income and Deductions --

                                                                Three Months Ended     Six Months Ended
                                                                     June 30,              June 30,
                                                                -------------------   -------------------
                                                                  2004       2003       2004        2003
                                                                --------   --------   --------    ------

      Other income:
         Net gain on sale of properties and businesses.......   $   16     $   15     $   17      $   21
         Equity portion of allowance for funds used during
             construction....................................        -          1          1           2
         Other...............................................        2          1          2           3
                                                                ------     ------     ------      ------
            Total other income...............................   $   18     $   17     $   20      $   26
                                                                ======     ======     ======      ======
      Other deductions:
         Software write-off..................................   $  110     $    -     $  110      $    -
         Employee severance charges..........................       88          -        103           -
         Spare parts inventory writedown.....................       79          -         79           -
         Expenses related to canceled construction projects..        2          1          4           2
         Transaction-related fees............................        -          -          1           -
         Other ..............................................        1          -          2           1
                                                                ------     ------     ------      ------
            Total other deductions...........................   $  280     $    1     $  299      $    3
                                                                ======     ======     ======      ======

     Interest Expense and Related Charges --

                                                                Three Months Ended     Six Months Ended
                                                                     June 30,              June 30,
                                                                -------------------   -------------------
                                                                  2004       2003       2004        2003
                                                                --------   --------   --------    ------

      Interest .............................................    $  132     $  152     $  255      $  298
      Distributions on preferred membership interest
         in Energy (a)......................................        17          -         34           -
      Amortization of debt discounts, premiums
         and issuance cost..................................         7          7         15          15
      Allowance for borrowed funds used during construction
         and capitalized interest...........................        (2)        (3)        (5)         (5)
                                                                ------     ------     ------      ------
            Total interest expense and related charges......    $  154     $  156     $  299      $  308
                                                                ======     ======     ======      ======

(a) Included in interest for the three months and six months ended June 30, 2003 is $17 million and $34 million, respectively, related to the exchangeable subordinated notes that were exchanged for preferred membership interests in July 2003.
(b) In April 2004, TXU Corp. purchased from the holders Energy's preferred membership interests, and subsequent to this purchase, Energy has paid distributions on the preferred membership interests to TXU Corp.

      Regulatory Assets and Liabilities --

                                                                                      June 30,    December 31,
                                                                                        2004          2003
                                                                                      ---------   -------------
Regulatory Assets
Generation-related regulatory assets recoverable by securitization bonds....           $1,669       $1,654
Securities reacquisition costs..............................................              122          121
Recoverable deferred income taxes-- net.....................................               99           96
Other regulatory assets.....................................................              107           95
                                                                                        -----        -----
    Total regulatory assets.................................................            1,997        1,966

Regulatory Liabilities
Investment tax credit and protected excess deferred  taxes..................               84           88
Over-collection of transition bond (securitization) revenues................                6            6
                                                                                        -----        -----
    Total regulatory liabilities............................................               90           94
                                                                                        -----        -----

      Net regulatory assets.................................................            $1,907       $1,872
                                                                                        ======       ======

      Included in net regulatory assets are assets of $121 million at June 30, 2004 that are earning a return. The regulatory assets, other than those subject to securitization, have a remaining recovery period of 15 to 47 years.

      Included in other regulatory assets as of June 30, 2004 was $37 million related to nuclear decommissioning liabilities.

       Restricted Cash -- At June 30, 2004, TXU Electric Delivery Transition Bond Company LLC had $23 million of restricted cash, representing collections from customers that secure its securitization bonds and may only be used to service its debt and pay its expenses.

      Retirement Plan And Other Postretirement Benefits - US Holdings is a participating employer in the TXU Retirement Plan, a defined benefit pension plan sponsored by TXU Corp. US Holdings also participates with TXU Corp. and other affiliated subsidiaries of TXU Corp. to offer health care and life insurance benefits to eligible employees and their eligible dependents upon the retirement of such employees. The allocated net periodic pension cost and net periodic postretirement benefits cost other than pensions applicable to US Holdings was $26 million for each of the three month periods ended June 30, 2004 and 2003, respectively, and $54 million and $53 million for the six months ended June 30, 2004 and 2003, respectively.

      The outsourcing transaction on July 1, 2004, (See Note 1 to Financial Statements) caused a partial termination of the retirement plan, which combined with a change in discount rate is expected to reduce pension and other postretirement cost for the remainder of 2004.

      At June 30, 2004, US Holdings estimates that its total contributions to the pension plan and other postretirement benefit plans for the remainder of 2004 will not be materially different than previously disclosed in the 2003 Form 10-K.

      Affiliate Transactions -- The following represent significant affiliate transactions of US Holdings:

      o Average daily short-term advances to affiliates during the three months ended June 30, 2004 was $911 million and the average daily short-term advances from affiliates during the three months ended June 30, 2003 was $966 million. Interest income earned on the advances for the three months ended June 30, 2004 was $7 million and interest expense incurred on the advances for the three months ended June 30, 2003 was $8 million. The weighted average interest rate was 2.85% and 3.07% for the three months ended June 30, 2004 and 2003, respectively. Average daily short-term advances to affiliates during the six months ended June 30, 2004 was $218 million and the average daily short-term advances from affiliates during six months ended June 30, 2003 was $917 million. Interest income earned on the advances for the six months ended June 30, 2004 was $3 million and interest expense incurred on the advances for the six months ended June 30, 2003 was $13 million. The weighted average interest rate was 2.85% and 2.7% for the six months ended
         June 30, 2004 and 2003, respectively.
      o TXU Business Services charges US Holdings for certain financial, accounting, information technology, environmental, procurement and personnel services and other administrative services at cost. For the three months ended June 30, 2004 and 2003, these costs totaled $124 million and $86 million, respectively, and are primarily included in SG&A expenses. For the six months ended June 30, 2004 and 2003, these costs totaled $203 million and $175 million, respectively.
      o US Holdings charges TXU Gas for meter reading and certain customer and administrative support services. For the three months ended June 30, 2004 and 2003, these charges totaled $13 million and $14 million, respectively, and are largely reported as a reduction in operation and maintenance expenses. For the six months ended June 30, 2004 and 2003, these charges totaled $25 million and $29 million, respectively.

      Accounts Receivable -- At June 30, 2004 and December 31, 2003, accounts receivable of $1.2 billion and $1.0 billion are stated net of allowance for uncollectible accounts of $42 million and $53 million, respectively. During the six months ended June 30, 2004, bad debt expense was $47 million, account write-offs were $68 million and other activity increased the allowance for uncollectible accounts by $10 million. During the six months ended June 30, 2003, bad debt expense was $37 million, account write-offs were $36 million and other activity decreased the allowance for uncollectible accounts by $8 million. Allowances related to receivables sold are reported in current liabilities and totaled $29 million and $40 million at June 30, 2004 and December 31, 2003, respectively.

      Accounts receivable included $431 million and $411 million of unbilled revenues at June 30, 2004 and December 31, 2003, respectively.

       Intangible Assets -- Intangible assets other than goodwill are comprised of the following:

                                                       As of June 30, 2004          As of December 31, 2003
                                                 ------------------------------  ----------------------------
                                                   Gross                          Gross
                                                  Carrying   Accumulated         Carrying   Accumulated
                                                   Amount    Amortization   Net   Amount   Amortization   Net
                                                   ------    ------------   ---   ------   ------------   ---
Intangible assets subject to amortization
   included in property, plant and
   equipment:
   Capitalized software placed in service....       $  61       $  25     $  36     $ 400      $ 184      $ 216
   Land easements............................         170          59       111       176         66        110
   Mineral rights and other..................          30          22         8        31         22          9
                                                    -----       -----     -----     -----      -----      -----
     Total...................................       $ 261       $ 106     $ 155     $ 607      $ 272      $ 335
                                                    =====       =====     =====     =====      =====      =====

      Aggregate US Holdings amortization expense for intangible assets for the three months ended June 30, 2004 and 2003 was $8 million and $14 million, respectively. Aggregate amortization expense for intangible assets for the six months ended June 30, 2004 and 2003 was $27 million and $29 million, respectively. At June 30, 2004, the weighted average useful lives of capitalized software, land easements and mineral rights and other were 6 years, 59 years and 40 years, respectively.

      During the second quarter of 2004, US Holdings transferred information technology assets totaling $191 million, consisting primarily of capitalized software, to TXU Corp at book value. See Note 1 for further discussion.

      Goodwill of $558 million reported in the consolidated balance sheet relates to Energy ($517 million) and Electric Delivery ($25 million). Additionally, $16 million of goodwill was allocated to the sale of TXU Fuel Company.

      Commodity Contracts -- At June 30, 2004 and December 31, 2003, current and noncurrent commodity contract assets, arising largely from mark-to-market accounting, totaling $738 million and $657 million, respectively, and are stated net of applicable credit (collection) and performance reserves totaling $19 million and $18 million, respectively. Performance reserves are provided for direct, incremental costs to settle the contracts. Current and non-current commodity contract liabilities totaled $651 million and $549 million at June 30, 2004 and December 31, 2003, respectively.

     Inventories by Major Category --

                                             June 30,     December 31,
                                               2004           2003
                                             --------     ------------
Materials and supplies......................  $  159         $  253
Fuel stock..................................      84             79
Gas stored underground......................      97             83
                                              ------         ------
    Total inventories.......................  $  340         $  415
                                              ======         ======

      As described in Note 1, US Holdings recorded a charge of $79 million ($51 million after-tax) to write down spare parts and equipment inventory.

      Property, Plant and Equipment -- As of June 30, 2004 and December 31, 2003, property, plant and equipment of $16.3 billion and $16.7 billion is stated net of accumulated depreciation and amortization of $10.7 billion and $10.9 billion, respectively.

      As of June 30, 2004, substantially all of Electric Delivery's electric utility property, plant and equipment (with a net book value of $6.4 billion) was pledged as collateral for Electric Delivery's first mortgage bonds and senior secured notes.

      Derivatives and Hedges -- US Holdings experienced net hedge ineffectiveness of $5 million and $17 million, reported as a loss in revenues, for the three and six months ended June 30, 2004. For the three and six months ended June 30, 2003, there was no net hedge ineffectiveness. These losses related primarily to hedges of anticipated power sales.

      The net effect of unrealized mark-to-market ineffectiveness accounting, which includes the above amounts as well as the effect of reversing unrealized gains and losses recorded in previous periods to offset realized gains and losses in the current period, totaled $2 million and $17 million, respectively, in net losses for the three and six months ended June 30, 2004 and $8 million and $14 million, respectively, in net gains for the three and six months ended June 30, 2003.

      As of June 30, 2004, it is expected that $58 million of after-tax net losses accumulated in other comprehensive income will be reclassified into earnings during the next twelve months. Of this amount, $51 million relates to commodities hedges and $7 million relates to financing-related hedges. This amount represents the projected value of the hedges over the next twelve months relative to what would be recorded if the hedge transactions had not been entered into. The amount expected to be reclassified is not a forecasted loss incremental to normal operations, but rather it demonstrates the extent to which volatility in earnings and cash flows (which would otherwise exist) is mitigated through the use of cash flow hedges.

      Supplemental Cash Flow Information --

      See Note 2 for the effects of adopting SFAS 143, which were noncash in nature.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



TXU US Holdings Company:

We have reviewed the accompanying condensed consolidated balance sheet of TXU US Holdings Company and subsidiaries (US Holdings) as of June 30, 2004, and the related condensed statements of consolidated income and of comprehensive income for the three-month and six-month periods ended June 30, 2004 and 2003 and the condensed statements of consolidated cash flows for the six-month periods ended June 30, 2004 and 2003. These interim financial statements are the responsibility of US Holdings' management.

We conducted our review in accordance with standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit in accordance with standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to such condensed consolidated interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with standards of the Public
Company Accounting Oversight Board (United States), the consolidated balance sheet of US Holdings as of December 31, 2003, and the related statements of consolidated income, comprehensive income, cash flows and shareholders' equity for the year then ended (not presented herein); and in our report (which includes an explanatory paragraph related to the rescission of Emerging Issues Task Force Issue No. 98-10) dated March 11, 2004, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2003, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.




DELOITTE & TOUCHE LLP

Dallas, Texas
August 12, 2004

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BUSINESS

      US Holdings is a subsidiary of TXU Corp. and is a holding company that conducts its principal operations through Energy and Electric Delivery. Energy engages in power production (electricity generation), retail and wholesale sales of electricity and natural gas, and commodity hedging and risk management activities. Electric Delivery engages in regulated electricity transmission and distribution operations.

      US Holdings currently has two reportable segments: Energy and Electric Delivery. Management intends to realign its operations into three core business segments consisting of Power (the electricity production business), Energy (the retail energy business) and Electric Delivery (the regulated electric delivery business) effective with reporting for the first quarter of 2005. (See Note 7 to Financial Statements for further information concerning reportable business segments.)

       Strategic Initiatives and Other Actions - As previously reported, on February 23, 2004, C. John Wilder was named president and chief executive of TXU Corp. Mr. Wilder was formerly executive vice president and chief financial officer of Entergy Corporation. Mr. Wilder has been reviewing the operations of TXU Corp. and has formulated certain strategic initiatives and continues to develop others. Areas being reviewed include:

        o Performance in competitive markets, including profitability in new markets;
        o  Cost structure, including organizational alignments and headcount;
        o Management of natural gas price risk and cost effectiveness of the generation fleet; and
        o  Non-core business activities.

       US Holdings anticipates performance improvements as a result of various strategic initiatives, including lower administrative support costs, more efficient and cost-effective utilization of generation-related assets and increased return on investments. As discussed immediately below, the effects of the implementation of the strategic initiatives as well as other actions taken to date have resulted in total charges of $277 million ($180 million after-tax) in the second quarter of 2004 and $293 million ($191 million after-tax) year-to-date, reported in other deductions, related to asset writedowns and employee severance.

       Charges recorded in the three-month and six-month periods ended June 30, 2004 and 2003 reported in other deductions are detailed in Note 8 to Financial Statements.

       The review of US Holdings' operations and formulation of strategic initiatives is ongoing, and additional charges are expected. The phases of the plan resulting in the charges to date are anticipated to be largely completed within one year. Upon completion of each phase of the plan, US Holdings expects to fully describe the actions intended to improve the financial performance of its operations. Certain of the strategic initiatives described below could result in additional material changes that US Holdings is currently unable to predict. In addition, other new strategic initiatives are likely to be undertaken that could also materially affect US Holdings' financial results.

       Capgemini Energy Agreement
       --------------------------

      On May 17, 2004, Energy and Electric Delivery each entered into a service agreement with a subsidiary of Cap Gemini North America Inc., Capgemini Energy LP (Capgemini), a new company initially providing business process support services to TXU Corp., but immediately implementing a plan to offer similar services to other utility companies. Under the ten-year agreement, over 2,500 TXU Corp. employees (including approximately 1,300 from US Holdings) transferred to Capgemini effective July 1, 2004. Outsourced base support services performed by Capgemini for a fixed fee include information technology, customer call center, billing and collections, human resources, supply chain and certain accounting activities. US Holdings expects that the Capgemini arrangement will result in lower costs and improved service levels.

       As part of the agreements, TXU Corp. provided Capgemini a royalty-free right, under an asset license arrangement, to use US Holdings' information technology assets, consisting primarily of capitalized software. A portion of the software was in development and had not yet been placed in service by US Holdings. As a result of outsourcing its information technology activities, US Holdings no longer intends to develop the majority of these projects and from US Holdings' perspective the software is abandoned. The agreements with Capgemini do not require that any software in development be completed and placed in service. Consequently, the previously capitalized balance for these software projects was written off in the second quarter of 2004, resulting in a charge of $110 million ($72 million after-tax), reported in other deductions. The remaining assets, totaling $191 million, were transferred to a subsidiary of TXU Corp. at book value, which subsidiary holds the investment in Capgemini, in exchange for an interest in that subsidiary, which such interest is accounted for by US Holdings on the equity method.

       Also as part of the services agreements, TXU Corp. agreed to indemnify Capgemini for severance costs incurred by Capgemini for former TXU Corp. employees terminated within 18 months of their transfer to Capgemini. Accordingly, US Holdings recorded a $38 million ($25 million after-tax) charge for severance expense in the second quarter of 2004, which represents a reasonable estimate of the indemnity and is reported in other deductions. The charge includes an allocation of severance related to TXU Business Services Company employees. In addition, TXU Corp. committed to pay up to $25 million for costs associated with transitioning the outsourced activities to Capgemini. The transition costs applicable to US Holdings are expected to be recorded during the remainder of 2004.

       Transfer and Sale of TXU Fuel Company
       -------------------------------------

       On April 30, 2004, Energy distributed the assets of TXU Fuel Company, its gas transportation subsidiary, to US Holdings. On June 2, 2004, US Holdings completed the sale of the assets of TXU Fuel Company to Energy Transfer Partners, L.P. for $500 million in cash. The cash proceeds were used to repay short-term borrowings. The intent to sell the business had been previously disclosed. The assets of TXU Fuel Company consisted of approximately 1,900 miles of intrastate pipeline and a total system capacity of 1.3 Bcf/day. As part of the transaction, Energy entered into a market-price based transportation agreement with the new owner to transport gas to Energy's generation plants. Because of the continuing involvement in the business through the transportation agreement, the pre-tax gain related to the sale of $377 million will be recognized over the eight-year life of the transportation agreement, and the business has not been accounted for as a discontinued operation. The pre-tax gain is net of $16 million of Energy goodwill allocated to TXU Fuel Company.

       Generation Facility Closures and Inventory Write-Down
       -----------------------------------------------------

       In March 2004, Energy announced the planned permanent retirement, completed in the second quarter of 2004, of eight gas-fired operating units due to electric industry market conditions in Texas. Energy also temporarily closed four other gas-fired units and placed them under evaluation for retirement. The 12 units represent a total of 1,471 MW, or more than 13%, of Energy's gas-fired generation capacity in Texas. A majority of the 12 units were designated as "peaking units" and operated only during the summer for many years and have operated only sparingly during the last two years. Most of the units were built in the 1950's. Energy also determined that it will close its Winfield North Monticello lignite mine in Texas later this year as it is no longer economical to operate. The mine closure will result in the need to purchase coal to fuel the adjacent generation facility. A total charge of $8 million ($5 million after-tax) was recorded in the first quarter of 2004, reported in other deductions, for production employee severance costs ($7 million) and impairments related to the various facility closures ($1 million). Should final decisions be reached, additional charges of approximately $68 million ($44 million after-tax) would be incurred during the remainder of 2004 associated with future generation-related facility closures.

       As part of Energy's review of its generation asset portfolio, during the second quarter of 2004, Energy completed a review of its spare parts and equipment inventory to determine the appropriate level of such inventory. The review included nuclear, coal and gas-fired generation-related facilities. As a result of this review, Energy recorded a charge of $79 million ($51 million after-tax), reported in other deductions, to reflect excess inventory on hand and to write down carrying values to scrap values.

       Impairment of New Jersey Generation Facility
       --------------------------------------------

       In the second quarter of 2004, management initiated a plan to sell the Pedricktown, New Jersey 122 MW power production facility and exit the related power supply and gas transportation agreements. Accordingly, Energy recorded an impairment charge of $26 million ($17 million after-tax) to write the facility down to estimated fair market value. The results of the business are reported in discontinued operations as discussed in Note 3 to Financial Statements.

       Organizational Realignment and Headcount Reductions
       ---------------------------------------------------

       US Holdings intends to realign its operations along three core business segments consisting of:

       o  Electric Delivery - the regulated electric delivery business;
       o  Power - the electric power production business; and
       o  Energy - the retail energy business.

       Processes are currently being developed to report operating results of the TXU Power and Energy business segments, taking into consideration the effects of the expected formation of the energy marketing and trading joint venture. (Operating results of the Electric Delivery segment and the current combined Energy segment are provided in this report.) Results are expected to be reported under the new segment alignment no later than the first quarter of 2005.

       During the second quarter of 2004, management completed a comprehensive organizational review, including an analysis of staffing requirements. As a result, TXU Corp. completed a self-nomination severance program and finalized a plan for additional headcount reductions under an involuntary severance program. Accordingly, in the second quarter of 2004, US Holdings recorded severance charges totaling $50 million ($33 million after-tax), reported in other deductions.

       Investment in New Trading Entity
       --------------------------------

       Energy and Credit Suisse First Boston (USA), Inc. have entered into a memorandum of understanding to establish a 50/50 investment in an entity that would become the exclusive energy marketing and trading vehicle for both parties in North America. The new entity will market and trade power, natural gas and other energy-related commodities in North America. The new entity is expected to begin operations in late 2004.

       Strategic Review of Nuclear Assets
       ----------------------------------

       Energy announced its intent to undertake a strategic review of its nuclear assets, comprised of two electricity generating units at Comanche Peak, each with a capacity of 1,150 MW. The objectives of this strategic review are to evaluate potential means to reduce the cost risk of outages of these low marginal cost facilities and improve the long-term availability and certainty of electricity supply for Energy's customers.

       Preferred Membership Interests
       ------------------------------

       In April 2004, TXU Corp. purchased from the holders Energy's preferred membership interests with a liquidation value of $750 million. Energy's carrying amount of the security, which remains outstanding, is the $750 million liquidation amount less an approximate $246 million remaining unamortized discount and $31 million in unamortized debt issuance costs.

       See Note 4 to Financial Statements for further detail of financing arrangements.

       Consolidation of Real Estate
       ----------------------------

       Currently, TXU Corp. owns or leases more than 1.7 million square feet in various management and support office locations, far more than its anticipated needs, which are approximately 20% of that total. TXU Corp. is exploring alternatives to reduce current office space and consolidate into a location that will enable better employee communication and collaboration and cost effectiveness. Implementation of these initiatives is expected to result in charges for US Holdings in the second half of 2004, but the amounts are not yet estimable.

       Capital Allocation Strategy
       ---------------------------

       US Holdings intends to utilize cash provided by operating activities in accordance with the following priorities:

       o First, investments to preserve and enhance the quality of customer service and production and delivery reliability;
       o Second, reinvestments in its businesses, applying stringent expectations for cash payback timelines and minimum return on investment; and
       o Third, to reduce debt and other liabilities, with the objective of strengthening the balance sheet and increasing financial flexibility.

       Initiatives to Improve System Reliability and Performance
       ---------------------------------------------------------

       US Holdings is undertaking a number of initiatives to improve customer service, electric delivery and production reliability, and operational performance. These initiatives include:

       o Investment for vegetation management across the electricity distribution network, estimated at $45 million over the next three years, an increase of 70% over the last three years;
       o Investment in key electricity transmission projects to further improve reliability and reduce congestion, estimated on average to be $80 million annually over the next three years, a 35% increase over the 2003 investment level;
       o Investment of an additional $275 million over the next three years to improve reliability of coal and nuclear production assets, a 45%
           increase in annual spending over the 2003 investment level; and
       o   Replacement of four steam generators in one of the two units of the
           Comanche Peak nuclear plant in order to maintain the operating efficiency of the unit. Estimated capital requirements for this project are $175 million to $225 million, to be spent largely over the next three years.

      Issuance of Securitization Bonds -- US Holdings issued the remaining $790 million in securitization bonds on June 7, 2004 under a financing order issued by the Commission and recorded an extraordinary gain of approximately $16 million after-tax. The gain arose because of an increase in the carrying value of the regulatory asset subject to securitization due to the effect of higher interest rates on the securitization bonds and, therefore, higher amounts to be recovered from REPs through delivery fee surcharges.

RESULTS OF OPERATIONS

      All dollar amounts in Management's Discussion and Analysis of Financial Condition and Results of Operations and the tables therein are stated in millions of US dollars unless otherwise indicated.

       The results of operations and the related management's discussion of those results for all periods presented reflect the discontinuance of the strategic retail services business and the Pedricktown, New Jersey generation facility operations of Energy (see Note 3 to Financial Statements regarding discontinued operations.)

Consolidated US Holdings
------------------------

Three Months Ended June 30, 2004 Compared to Three Months Ended June 30, 2003
-----------------------------------------------------------------------------

      Reference is made to comparisons of results by business segment following the discussion of consolidated results presented below. The business segment comparisons provide additional detail and quantification of items affecting financial results.

      US Holdings' operating revenues increased $146 million, or 7%, to $2.3 billion in 2004. Operating revenues rose $99 million, or 5%, to $2.1 billion in the Energy segment driven by higher wholesale volumes and pricing. Retail electricity revenues declined as the effect of lower volumes due to competitive activity and milder weather was only partially offset by higher pricing. Operating revenues in the Electric Delivery segment rose $32 million, or 7%, to $518 million driven by higher transmission and distribution fees (tariffs). Consolidated revenue growth also reflected an $8 million reduction in the intercompany sales elimination, primarily reflecting lower sales by Electric Delivery to Energy as sales to nonaffiliated REPs increased.

      Gross Margin

                                                                               Three Months Ended
                                                                                      June 30,
                                                                -------------------------------------------------
                                                                                 % of                     % of
                                                                   2004        Revenue         2003       Revenue
                                                                  ------      --------        ------     ---------
Operating revenues.....................................          $ 2,297         100%        $ 2,151        100%
Costs and expenses:
     Cost of energy sold and delivery fees.............            1,009          44%            931         43%
     Operating costs...................................              378          17%            339         16%
     Depreciation and amortization related to operating
         assets........................................              166           7%            151          7%
                                                                 -------       -----         -------     ------
Gross margin...........................................          $   744          32%        $   730         34%
                                                                 =======       =====         =======     ======

      Gross margin is considered a key operating metric as it measures the effect of changes in sales volumes and pricing versus the variable and fixed costs of energy sold, whether generated or purchased, as well as the costs to deliver energy.

      Gross margin increased $14 million, or 2%, to $744 million in 2004 driven by Electric Delivery segment's higher operating revenues. The Electric Delivery segment's gross margin increased $11 million, or 5%, to $255 million reflecting higher tariffs, partially offset by higher operating costs. The Energy segment's gross margin decreased $1 million to $485 million as higher sales pricing, which was partially offset by lower results from hedging and risk management activities, and more effective management of gas-fired generation versus purchased power supply sourcing approximated the unfavorable effects of a volume mix shift from higher-margin retail sales to wholesale sales, higher delivery fees, increased operating expenses and milder weather.

      Operating costs increased $39 million, or 12%, to $378 million in 2004, reflecting $23 million in incremental costs associated with Energy's planned outage for refueling at the nuclear generation facility. Increases in various other cost categories were individually not significant.

      Depreciation and amortization included in gross margin, which relates to assets directly used in the generation and delivery of power, rose $15 million, or 10%, to $166 million in 2004. This increase reflected regulatory asset amortization in 2004 of $14 million associated with Electric Delivery securitization bonds issued in August 2003, normal additions and replacements of equipment and increased coal mining-related activities, partially offset by a $12 million impact of lower depreciation related to Energy's generation fleet, due primarily to extensions of estimated depreciable lives to better reflect useful lives (See Note 1 to Financial Statements.)

      Depreciation and amortization not included in gross margin totaled $5 million and $11 million for the three months ended June 30, 2004 and 2003, respectively. This decline reflected a decrease in software amortization due to the transfer of assets in connection with the outsourcing transaction.

      SG&A expense increased $20 million, or 10%, to $218 million in 2004. The increase was driven by $13 million in higher deferred incentive compensation expense due to the increase in the price of TXU Corp. common stock and $11 million in staffing and other costs to improve customer call center service levels, partially offset by $4 million in lower expenses due to cost reduction initiatives and lower bad debt expense.

      Other deductions increased $279 million to $280 million in 2004. The 2004 amount reflects the initiatives discussed above under "Strategic Initiatives and Other Actions," and includes $189 million in asset writedowns and $88 million in charges for employee severance.

      Interest income increased by $2 million to $6 million in 2004 primarily due to higher average advances to affiliates.

      Interest expense and related charges decreased $2 million to $154 million in 2004. The decrease reflected $18 million due to lower average rates and $1 million in higher capitalized interest, partially offset by $17 million due to higher average debt levels.

      A $5 million tax benefit was recorded in 2004 on $26 million in income from continuing operations before income taxes, extraordinary gain and cumulative effect of changes in accounting principles compared to a 32.3% effective tax rate on such income in 2003. The change was driven by the ongoing tax benefit amounts of depletion allowances and amortization of investment tax credits.

      Income from continuing operations before extraordinary gain and cumulative effect of changes in accounting principles decreased $170 million, or 85%, to $31 million in 2004. This performance reflected a decrease of $173 million in the Energy segment driven by $189 million of asset write-downs ($122 million after-tax) and $70 million of severance costs ($46 million after-tax) reported in other deductions as discussed above. Earnings in the Electric Delivery segment decreased $5 million, or 10%, to $47 million due to $19 million of primarily severance-related other deductions ($12 million after-tax) and higher SG&A expenses, partially offset by higher gross margin. Results of the US Holdings holding company improved $8 million reflecting results of TXU Fuel Company, including amortization of the deferred gain, and lower state franchise taxes. Net pension and postretirement benefit costs reduced income from continuing operations by $13 million in both 2004 and 2003.

      Loss from discontinued operations was $27 million in 2004 and included a $17 million after-tax impairment charge arising from a June 2004 decision to sell the Pedricktown, New Jersey generation facility and discontinue related operations and a $6 million after-tax charge to settle a contract dispute related to the strategic retail service business. Additional discussion of the above items and a detailed analysis of discontinued operations results are presented in Note 3 to Financial Statements.

      An extraordinary gain of $16 million (net of tax of $9 million) in 2004 represents an increase in the carrying value of Electric Delivery's regulatory asset subject to securitization. The second and final tranche of the securitization bonds was issued in June 2004. The increase in the related regulatory asset is due to the effect of higher interest rates on the bonds and therefore increased amounts to be recovered from REPs through delivery fee surcharges to service the bonds.

Six Months Ended June 30, 2004 Compared to Six Months Ended June 30, 2003
-------------------------------------------------------------------------

      US Holdings' operating revenues increased $359 million, or 9%, to $4.4 billion in 2004. Operating revenues rose $266 million, or 7%, to $4.1 billion in the Energy segment reflecting higher wholesale volumes and pricing. Retail electricity revenues declined as the effect of lower volumes due to competitive activity and milder weather was only partially offset by higher pricing. Operating revenues in the Electric Delivery segment increased by $49 million, or 5%, to $1.0 billion driven by higher transmission and distribution fees (tariffs). Consolidated revenue growth also reflected a $39 million reduction in the intercompany sales elimination, primarily reflecting lower sales by Electric Delivery to Energy as sales to nonaffiliated REPs increased.

      Gross Margin

                                                                                Six Months Ended
                                                                                    June 30,
                                                                -------------------------------------------------
                                                                                % of                      % of
                                                                   2004        Revenue        2003       Revenue
                                                                  ------      ---------      ------     ---------
Operating revenues.....................................          $ 4,426         100%        $ 4,067        100%
Costs and expenses:
     Cost of energy sold and delivery fees.............            1,913          43%          1,768         43%
     Operating costs...................................              719          16%            690         17%
     Depreciation and amortization related to operating
         assets........................................              332           8%            319          8%
                                                                 -------       -----         -------     ------
Gross margin...........................................          $ 1,462          33%        $ 1,290         32%
                                                                 =======       =====         =======     ======

      Gross margin increased $172 million, or 13%, to $1.5 billion in 2004. The Energy's segment's gross margin increased $160 million, or 21%, to $939 million reflecting the favorable effects of higher sales pricing, which was partially offset by the effect of lower results from hedging and risk management activities, and more effective management of gas-fired generation versus purchased power supply sourcing, as well as increased coal-fired production, partially offset by the unfavorable effect of a volume mix shift from higher-margin retail sales to wholesale sales. The Electric Delivery segment's gross margin increased $7 million, or 1%, to $518 million reflecting higher operating revenue.

      Operating costs increased $29 million, or 4%, to $719 million in 2004 driven by $22 million in incremental costs associated with a planned outage for refueling at the nuclear generation facility.

      Depreciation and amortization included in gross margin, which relates to assets directly used in the generation and delivery of power, rose $13 million, or 4%, to $332 million in 2004. This increase reflected regulatory asset amortization in 2004 of $28 million associated with Electric Delivery securitization bonds issued in August 2003 and the effect of normal additions and replacements of equipment and the effect of higher asset retirement obligations due to new mining activity. These increases were partially offset by a $34 million impact of lower depreciation related to Energy's generation fleet, due primarily to extensions of estimated depreciable lives to better reflect useful lives. (See Note 1 to Financial Statements.)

      Depreciation and amortization expense not included in gross margin totaled $25 million in each of the six months ended June 30, 2004 and 2003. Capitalized software represents a significant component of these amounts.

      SG&A expense increased $22 million, or 6%, to $409 million in 2004. The increase was driven by $12 million in higher deferred incentive compensation expense due to the increase in the price of TXU Corp. common stock, $11 million in higher bad debt expense and $10 million in staffing and other costs to improve customer call center service levels.

      Franchise and revenue-based taxes decreased $11 million, or 6%, to $170 million due primarily to decreased Texas state franchise taxes.

      Other income decreased $6 million to $20 million in 2004. Other income in both 2004 and 2003 included $12 million of amortization of a gain on the sale of two generation plants in 2002. Other income in 2003 also included a $9 million net gain on the sale of certain retail gas operations.

      Other deductions increased $296 million to $299 million in 2004. The 2004 amount reflects the initiatives discussed above under "Strategic Initiatives and Other Actions" and includes $189 million in asset writedowns and $103 million in charges for employee severance.

      Interest expense and related charges decreased $9 million, or 3%, to $299 million in 2004 reflecting $5 million due to lower average borrowings and $3 million due to lower average rates.

      The effective income tax rate on income from continuing operations before extraordinary gain was 26.7% in 2004 compared to 30.9% in 2003. The decrease was driven by the ongoing effects of lignite depletion and investment tax credit amortization on a lower income base.

      Income from continuing operations before extraordinary gain and cumulative effect of changes in accounting principles decreased $80 million, or 27%, to $211 million in 2004. This performance reflected a decrease of $91 million in the Energy segment. Results in the Energy segment reflected $189 million of asset write-offs ($122 million after-tax) and $86 million in severance costs ($56 million after-tax) reported in other deductions discussed above and higher SG&A expenses, partially offset by higher gross margin. Earnings in the Electric Delivery segment remained flat, as $19 million of primarily severance-related other deductions ($12 million after-tax) and higher SG&A expenses, were offset by lower interest expense and higher gross margin. Results of the US
Holdings holding company improved $11 million reflecting results of TXU Fuel Company, including amortization of the deferred gain, and lower state franchise taxes. Net pension and postretirement benefit costs reduced income from continuing operations by $28 million in 2004 and $31 million in 2003.

      Loss from discontinued operations was $30 million in 2004 and $1 million in 2003. Included in 2004 was a $17 million after-tax impairment charge arising from a June 2004 decision to sell the Pedricktown, New Jersey generation facility and discontinue related operations and a $6 million after-tax charge to settle a contract dispute related to the strategic retail service business. Additional discussion of the above items and a detailed analysis of discontinued operations results are presented in Note 3 to Financial Statements.

      An extraordinary gain of $16 million (net of tax of $9 million) in 2004 represents an increase in the carrying value of Electric Delivery's regulatory asset subject to securitization. The second and final tranche of the securitization bonds was issued in June 2004. The increase in the related regulatory asset is due to the effect of higher interest rates on the bonds and therefore increased amounts to be recovered from REPs through delivery fee surcharges to service the bonds.

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

COMMODITY CONTRACTS AND MARK-TO-MARKET ACTIVITIES

      The table below summarizes the changes in commodity contract assets and liabilities for the six months ended June 30, 2004. The net change in these assets and liabilities, excluding "other activity" as described below, represents the net effect of recording unrealized gains/(losses) under mark-to-market accounting, versus settlement accounting, for positions in the commodity contract portfolio. These positions consist largely of economic hedge transactions, with speculative trading representing a small fraction of the activity.


                                                                                                 Six Months
                                                                                                    Ended
                                                                                               ---------------
                                                                                                June 30, 2004

     Balance of net commodity contract assets at beginning of period...............                  $ 108

     Settlements of positions included in the opening balance (1)..................                    (39)

     Unrealized mark-to-market valuations of positions held at end of period (2)...                     25

     Other activity (3)............................................................                     (7)
                                                                                                     ------

     Balance of net commodity contract assets at end of period.....................                  $  87
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

      In addition to the net effect of recording unrealized mark-to-market gains and losses that are reflected in changes in commodity contract assets and liabilities, similar effects arise in the recording of unrealized ineffectiveness mark-to-market gains and losses associated with commodity-related cash flow hedges, which are reflected in changes in cash flow hedge and other derivative assets and liabilities. The total net effect of recording unrealized gains and losses under mark-to-market accounting, versus settlement accounting, is summarized as follows:


                                                                                              Six Months
                                                                                            Ended June 30,
                                                                                          -------------------
                                                                                           2004         2003
                                                                                          ------       ------
Unrealized gains/(losses) related to commodity contract portfolio................         $  (14)      $   33

Ineffectiveness gains/(losses) related to cash flow hedges.......................            (17)          14
                                                                                          -------      ------

Total unrealized gains/(losses)..................................................         $  (31)      $   47
                                                                                          =======      ======


      These amounts are included in the "hedging and risk management activities" component of revenues.

      Maturity Table -- Of the net commodity contract asset balance above at June 30, 2004, the amount representing unrealized mark-to-market net gains that have been recognized in current and prior years' earnings is $107 million. The offsetting net liability of $20 million included in the June 30, 2004 balance sheet is comprised principally of amounts representing current and prior years' net receipts of cash or other consideration, including option premiums, associated with contract positions, net of any amortization. The following table presents the unrealized mark-to-market balance at June 30, 2004, scheduled by contractual settlement dates of the underlying positions.

                                            Maturity dates of unrealized net mark-to-market balances at June 30, 2004
                                        -----------------------------------------------------------------------------
                                        Maturity less                                    Maturity in
                                          than           Maturity of    Maturity of       Excess of
       Source of fair value              1 year           1-3 years       4-5 years        5 years         Total
--------------------------------        ---------       ------------     ----------       ---------        ------
Prices actively quoted...........         $ 90               $  -             $ -            $  -           $  90
Prices provided by other
    external sources.............          (36)                44               -              (2)              6
Prices based on models...........           11                  -               -               -              11
                                          ----               ----             ---            ----           -----
Total............................         $ 65               $ 44             $ -            $ (2)          $ 107
                                          ====               ====             ===            =====          =====
Percentage of total fair value...           61%                41%             -%              (2)%           100%

      As the above table indicates, essentially all of the unrealized mark-to-market valuations at June 30, 2004 mature within three years. This is reflective of the terms of the positions and the methodologies employed in valuing positions for periods where there is less market liquidity and visibility. The "prices actively quoted" category reflects only exchange traded contracts with active quotes available. The "prices provided by other external sources" category represents forward commodity positions at locations for which over-the-counter broker quotes are available. Over-the-counter quotes for power and natural gas generally extend through 2005 and 2010, respectively. The "prices based on models" category contains the value of all non-exchange traded options, valued using industry accepted option pricing models. In addition, this category contains other contractual arrangements which may have both forward and option components. In many instances, these contracts can be broken down into their component parts and modeled as simple forwards and options based on prices actively quoted. As the modeled value is ultimately the result of a combination of prices from two or more different instruments, it has been included in this category.

Energy
-------

Financial Results
------------------

                                                                    Three Months Ended         Six Months Ended
                                                                         June 30,                  June 30,
                                                                  ----------------------     --------------------
                                                                     2004        2003(a)       2004       2003(a)

Operating revenues..........................................       $ 2,115        $ 2,016   $   4,072   $   3,806
                                                                   -------        -------   ---------   ---------

Costs and expenses:

     Cost of energy sold and delivery fees..................         1,348          1,282       2,603       2,498

     Operating costs........................................           200            162         366         341

     Depreciation and amortization..........................            88             94         185         206

     Selling, general and administrative expenses...........           163            149         307         292

     Franchise and revenue-based taxes .....................            27             28          53          55

     Other income ..........................................           (12)           (16)        (13)        (24)

     Other deductions.......................................           261              2         281           5

     Interest income........................................            (7)            (1)         (8)         (3)

     Interest expense and related charges...................            93             87         172         163
                                                                   -------        -------     -------     -------

         Total costs and expenses...........................         2,161          1,787       3,946       3,533
                                                                   -------        -------     -------     -------

Income (loss) from continuing operations before income taxes
and cumulative effect of changes in accounting principles...           (46)           229         126         273

Income tax expense (benefit)................................           (27)            75          27          83
                                                                   --------       -------     -------     -------

Income (loss) from continuing operations before cumulative
effect of changes in accounting principles..................       $   (19)       $   154     $    99     $   190
                                                                   ========       =======     =======     =======

-----------------
    The segment includes the electricity generation, wholesale and retail energy sales, and hedging and risk management operations of Energy, operating principally in the competitive Texas market.
  (a)Prior year amounts reflect the reclassification of the strategic retail services business and the Pedricktown, New Jersey generation operations as discontinued operations (see Note 3 to Financial Statements).

Energy
-------

Operating Data
----------------

                                                                 Three Months Ended        Six Months Ended
                                                                      June 30,                 June 30,
                                                                --------------------      ------------------
                                                                  2004         2003        2004        2003
                                                                 ------       ------      ------      ------
Operating statistics - volumes:
Retail electricity (GWh):
   Historical service territory (a):
   Residential..............................................     7,367         8,080      14,486      16,250
   Small business (b).......................................     2,542         3,321       5,075       6,565
                                                               -------       -------     -------     -------
     Total historical service territory.....................     9,909        11,401      19,561      22,815
   Other territories (a):
   Residential..............................................       731           437       1,249         799
   Small business (b).......................................        89            77         150         148
                                                               -------       -------     -------     -------
     Total other territories................................       820           514       1,399         947
   Large business and other customers.......................     6,771         7,889      13,480      15,440
                                                               -------       -------     -------     -------
     Total retail electricity...............................    17,500        19,804      34,440      39,202
Wholesale electricity (GWh).................................    12,171         8,337      24,724      15,743
                                                               -------       -------     -------     -------
     Total retail and wholesale electricity.................    29,671        28,141      59,164      54,945
                                                               =======       =======     =======     =======

Production and purchased power (GWh):
   Nuclear (base load)......................................     3,992         4,413       8,845       9,153
   Lignite/coal (base load).................................    10,223        10,144      20,426      18,831
   Gas/oil..................................................     1,401         4,160       2,311       7,822
   Purchased power..........................................    15,237        11,367      29,469      21,863
                                                               -------       -------     -------     -------
     Total energy supply....................................    30,853        30,084      61,051      57,669
   Less line loss and other.................................     1,182         1,943       1,887       2,724
                                                               -------       -------     -------     -------
     Net energy supply......................................    29,671        28,141      59,164      54,945
                                                               =======       =======     =======     =======

Base load capacity factors (%):
   Nuclear .................................................        79.5          88.1        88.3        91.7
   Lignite/coal ............................................        83.9          83.0        83.8        78.1

Customer counts:

Retail electricity customers (end of period and in
thousands - based on number of meters):
   Historical service territory (a):
   Residential..............................................                               2,037       2,139
   Small business (b).......................................                                 318         324
                                                                                         -------     -------
     Total historical service territory.....................                               2,355       2,463

   Other territories (a)
   Residential..............................................                                 183         109
   Small business (b).......................................                                   6           4
                                                                                         -------     -------
     Total other territories................................                                 189         113

   Large business and other customers.......................                                  77          73
                                                                                         -------     -------
     Total retail electricity customers.....................                               2,621       2,649
                                                                                         =======     =======

(a) Historical service and other territory data for 2003 are best estimates.
(b) Customers with demand of less than 1 MW annually.


                                                                 Three Months Ended        Six Months Ended
                                                                      June 30,                 June 30,
                                                                --------------------      ------------------
                                                                  2004         2003        2004        2003
                                                                 -----        ------      ------      ------
Operating revenues (millions of dollars):
Retail electricity revenues:
   Historical service territory (a):
   Residential..............................................   $   750       $   768     $ 1,400     $ 1,421
   Small business (b).......................................       258           339         514         633
                                                               -------       -------     -------     -------
     Total historical service territory.....................     1,008         1,107       1,914       2,054

   Other territories (a):
   Residential..............................................        72            40         115          71
   Small business (b).......................................         8             5          14          11
                                                               -------      --------     -------    --------
     Total other territories................................        80            45         129          82

   Large business and other customers.......................       455           488         908         936
                                                               -------       -------     -------     -------
Total retail electricity revenues...........................     1,543         1,640       2,951       3,072
Wholesale electricity revenues..............................       476           279         942         515
Hedging and risk management activities......................        11            52           3         135
Other revenues..............................................        85            45         176          84
                                                               -------       -------     -------     -------
     Total operating revenues...............................   $ 2,115       $ 2,016     $ 4,072     $ 3,806
                                                               =======       =======     =======     =======

Weather (average for service territory) (c)
   Percent of normal:
     Cooling degree days....................................       102.7         107.1       105.2       104.7
     Heating degree days....................................        82.0          53.0        87.6       102.3

   (a)Historical service and other territory data for 2003 are best estimates.
   (b)Customers with demand of less than 1 MW annually.
   (c)Weather data is obtained from Meteorlogix, an independent company that collects weather data from reporting stations of the National Oceanic and Atmospheric Administration (a federal agency under the US Department of Commerce).



                                                                 Three Months Ended        Six Months Ended
                                                                      June 30,                 June 30,
                                                                 -------------------      ------------------
                                                                  2004         2003        2004        2003
                                                                 ------       ------      ------      ------
Fuel and Purchased Power Costs ($/MWh)

   Nuclear generation.......................................       $  4.25       $ 4.35      $ 4.34      $ 4.33
   Lignite/coal generation..................................       $ 12.35       $12.84      $12.81      $12.94
   Gas/oil generation and purchased power...................       $ 47.17       $48.68      $45.60      $48.41
     Average total electricity supply.......................       $ 30.08       $30.09      $28.66      $29.83

Average Retail Volume (KWh)/Customer
   (calculated using average no. of customers for period)

   Residential..............................................         3,649        3,748       7,108       7,456
   Small business...........................................         8,161       10,342      16,222      20,272
   Large business and other customers.......................        87,380      106,038     184,108     204,454

Average Revenues ($/MWh)

   Residential..............................................       $101.53       $94.77     $96.27       $87.45
   Small business...........................................       $101.28      $101.37    $101.06       $95.97
   Large business and other customers.......................       $ 67.14       $61.84     $67.33       $60.64

Average Delivery Fees ($/MWh)                                      $ 20.86       $17.90     $21.59       $18.83

Estimated Share of ERCOT Retail Markets

Historical service territory (a):
   Residential (b)..........................................                                   85%         91%
   Small business (b).......................................                                   79%         85%
Total ERCOT
   Residential (b)..........................................                                   45%         47%
   Small business (b).......................................                                   32%         34%
   Large business and other customers (c)...................                                   35%         39%

Hedging and Risk Management Activities

   Net unrealized mark-to-market gains/(losses).............       $ (13)        $  64       $ (31)      $  47
   Realized gains/(losses)..................................          24           (12)         34          88
                                                                   -----         ------      -----       -----
     Total..................................................       $  11         $  52       $   3       $ 135
                                                                   =====         =====       =====       =====

   (a)Historical service and other territory data for 2003 are best estimates.
   (b)Estimated market share is based on the number of customers that have choice.
   (c)Estimated market share is based on the annualized consumption for this overall market.

Energy
------

Three Months Ended June 30, 2004 compared to Three Months Ended June 30, 2003
-----------------------------------------------------------------------------

      Operating revenues increased $99 million, or 5%, to $2.1 billion in 2004. Retail electricity revenues decreased $97 million, or 6%, to $1.5 billion reflecting a $191 million decline attributable to a 12% drop in sales volumes, driven by the effect of competitive activity and, to a lesser extent, milder weather, partially offset by a $94 million increase due to higher pricing. Higher pricing reflected increased price-to-beat rates, due to approved fuel factor increases, and higher contract pricing in the competitive large business market, both resulting from higher natural gas prices. Retail electricity customer counts at June 30, 2004 declined 1% from June 30, 2003 but have increased 1% from December 31, 2003. Wholesale electricity revenues grew $197 million, or 71%, to $476 million reflecting a $128 million increase attributable to a 46% rise in sales volumes and a $69 million increase due to the effect of increased natural gas prices on wholesale prices. Higher wholesale electricity volumes reflected the establishment of the new northeast zone in ERCOT. Because Energy has a generation plant in the new zone, wholesale sales have increased. Wholesale power purchases also increased as a result of the establishment of the new zone. The increase in wholesale sales volumes also reflected a partial shift in the customer base from retail to wholesale services, particularly in the business market.

      Net results from hedging and risk management activities, which are reported in revenues and include both realized and unrealized gains and losses, declined $41 million from a net gain of $52 million in 2003 to a net gain of $11 million in 2004. Changes in these results reflect market price movements on commodity positions held to hedge gross margin. Because the hedging activities are intended to mitigate the risk of commodity price movements on revenues and cost of energy sold, the changes in such results should not be viewed in isolation, but taken together with the effects of pricing and cost changes on gross margin. Results from these activities include net unrealized losses arising from mark-to-market accounting of $13 million in 2004 and net unrealized gains of $64 million in 2003 The majority of Energy's natural gas physical sales and purchases are in the wholesale markets and essentially represent hedging activities. These activities are accounted for on a net basis with the exception of retail sales to business customers, which effective October 1, 2003 are reported gross in accordance with new accounting rules and totaled $42 million in revenues for the second quarter of 2004. The increase in other revenues of $40 million to $85 million was primarily driven by this change.

      Gross Margin

                                                                               Three Months Ended
                                                                                    June 30,
                                                                ---------------------------------------------------
                                                                                % of                        % of
                                                                   2004       Revenue          2003        Revenue
                                                                  ------     ---------        ------      ---------
Operating revenues.....................................          $ 2,115         100%        $ 2,016        100%
Costs and expenses:
     Cost of energy sold and delivery fees.............            1,348          64%          1,282         64%
     Operating costs...................................              200           9%            162          8%
     Depreciation and amortization related to generation
         assets........................................               82           4%             86          4%
                                                                 -------       -----         -------     ------
Gross margin...........................................          $   485          23%        $   486         24%
                                                                 =======       =====         =======     ======


      Gross margin decreased $1 million to $485 million in 2004. The favorable effect of higher sales pricing, which was partially offset by lower results from hedging and risk management activities, and more effective management of gas-fired generation versus purchased power supply sourcing approximated the unfavorable effects of a volume mix shift from higher margin retail sales to wholesale sales, higher delivery fees, increased operating costs and milder weather. Cost of energy sold in 2004 was unfavorably impacted by an estimated $40 million effect of the planned nuclear facility outage (due to higher cost of replacement power), compared to a similar estimated $25 million in 2003 due to an unplanned outage caused by a transmission grid disturbance.

      Operating costs increased $38 million, or 23%, to $200 million in 2004. The increase reflected $23 million in incremental testing, inspection and component repair costs associated with the planned outage for refueling at the nuclear facility, as well as increases in various cost categories that were individually immaterial. Depreciation and amortization related to generation assets decreased $4 million, or 5%, to $82 million, reflecting a decrease of $12 million due to extensions of estimated average depreciable lives of nuclear and lignite generation facilities' assets to better reflect their useful lives, partially offset by the effect of higher asset retirement obligations due to new mining activity. (See Note 1 to Financial Statements).

      Depreciation and amortization not included in gross margin totaled $6 million and $8 million for the three months ended June 30, 2004 and 2003, respectively. This decline reflects the transfer of information technology assets, principally capitalized software, to an affiliate in connection with the Capgemini transaction.

      SG&A expenses increased $14 million, or 9%, to $163 million in 2004 reflecting increases of $11 million in increased staffing and other costs to improve customer call center service levels and $10 million in deferred incentive compensation expense due to the increase in the price of TXU Corp. stock, partially offset by the benefits of various cost reduction initiatives of $5 million and lower bad debt expense of $2 million.

      Other income decreased by $4 million to $12 million in 2004. Other income in both 2004 and 2003 reflected $12 million of amortization of a gain on the sale of two generation plants in 2002. Other income in 2003 also included a $3 million net gain on the sale of certain retail gas operations.

      Other deductions increased by $259 million to $261 million in 2004. Other deductions in 2004 consist largely of $109 million in software write-offs, $79 million in spare parts inventory writedowns and $70 million for employee severance. These charges are discussed above under "Strategic Initiatives and Other Actions."

      Interest income increased by $6 million to $7 million in 2004 primarily due to higher average advances to affiliates.

      Interest expense and related charges increased by $6 million, or 7%, to $93 million in 2004. The increase reflects $18 million due to higher average debt levels partially offset by $9 million due to lower average interest rates and $3 million in interest reimbursed to Electric Delivery in 2003 related to the excess mitigation credit that ceased at the end of 2003.

      The effective income tax rate was 58.7% on a loss in 2004 and 32.8% on income in 2003. The effective rate increase was driven by the effects of ongoing tax benefits of depletion allowances and amortization of investment tax credits.

      Results from continuing operations before cumulative effect of changes in accounting principles decreased $173 million to a loss of $19 million in 2004, reflecting the increase in other deductions and SG&A expenses. Net pension and postretirement benefit costs reduced results from continuing operations by $9 million in both 2004 and 2003.

Six Months Ended June 30, 2004 compared to Six Months Ended June 30, 2003
-------------------------------------------------------------------------

      Operating revenues increased $266 million, or 7%, to $4.1 billion in 2004. Retail electricity revenues decreased $121 million, or 4%, to $3.0 billion reflecting a $373 million decline attributable to a 12% drop in sales volumes, driven by the effect of competitive activity and, to a lesser extent, milder weather, partially offset by a $252 million increase due to higher pricing. Higher pricing reflected increased price-to-beat rates, due to approved fuel factor increases, and higher contract pricing in the competitive large business market, both resulting from higher natural gas prices. Retail electricity customer counts at June 30, 2004 declined 1% from June 30, 2003 but have increased 1% from December 31, 2003. Wholesale electricity revenues grew $427 million, or 83%, to $942 million reflecting a $294 million increase attributable to a 57% rise in sales volumes and a $133 million increase due to the effect of increased natural gas prices on wholesale prices. Higher wholesale electricity sales volumes reflected the establishment of the new northeast zone in ERCOT. Because Energy has a generation plant in the new zone, wholesale sales have increased. Wholesale power purchases also increased as a result of the establishment of the new zone. The increase in wholesale sales volumes also reflected a partial shift in the customer base from retail to wholesale services, particularly in the business market.

      Net results from hedging and risk management activities, which are reported in revenues and include both realized and unrealized gains and losses, declined $132 million from a net gain of $135 million in 2003 to a net gain of $3 million in 2004. Changes in these results reflect market price movements on commodity positions held to hedge gross margin. The comparison to 2003 also reflects the effect of favorable gas price movements in 2003 in the wholesale gas operations (approximately $40 million) and a decline of $18 million due to a favorable settlement with a counterparty in 2003. Because the hedging activities are intended to mitigate the risk of commodity price movements on revenues and cost of energy sold, the changes in such results should not be viewed in isolation, but rather taken together with the effects of pricing and cost changes on gross margin. Results from these activities include net unrealized losses arising from mark-to-market accounting of $31 million in 2004 and net unrealized gains of $47 million in 2003. The majority of Energy's natural gas physical sales and purchases are in the wholesale markets and essentially represent hedging activities. These activities are accounted for on a net basis with the exception of retail sales to business customers, which effective October 1, 2003 are reported gross in accordance with new accounting rules and totaled $88 million in revenues for the first six months of 2004. The increase in other revenues of $92 million to $176 million in 2004 was primarily driven by this change.

      Gross Margin

                                                                                Six Months Ended
                                                                                    June 30,
                                                                 ------------------------------------------------
                                                                                % of                      % of
                                                                   2004       Revenue         2003       Revenue
                                                                  ------     ---------       ------     ---------
Operating revenues.....................................          $ 4,072         100%        $ 3,806        100%
Costs and expenses:
     Cost of energy sold and delivery fees.............            2,603          64%          2,498         66%
     Operating costs...................................              366           9%            341          9%
     Depreciation and amortization related to generation
         assets........................................              164           4%            188          5%
                                                                 -------       -----         -------     ------
Gross margin...........................................          $   939          23%        $   779         20%
                                                                 =======       =====         =======     ======

      Gross margin increased $160 million, or 21%, to $939 million in 2004. The favorable effect of higher sales pricing, which was partially offset by lower results from hedging and risk management activities, more effective management of gas-fired generation versus purchased power supply sourcing, as well as increased base load coal-fired production, were partially offset by the unfavorable effects of a volume mix shift from higher-margin retail sales to wholesale sales, higher delivery fees, increased operating costs and milder weather. Cost of energy sold in 2004 was unfavorably impacted by an estimated $40 million effect of the planned nuclear facility outage (due to higher cost of replacement power), compared to a similar estimated $30 million effect in 2003 due to an unplanned outage caused by a transmission grid disturbance and an unplanned outage to repair a pump motor.

      Operating costs increased $25 million, or 7%, to $366 million in 2004. The increase reflected $29 million in incremental testing, inspection and component repair costs associated with the planned outage for refueling at the nuclear facility, partially offset by the timing of other repair and maintenance expenses. Depreciation and amortization related to generation assets decreased $24 million, or 13%, to $164 million, reflecting a decrease of $34 million due to extensions of estimated average depreciable lives of nuclear and lignite generation facilities' assets to better reflect their useful lives, partially offset by the effect of higher asset retirement obligations due to new mining activity. (See Note 1 to Financial Statements).

      Depreciation and amortization not included in gross margin totaled $21 million and $18 million for the six months ended June 30, 2004 and 2003, respectively. The increase reflects the acceleration of the amortization of certain software to reflect a shorter useful life, partially offset by the effect of the transfer of information technology assets, principally capitalized software, to an affiliate in connection with the Capgemini transaction.

      SG&A expenses increased $15 million, or 5%, to $307 million in 2004 reflecting increases of $11 million in bad debt expense, $10 million in higher staffing and other costs to improve customer call center service levels and $8 million in higher deferred incentive compensation expense due to the increase in the price of TXU Corp. stock, partially offset by the benefits of various cost reduction initiatives of $12 million.

      Other income decreased by $11 million to $13 million in 2004. Other income in both 2004 and 2003 reflected $12 million of amortization of a gain on the sale of two generation plants in 2002. Other income in 2003 also included a $9 million net gain on the sale of certain retail gas operations.

      Other deductions increased $276 million to $281 million in 2004. Other deductions in 2004 consist largely of $109 million for software write-offs, $86 million for employee severance and $79 million in spare parts inventory writedowns. These charges are discussed above under "Strategic Initiatives and Other Actions."

      Interest income increased by $5 million to $8 million in 2004 primarily due to higher average advances to affiliates.

      Interest expense and related charges increased by $9 million, or 6%, to $172 million in 2004. The increase reflects $8 million due to higher average debt levels and $6 million due to higher average interest rates, partially offset by $5 million in interest reimbursed to Electric Delivery in 2003 related to the excess mitigation credit that ceased at the end of 2003.

      The effective income tax rate decreased to 21.4% in 2004 from 30.4% in 2003 driven by the effects of ongoing tax benefits of depletion allowances and amortization of investment tax credits on a lower income base in 2004.

      Income from continuing operations before cumulative effect of changes in accounting principles decreased $91 million to $99 million in 2004, reflecting the increase in other deductions and SG&A expenses, partially offset by the higher gross margin. Net pension and postretirement benefit costs reduced income from continuing operations by $19 million in 2004 and $18 million in 2003.

Electric Delivery
------------------

Financial Results
------------------

                                                                    Three Months Ended         Six Months Ended
                                                                         June 30,                  June 30,
                                                                   ----------------------    ---------------------
                                                                     2004          2003        2004        2003
                                                                    ------        ------      ------      ------

Operating revenues..........................................       $   518        $   486   $   1,041   $     992

Costs and expenses:

     Operating costs........................................           180            176         356         350

     Depreciation and amortization..........................            83             69         170         137

     Selling, general and administrative expenses...........            53             47         102          97

     Franchise and revenue-based taxes .....................            59             61         117         120

     Other income ..........................................            (2)            (2)         (4)         (4)

     Other deductions ......................................            19             --          19          --

     Interest income........................................           (14)           (14)        (25)        (30)

     Interest expense and related charges...................            71             74         141         155
                                                                   -------        -------     -------     -------

         Total costs and expenses...........................           449            411         876         825
                                                                   -------        -------     -------     -------

Income before income taxes..................................            69             75         165         167

Income tax expense..........................................            22             23          52          54
                                                                   -------        -------     -------     -------

Income before extraordinary gain............................       $    47        $    52     $   113     $   113
                                                                   =======        =======     =======     =======

------------------------
This segment consists of the electricity transmission and distribution business, which is subject to regulation by Texas authorities.

Electric Delivery
-----------------

Operating Data
---------------

                                                                                 Three Months Ended         Six Months Ended
                                                                                         June 30,                  June 30,
                                                                                 ---------------------     -------------------
                                                                                   2004          2003        2004        2003
                                                                                  ------        ------      ------      ------
Operating statistics - volumes:
Electric energy delivered (GWh).............................................       24,900         24,378      48,531      48,286

Reliability statistics:
System Average Interruption Duration Index (SAIDI) (non-storm)(a)...........                                   81.58       75.47
System Average Interruption Frequency Index (SAIFI)(non-storm) (a)..........                                    1.16        1.24
Customer Average Interruption Duration Index (CAIDI)(non-storm) (a).........                                   70.35       60.96

Electricity points of delivery (end of period and in thousands):
Electricity distribution points of delivery (based on number of meters)(b)..                                   2,954       2,909

Operating revenues (millions of dollars):
Electricity transmission and distribution:
     Affiliated (Energy)....................................................      $   332        $   349     $   681     $   726
     Non-affiliated.........................................................          186            137         360         266
                                                                                  -------        -------     -------     -------
       Total operating revenues.............................................      $   518        $   486     $ 1,041     $   992
                                                                                  =======        =======     =======     =======

--------------------------
(a) SAIDI is the average number of total electric service outage minutes per customer in the past year. SAIFI is the average number of electric service interruptions per customer in the past year. CAIDI is the average number of electric service outage minutes per interruption in the past year.
(b) Includes lighting sites, principally guard lights, for which Energy is the REP but are not included in Energy's customer count. Such sites totaled 98,292 and 103,554 at June 30, 2004 and 2003, respectively.

Electric Delivery
-----------------

Three Months Ended June 30, 2004 Compared to Three Months Ended June 30, 2003
-----------------------------------------------------------------------------

      Operating revenues increased $32 million, or 7%, to $518 million in 2004. Higher tariffs provided $26 million of this increase, reflecting delivery fee surcharges associated with the issuance of securitization bonds in August 2003 ($14 million), transmission rate increases approved in late 2003 and 2004 ($7 million) and an increase in distribution tariffs to recover higher transmission costs ($5 million). A 2% increase in electricity volumes delivered in 2004 resulted in a $3 million increase in revenue, reflecting customer growth of 1.5%. Delivery fee surcharges associated with the second issuance of securitization bonds in June 2004 were billed to customers starting on July 1, 2004. The estimated impact of these additional surcharges for the remainder of 2004 is an increase to revenues of $44 million with an offsetting increase to amortization expense for the same amount.

      Gross Margin

                                                                          Three Months Ended June 30,
                                                                ------------------------------------------------
                                                                              % of                      % of
                                                                  2004       Revenue       2003        Revenue
                                                                 ------    ----------     ------      ---------
Operating revenues.....................................          $   518        100%      $   486        100%
Costs and expenses:
     Operating costs...................................              180         35%          176         36%
     Depreciation and amortization.....................               83         16%           66         14%
                                                                 -------      -----       -------     ------
Gross margin...........................................          $   255         49%      $   244         50%
                                                                 =======      =====       =======     ======

      Gross margin increased $11 million, or 5%, to $255 million in 2004, driven by higher operating revenues. The increase in operating costs of $4 million, or 2%, to $180 million, reflects a $2 million increase in third-party transmission costs and a $2 million increase in metering-related costs due to increased disconnect/reconnect activities. Depreciation and amortization included in gross margin reflects depreciation of assets directly used in the delivery of electricity and amortization of regulatory assets. The increase in depreciation and amortization of $17 million, or 26%, to $83 million reflected $14 million in higher amortization of regulatory assets associated with the issuance of securitization bonds (offsetting the same amount of revenue increase) and $3 million in higher depreciation due to normal additions and replacements of equipment.

      An unusual level of storm activity in the second quarter of 2004 resulted in approximately $25 million in damage repairs and replacements, to be recorded primarily as a regulatory asset for repairs, with a portion related to asset replacements expected to be recorded as electric utility plant.

      Depreciation and amortization not included in gross margin totaled $3 million for the three months ended June 30, 2003, compared to essentially zero in the 2004 period. This decline reflects a transfer of information technology assets, principally capitalized software, to a subsidiary of TXU Corp. in connection with the Capgemini outsourcing transaction (see Note 1 to Financial Statements).

      SG&A expenses increased $6 million, or 13%, to $53 million in 2004, driven by a $3 million increase in deferred incentive compensation expense due primarily to a higher TXU Corp. common stock price. The balance of the increase was due to individually immaterial increases in various expense categories.

      Other deductions of $19 million in 2004 consist principally of severance-related charges in connection with the Capgemini outsourcing transaction and other cost reduction initiatives discussed above under "Strategic Initiatives and Other Actions".

      Interest expense and related charges decreased $3 million, or 4%, to $71 million in 2004. The decrease reflected a $5 million impact of lower average interest rates and $3 million in interest paid to REPs in 2003 related to the excess mitigation credit that ceased at the end of 2003, partially offset by a $5 million impact of higher average borrowings.

      The effective income tax rate increased to 31.9% in 2004 from 30.7% in 2003. The increase primarily reflected the effect of higher state income taxes and interim period estimation differences, partially offset by the effect of a non-taxable Medicare subsidy in 2004 related to postretirement benefit expense.

      Income before extraordinary gain decreased $5 million, or 10%, to $47 million in 2004, primarily reflecting the other deductions and higher SG&A expenses, partially offset by higher gross margin. Net pension and postretirement benefit costs reduced income before extraordinary gain by $4 million in both 2004 and 2003.

Six Months Ended June 30, 2004 Compared to Six Months Ended June 30, 2003
-------------------------------------------------------------------------

      Operating revenues increased $49 million, or 5%, to $1.0 billion in 2004. Higher tariffs provided a $54 million increase, reflecting delivery fee surcharges associated with the issuance of securitization bonds in August 2003 ($28 million), transmission rate increases approved in late 2003 and 2004 ($16 million) and an increase in distribution tariffs to recover higher transmission costs ($11 million). Delivery fee surcharges associated with the second issuance of securitization bonds in June 2004 were billed to customers starting on July 1, 2004. The estimated impact of these additional surcharges for the remainder of 2004 is an increase to revenues of $44 million with an offsetting increase to amortization expense for the same amount. Revenue growth also included $6 million in increased disconnect/reconnect fees, reflecting disconnections initiated by REPs on uncollected accounts and increased consumer switching due to competitive activity. Revenue growth was partially offset by an estimated $11 million effect of lower residential consumption because of milder weather, usage efficiencies and other factors.

      Gross Margin

                                                                           Six Months Ended June 30,
                                                                -------------------------------------------------
                                                                               % of                      % of
                                                                  2004       Revenue       2003        Revenue
                                                                 ------     ---------     ------      ---------

Operating revenues.....................................          $ 1,041        100%      $   992        100%
Costs and expenses:
     Operating costs...................................              356         34%          350         35%
     Depreciation and amortization.....................              167         16%          131         13%
                                                                 -------      -----       -------     ------
Gross margin...........................................          $   518         50%      $   511         52%
                                                                 =======      =====       =======     ======

      Gross margin increased $7 million, or 1%, to $518 million in 2004, driven by higher operating revenue. The increase in operating costs of $6 million, or 2%, to $356 million, reflects a $4 million increase in metering-related costs associated with the increased disconnect/reconnect activity and a $3 million increase in third-party transmission costs. Depreciation and amortization included in gross margin reflects depreciation of assets directly used in the delivery of electricity and amortization of regulatory assets. The increase in depreciation and amortization of $36 million, or 28%, to $167 million reflected $28 million in higher amortization of regulatory assets associated with the issuance of securitization bonds (offsetting the same amount of revenue increase) and $8 million in higher depreciation due to normal additions and replacements of equipment.

      Depreciation and amortization not included in gross margin totaled $3 million and $6 million for the six months ended June 30, 2004 and 2003, respectively. This decline reflects a transfer of information technology assets, principally capitalized software, to an affiliate in connection with the Capgemini outsourcing transaction (see Note 1 to Financial Statements).

      SG&A expenses increased $5 million, or 5%, to $102 million in 2004, driven by a $4 million increase in deferred incentive compensation expense due primarily to a higher TXU Corp. common stock price.

      Other deductions of $19 million in 2004 consist principally of severance-related charges in connection with the Capgemini outsourcing transaction and other cost reduction initiatives discussed above under "Strategic Initiatives and Other Matters."

      Interest expense and related charges decreased $14 million, or 9%, to $141 million in 2004. The decrease reflected an $11 million impact of lower average interest rates and $5 million in interest paid to REPs in 2003 related to the excess mitigation credit that ceased at the end of 2003, partially offset by a $2 million impact of higher average borrowings.

      The effective income tax rate decreased to 31.5% in 2004 from 32.3% in 2003. The decrease primarily reflected the effect of a non-taxable Medicare subsidy in 2004 ($2.2 million for the six months ended June 30, 2004) related to postretirement benefit expense.

      Income before extraordinary gain was $113 million in both 2004 and 2003, primarily reflecting the other deductions and higher SG&A expenses, offset by lower interest expense and higher gross margin. Net pension and postretirement benefit costs reduced income before extraordinary gain by $8 million in 2004 and $9 million in 2003.

COMPREHENSIVE INCOME

      Cash flow hedge activity reported in other comprehensive income from continuing operations included:

                                                                 Three Months Ended        Six Months Ended
                                                                      June 30,                 June 30,
                                                              ------------------------   -------------------
                                                                  2004         2003        2004        2003
                                                               ---------     --------     ---------   -----
Cash flow hedge activity (net of tax):
Net change in fair value of hedges - gains/(losses):
   Commodities..............................................   $   (17)      $   (20)    $   (75)    $   (98)


Losses realized in earnings (net of tax):
   Commodities..............................................         7            22          10          69
   Financing - interest rate swaps..........................         1             2           3           4
                                                               -------       -------     -------     -------
                                                                     8            24          13          73
                                                               -------       -------     -------     -------

Effect of cash flow hedges reported in comprehensive results
   related to continuing operations.........................   $    (9)      $     4     $   (62)    $   (25)
                                                               ========      =======     ========    ========

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

      Cash Flows - Cash flows provided by operating activities for the six months ended June 30, 2004 were $758 million compared to $676 million for the six months ended June 30, 2003. The increase of $82 million in cash flows provided by operating activities reflected improved cash earnings (net income adjusted for the significant noncash items identified in the statement of cash flows), the effect of the payment in 2003 related to the counterparty default events and the termination and liquidation of those outstanding positions and the decrease in interest paid to REPs on the earnings mitigation credit partially offset by the unfavorable effect of increased margin deposit requirements and unfavorable working capital (accounts receivable, accounts payable and inventories) changes. The unfavorable working capital changes reflect improvements in 2003 due to higher collections following billing delays.

      Cash flows used in financing activities were $1.0 billion in 2004 compared to $1.1 billion in 2003. The activity in 2004 reflected repayments of advances from affiliates of $2.8 billion and cash distributions to TXU Corp. of $425 million partially offset by bank borrowings of $1.7 billion and net issuances and repayments of other borrowings of $540 million. Net issuances and repayments of borrowings in 2003 used cash of $627 million. The activity in 2003 also reflected cash distributions to TXU Corp. of $250 million and repurchases of stock from TXU Corp. of $250 million.

      Cash flows provided by investing activities totaled $113 million in 2004 compared to cash flows used in investing activities of $366 million during 2003. Capital expenditures, including nuclear fuel, were $402 million in 2004 and $385 million in 2003. Proceeds from the sale of TXU Fuel Company provided $495 million in 2004. Proceeds from the sale of certain retail commercial and industrial gas operations provided $15 million in 2003.

      Depreciation and amortization expense reported in the statement of cash flows exceeds the amount reported in the statement of income by $30 million for 2004. This difference represents amortization of nuclear fuel, which is reported as cost of energy sold in the statement of income consistent with industry practice, and amortization of certain regulatory assets, which is reported as operating costs in the statement of income.

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

      Long-Term Debt Activity -- During the six months ended June 30, 2004, US Holdings and its subsidiaries issued, redeemed, reacquired or made scheduled principal payments on long-term debt as follows:

                                                      Issuances   Retirements
                                                      ---------   -----------
Energy:
    Pollution control revenue bonds..................   $    -      $  121
    Other............................................        -           6

Electric Delivery:
    Transition bonds.................................      790           8
    First mortgage bonds.............................        -         100
                                                        ------      ------

    Total............................................   $  790      $  235
                                                        ======      ======

      See Note 4 to Financial Statements for further detail of debt issuance and retirements, financing arrangements and capitalization.

      The mortgage of Electric Delivery restricts its payment of dividends to the amount of its retained earnings. Certain other debt instruments and preferred securities of TXU Corp. and its subsidiaries contain provisions that restrict payment of dividends during any interest or distribution payment deferral period or while any payment default exists. At June 30, 2004, there were no restrictions on the payment of dividends under these provisions.

      Capitalization -- The capitalization ratios of US Holdings at June 30, 2004, consisted of long-term debt (less amounts due currently) of 53.7%, preferred membership interests held by TXU Corp. (net of unamortized discount balance of $246 million) of 3.5%, preferred stock of 0.2% and common stock equity of 42.6%.

      Short-term Borrowings -- At June 30, 2004, US Holdings had outstanding short-term borrowings consisting of bank borrowings of $1.7 billion at a weighted average interest rate of 3.01% and advances from affiliates of $2.3 billion at a weighted average interest rate of 2.86%. At December 31, 2003, US Holdings had outstanding short-term advances from affiliates of $691 million at a weighted average interest rate of 2.92%.

      Credit Facilities -- At June 30, 2004, Energy had a fully drawn $1 billion credit facility expiring in April 2005. This facility was repaid in July with the proceeds from Energy's issuance of $800 million floating rate senior notes and advances from TXU Corp. and subsequently terminated. Energy and Electric Delivery have ongoing joint credit facilities totaling $2.5 billion of which $675 million had been borrowed by Energy at June 30, 2004 under the three-year revolving credit facility expiring in June 2007. These credit facilities and a TXU Corp. $500 million five-year revolving credit facility are used for working capital and general corporate purposes and support issuances of letters of credit. In July, advances from TXU Corp. were used by Energy to repay the $675 million borrowings under the three-year revolving credit facility. See Note 4 to Financial Statements for details of the arrangements.

      Sale of Receivables -- TXU Corp. has established an accounts receivable securitization program. The activity under this program is accounted for as a sale of accounts receivable in accordance with SFAS 140. Under the program, subsidiaries of TXU Corp. (originators) sell trade accounts receivable to TXU Receivables Company, a consolidated wholly-owned bankruptcy remote direct subsidiary of TXU Corp., which sells undivided interests in the purchased accounts receivable for cash to special purpose entities established by financial institutions. All new trade receivables under the program generated by the originators are continuously purchased by TXU Receivables Company with the proceeds from collections of receivables previously purchased. Funding to US Holdings under the program at June 30, 2004 and December 31, 2003 totaled $496 million and $547 million, respectively. See Note 4 to Financial Statements for a more complete description of the program including the financial impact on earnings and cash flows for the periods presented and the contingencies that could result in termination of the program.

      Registered Financing Arrangements -- US Holdings may issue and sell additional debt and equity securities as needed, including up to $25 million of cumulative preferred stock and up to an aggregate of $924 million of additional cumulative preferred stock, debt securities and/or preferred securities of subsidiary trusts all of which are currently registered with the Securities and Exchange Commission for offering pursuant to Rule 415 under the Securities Act of 1933.

      Cash and Cash Equivalents -- Cash on hand totaled $671 million and $806 million at June 30, 2004 and December 31, 2003, respectively.

      Restricted Cash -- At June 30, 2004, the TXU Electric Delivery Transition Bond Company LLC had $23 million of restricted cash, representing collections from customers that secure its securitization bonds and may be used only to service its debt and pay its expenses.

      Credit Ratings of TXU Corp. and its Subsidiaries-- The current credit ratings for TXU Corp. and certain of its subsidiaries are presented below:


                          TXU Corp.        US Holdings     Electric Delivery  Electric Delivery      Energy
                     ------------------  ----------------- -----------------  -----------------  -----------------
                     (Senior Unsecured) (Senior Unsecured)      (Secured)         (Unsecured)    (Senior Unsecured)
S&P...............           BBB-               BBB-               BBB               BBB-              BBB
Moody's...........           Ba1                Baa3               Baa1              Baa2              Baa2
Fitch.............           BBB-               BBB-               BBB+              BBB               BBB

      Moody's and Fitch currently maintain a stable outlook for TXU Corp., US Holdings, Energy and Electric Delivery. S&P currently maintains a negative outlook for each such entity.

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

      Financial Covenants, Credit Rating Provisions and Cross Default Provisions -- The terms of certain financing arrangements of US Holdings and its subsidiaries contain financial covenants that require maintenance of specified fixed charge coverage ratios, shareholders' equity to total capitalization ratios and leverage ratios and/or contain minimum net worth covenants. As of June 30, 2004, US Holdings and its subsidiaries were in compliance with all such applicable covenants.

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

Credit Rating Covenants
-----------------------

      Energy has provided a guarantee of the obligations under TXU Corp.'s lease (approximately $125 million at June 30, 2004) for its headquarters building. In the event of a downgrade of Energy's credit rating to below investment grade, a letter of credit would need to be provided within 30 days of any such rating decline.

      Energy has entered into certain commodity contracts and lease arrangements that in some instances give the other party the right, but not the obligation, to request Energy to post collateral in the event that its credit rating falls below investment grade.

      Based on its current commodity contract positions, if Energy were downgraded below investment grade by any specified rating agency, counterparties would have the option to request Energy to post additional collateral of approximately $162 million.

      In addition, Energy has a number of other contractual arrangements under which the counterparties would have the right to request Energy to post collateral. The amount Energy would post under these transactions depends in part on the value of the contracts at that time and Energy's rating by each of the three rating agencies. As of June 30, 2004, based on current contract values, the maximum Energy would post for these transactions is $230 million. Of this amount, $209 million relates to one specific counterparty that would require Energy to post collateral if all three rating agencies downgraded Energy to below investment grade.

      Energy is also the obligor on leases aggregating $158 million. Under the terms of those leases, if Energy's credit rating were downgraded to below investment grade by any specified rating agency, Energy could be required to sell the assets, assign the leases to a new obligor that is investment grade, post a letter of credit or defease the leases.

      ERCOT also has rules in place to assure adequate creditworthiness for parties that schedule power on the ERCOT System. Under those rules, if Energy's credit rating were downgraded to below investment grade by any specified rating agency, Energy could be required to post collateral of approximately $45 million.

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

      A default by Energy or Electric Delivery or any subsidiary thereof in respect of indebtedness in a principal amount in excess of $50 million would result in a cross default for such party under the $2.5 billion joint credit facilities expiring in June 2005, 2007 and 2009. Under these credit facilities, a default by Energy or any subsidiary thereof would cause the maturity of outstanding balances under such facility to be accelerated as to Energy but not as to Electric Delivery. Also, under this credit facility, a default by Electric Delivery or any subsidiary thereof would cause the maturity of outstanding balances under such facility to be accelerated as to Electric Delivery but not as to Energy.

      A default by US Holdings or any subsidiary thereof on financing arrangements of $50 million or more would result in a cross default under the $30 million of TXU Mining (a subsidiary of Energy) senior notes, which have a $1 million cross default threshold.

      A default by TXU Corp. on indebtedness with a principal amount in excess of $50 million would result in a cross default under its $500 million five-year revolving credit facility expiring August 2008, which facility is also made available to US Holdings.

      Energy has entered into certain mining and equipment leasing arrangements aggregating $109 million that would terminate upon the default of any other obligations of Energy owed to the lessor. In the event of a default by TXU Mining on indebtedness in excess of $1 million, a cross default would result under the $30 million TXU Mining leveraged lease and the lease could terminate.

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

      Energy enters into energy-related contracts, the master forms of which contain provisions whereby an event of default would occur if Energy were to default under an obligation in respect of borrowings in excess of thresholds, which vary, stated in the contracts.

      US Holdings and its subsidiaries have other arrangements, including leases with cross default provisions, the triggering of which would not result in a significant effect on liquidity.

      Long-term Contractual Obligations and Commitments -- The table below reflects updates of amounts presented in US Holding's 2003 Form 10-K to reflect the obligation under the business services outsourcing agreement with Capgemini, changes in purchase obligations, and the repayment of debt and other instruments as discussed in Note 1 to Financial Statements.

Contractual Cash Obligations

                                                                             One to   Three to    More
                                                              Less Than      Three      Five    Than Five
                                                              One Year       Years     Years     Years
                                                               -------       -----    -------    -----
Long-term debt and preferred membership interest -
   principal and interest/dividends................           $  732     $1,368     $1,666      $13,021
Purchase obligations...............................            1,380      1,605        568         504
Business services outsourcing obligations..........              308        458        458       1,145

      There have been no other significant changes in contractual cash obligations of US Holdings, since December 31, 2003 as disclosed in the 2003 Form 10-K.

OFF BALANCE SHEET ARRANGEMENTS

      TXU Corp.'s accounts receivable securitization program is discussed in
Note 4 to Financial Statements.

COMMITMENTS AND CONTINGENCIES

      Guarantees -- See Note 6 to Financial Statements for details of contingencies, including guarantees.

REGULATION AND RATES

      Price-to-Beat Rates - Under the 1999 Restructuring Legislation, Energy is required to continue to charge a "price-to-beat" rate established by the Commission to residential customers in the historical service territory. Energy must continue to make price-to-beat rates available to small business customers, however, it may offer rates other than price-to-beat, since it met the requirements of the 40% threshold target calculation in December 2003. The price-to-beat rate can be adjusted upward or downward twice a year, subject to approval by the Commission, for changes in the market price of natural gas.

      In March 2004, Energy filed a request with the Commission to increase the fuel factor component of its price-to-beat rates. This request was approved May 13, 2004. In accordance with the Commission's order, the new rate became effective on May 20, 2004. This adjustment raised the average monthly residential electric bill of a customer using 1,000 kilowatt hours by 3.4% or $3.39 per month.

      In June 2004, Energy filed its second request for this year with the Commission to increase the fuel factor component of its price-to-beat rates. This request was approved July 28, 2004 and became effective on August 4, 2004. The filing reflects an increase of 12.7% in the market price of natural gas since the March 2004 filing. This adjustment raised the average monthly residential electric bill of a customer using 1,000 kilowatt hours by 5.7% or $5.87 per month.

      Transmission Rates -- In March 2004, Electric Delivery filed an annual request for interim update of its wholesale transmission rate. Electric Delivery requested a total annualized revenue increase of $14 million. Approximately $8.5 million of this increase would be recovered through transmission rates charged to wholesale customers, with the remaining $5.5 million to be recovered from REPs through the retail transmission cost recovery factor (TCRF) of Electric Delivery's retail delivery rate. Electric Delivery's new wholesale transmission rate was approved by the Commission and became effective on April 15, 2004.

      In March 2004, the Commission approved an estimated annualized increase of $9 million in the TCRF component of Electric Delivery's distribution rates charged to REPs. The effect of Electric Delivery's wholesale transmission rate increase described in the preceding paragraph will be included in Electric Delivery's September 2004 TCRF update. On July 26, 2004, Electric Delivery filed a second request with the Commission to increase the TCRF component of its retail delivery rates charged to REPs. The request, as proposed, will increase annual revenues by an estimated $29.5 million. Electric Delivery anticipates that this proposed increase will be implemented September 1, 2004. With respect to the impact on US Holdings' consolidated results, the higher TCRF results in reduced margin on Energy's sales to those retail customers with pricing that does not provide for recovery of higher delivery fees, principally price-to-beat customers.

     Other Commission Matters - On May 27, 2004, the Commission opened an investigation to gather information regarding Electric Delivery's and its affiliates' compliance with the Commission's affiliate code of conduct rules. Energy's conversations with the Commission indicate that this investigation was prompted in large part by the utility's change in its legal corporate name from Oncor Electric Delivery Company back to TXU Electric Delivery Company. Those discussions indicate a reasonable expectation that the Commission will focus its investigation on Energy's implementation of a disclaimer rule that requires Energy to place a disclaimer in certain advertisements and on business cards to explain the distinction between Energy and Electric Delivery.

     Electric Delivery filed formal notice of its name change at the Commission on June 1, 2004, by filing for approval re-issued tariffs that display the new company name but are in all other respects identical to the pre-existing tariffs. The Commission's Policy Development Division has issued an order indicating that the re-issued tariff is to be administratively approved in August. Two groups of competitive retailers appealed that order to the Commission and in early August the Commissioners declined to consider the appeal. The Commission staff on August 6, 2004 recommended approval of the re-issued tariffs, subject to Electric Delivery running public service announcements to explain the distinction between TXU Electric Delivery Company and TXU Energy Company LLC. Therefore, on August 9, 2004, the Commission Policy Development Division approved the re-issued tariffs and ordered Electric Delivery to also educate the public on the difference between Electric Delivery and its competitive affiliates.

     The city of Denison, acting in its role as a regulatory authority, initiated an inquiry on August 2, 2004 to determine if the rates of Electric Delivery, which have been established by the Commission, are just and reasonable. Certain other cities within the historical service territory are considering similar requests. Electric Delivery expects to file information responsive to the inquiry by the end of 2004, with city actions, if any, to take place in 2005. It is too early to determine whether these inquiries will have any material effect on Electric Delivery's rates. Electric Delivery has the right to appeal any city action to the Commission.

     Energy, along with several ERCOT wholesale market participants, has filed an appeal at the Court of Appeals for the Third District of Texas (Austin) contesting certain aspects of a recently adopted Commission rule regarding enforcement standards applicable to the wholesale power market. Energy believes that certain portions of the rule as adopted are unconstitutionally vague and other portions may exact an unconstitutional taking of private property without just compensation. There is no statutory deadline by which the court must act on the appeal.

     On August 4, 2004, Rusk County Electric Cooperative filed a complaint at the Commission, alleging that Energy and Electric Delivery have been violating applicable laws by providing electric service to certain TXU Mining facilities that the cooperative asserts may be lawfully served only by the cooperative. Energy and Electric Delivery believe that their actions have been and continue to be lawful, and will vigorously defend themselves against the cooperative's complaint.

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

      The implementation of performance improvement initiatives identified by management may not produce the desired results and may result in disruptions arising from employee displacements and the rapid pace of changes to organizational structure and operating practices and processes.

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

      US Holdings' businesses are subject to changes in laws (including the Texas Public Utility Regulatory Act, as amended, the Federal Power Act, as amended, the Atomic Energy Act, as amended, the Public Utility Regulatory Policies Act of 1978, as amended, the Clean Air Act, as amended, and the Public Utility Holding Company Act of 1935, as amended) and changing governmental policy and regulatory actions (including those of the Commission, the FERC, the EPA and the NRC) with respect to matters including, but not limited to, operation of nuclear power facilities, construction and operation of other power generation facilities, construction and operation of transmission facilities, acquisition, disposal, depreciation, and amortization of regulated assets and facilities, recovery of purchased gas costs, decommissioning costs, and return on invested capital for US Holdings' regulated businesses, and present or prospective wholesale and retail competition.

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

      US Holdings' regulated businesses are subject to cost-of-service regulation and annual earnings oversight. This regulatory treatment does not provide any assurance as to achievement of earnings levels. Electric Delivery's rates are regulated by the Commission based on an analysis of Electric Delivery's costs, as reviewed and approved in a regulatory proceeding. While rate regulation is premised on the full recovery of prudently incurred costs and a reasonable rate of return on invested capital, there can be no assurance that the Commission will judge all of US Holdings' costs to have been prudently incurred or that the regulatory process in which rates are determined will always result in rates that will produce full recovery of US Holdings' costs and the return on invested capital allowed by the Commission.

      Some of the fuel for US Holdings' power production facilities is purchased under short-term contracts or on the spot market. Prices of fuel, including natural gas, may also be volatile, and the price US Holdings can obtain for power sales may not change at the same rate as changes in fuel costs. In addition, US Holdings purchases and sells natural gas and other energy related commodities, and volatility in these markets may affect US Holdings' costs incurred in meeting its obligations.

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

      All but one of US Holdings' facilities for power production are located in the ERCOT region, a market with limited interconnections to other markets. Electricity prices in the ERCOT region are correlated to gas prices because gas-fired plant is the marginal cost unit during the majority of the year in the ERCOT region. Accordingly, the contribution to earnings and the value of US Holdings' base load power production is dependent in significant part upon the price of gas. US Holdings cannot fully hedge the risk associated with dependency on gas because of the expected useful life of US Holdings' power production assets and the size of its position relative to market liquidity.

      To manage its near-term financial exposure related to commodity price fluctuations, US Holdings routinely enters into contracts to hedge portions of its purchase and sale commitments, weather positions, fuel requirements and inventories of natural gas, lignite, coal, crude oil and refined products, and other commodities, within established risk management guidelines. As part of this strategy, US Holdings routinely utilizes fixed-price forward physical purchase and sales contracts, futures, financial swaps and option contracts traded in the over-the-counter markets or on exchanges. However, US Holdings can normally cover only a small portion of the exposure of its assets and positions to market price volatility, and the coverage will vary over time. To the extent US Holdings has unhedged positions, fluctuating commodity prices can materially impact US Holdings' results of operations and financial position, either favorably or unfavorably.

      Although US Holdings devotes a considerable amount of management time and effort to the establishment of risk management procedures as well as the ongoing review of the implementation of these procedures, the procedures it has in place may not always be followed or may not always function as planned and cannot eliminate all the risks associated with these activities. As a result of these and other factors, US Holdings cannot predict with precision the impact that risk management decisions may have on its business, results of operations or financial position.

      US Holdings might not be able to satisfy all of its guarantees and indemnification obligations, including those related to hedging and risk management activities, if they were to come due at the same time.

      US Holdings' hedging and risk management activities are exposed to the risk that counterparties that owe US Holdings money, energy or other commodities as a result of market transactions will not perform their obligations. The likelihood that certain counterparties may fail to perform their obligations has increased due to financial difficulties, brought on by various factors including improper or illegal accounting and business practices, affecting some participants in the industry. Some of these financial difficulties have been so severe that certain industry participants have filed for bankruptcy protection or are facing the possibility of doing so. Should the counterparties to these arrangements fail to perform, US Holdings might be forced to acquire alternative hedging arrangements or honor the underlying commitment at then-current market prices. In such event, US Holdings might incur losses in addition to amounts, if any, already paid to the counterparties. ERCOT market participants are also exposed to risks that another ERCOT market participant may default in its obligations to pay ERCOT for power taken in the ancillary services market, in which case such costs, to the extent not offset by posted security and other protections available to ERCOT, may be allocated to various non-defaulting ERCOT market participants.

      The current credit ratings for US Holdings' and its subsidiaries' long-term debt are investment grade. A rating reflects only the view of a rating agency, and it is not a recommendation to buy, sell or hold securities. Any rating can be revised upward or downward at any time by a rating agency if such rating agency decides that circumstances warrant such a change. If S&P, Moody's or Fitch were to downgrade US Holdings' and/or its subsidiaries' long-term ratings, particularly below investment grade, borrowing costs would increase and the potential pool of investors and funding sources would likely decrease, all of which would diminish US Holdings' financial condition. If the downgrade were below investment grade, liquidity demands would be triggered by the terms of a number of commodity contracts, leases and other agreements.

      Most of US Holdings' large customers, suppliers and counterparties require sufficient creditworthiness in order to enter into transactions. If US Holdings' subsidiaries' ratings were to decline to below investment grade, costs to operate the power businesses would increase because counterparties may require the posting of collateral in the form of cash-related instruments, or counterparties may decline to do business with US Holdings' subsidiaries.

      In addition, as discussed in US Holdings' Annual Report on Form 10-K for the year ended December 31, 2003, the terms of certain of US Holdings' financing and other arrangements contain provisions that are specifically affected by changes in credit ratings and could require the posting of collateral, the repayment of indebtedness or the payment of other amounts.

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

      US Holdings is obligated to offer the price-to-beat rate to requesting residential and small business customers in its historical service territory within Texas through January 1, 2007. US Holdings is not permitted to offer electricity to the residential customers in the historical service territory at a price other than the price-to-beat rate until January 1, 2005, unless before that date the PUCT determines that 40% or more of the amount of electric power consumed by residential customers in that area is committed to be served by REPs other than US Holdings Because US Holdings will not have the same level of residential customer price flexibility as competitors in the historical service territory, US Holdings could lose a significant number of these customers to other providers.

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

      In most retail electric markets outside the historical service territory, US Holdings' principal competitor may be the retail affiliate of the local incumbent utility company. The incumbent retail affiliates have the advantage of long-standing relationships with their customers. In addition to competition from the incumbent utilities and their affiliates, US Holdings may face competition from a number of other energy service providers, or other energy industry participants, who may develop businesses that will compete with US Holdings and nationally branded providers of consumer products and services. Some of these competitors or potential competitors may be larger and better capitalized than US Holdings If there is inadequate margin in these retail electric markets, it may not be profitable for US Holdings to enter these markets.

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

      US Holdings offers its customers a bundle of services that include, at a minimum, the electric commodity itself plus transmission, distribution and related services. The prices US Holdings charges for this bundle of services or for the various components of the bundle, either of which may be fixed by contract with the customer for a period of time, could fall below US Holdings' underlying cost to obtain the commodities or services.

      The information systems and processes necessary to support risk management, sales, customer service and energy procurement and supply in competitive retail markets in Texas and elsewhere are new, complex and extensive. US Holdings is refining these systems and processes, and they may prove more expensive to refine than planned and may not work as planned. Delays in the perfection of these systems and processes and any related increase in costs could have a material adverse impact on US Holdings' business and results of operations.

      Research and development activities are ongoing to improve existing and alternative technologies to produce electricity, including gas turbines, fuel cells, microturbines and photovoltaic (solar) cells. It is possible that advances in these or other alternative technologies will reduce the costs of electricity production from these technologies to a level that will enable these technologies to compete effectively with electricity production from traditional power plants like US Holdings'. While demand for electric energy services is generally increasing throughout the US, the rate of construction and development of new, more efficient power production facilities may exceed increases in demand in some regional electric markets. Consequently, where US Holdings has facilities, the market value of US Holdings' power production and/or energy transportation facilities could be significantly reduced. Also, electricity demand could be reduced by increased conservation efforts and advances in technology, which could likewise significantly reduce the value of US Holdings' facilities. Changes in technology could also alter the channels through which retail electric customers buy electricity.

      US Holdings is a holding company and conducts its operations primarily through wholly-owned subsidiaries. Substantially all of US Holdings' consolidated assets are held by these subsidiaries. Accordingly, US Holdings' cash flows and ability to meet its obligations and to pay dividends are largely dependent upon the earnings of its subsidiaries and the distribution or other payment of such earnings to US Holdings in the form of distributions, loans or advances, and repayment of loans or advances from US Holdings The subsidiaries are separate and distinct legal entities and have no obligation to provide US Holdings with funds for its payment obligations, whether by dividends, distributions, loans or otherwise.

      Because US Holdings is a holding company, its obligations to its creditors are structurally subordinated to all existing and future liabilities and existing and future preferred stock of its subsidiaries. Therefore, US Holdings' rights and the rights of its creditors to participate in the assets of any subsidiary in the event that such a subsidiary is liquidated or reorganized are subject to the prior claims of such subsidiary's creditors and holders of its preferred stock. To the extent that US Holdings may be a creditor with recognized claims against any such subsidiary, its claims would still be subject to the prior claims of such subsidiary's creditors to the extent that they are secured or senior to those held by US Holdings Subject to restrictions contained in TXU Corp.'s other financing arrangements, TXU Corp.'s subsidiaries may incur additional indebtedness and other liabilities.

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

      A lack of necessary capital and cash reserves could adversely impact the evaluation of US Holdings' credit worthiness by counterparties and rating agencies, and would likely increase its capital costs. Further, concerns on the part of counterparties regarding US Holdings' liquidity and credit could limit its portfolio management activities.

      As a result of the energy crisis in California during 2001, the recent volatility of natural gas prices in North America, the bankruptcy filing by Enron Corporation, accounting irregularities of public companies, and investigations by governmental authorities into energy trading activities, companies in the regulated and non-regulated utility businesses have been under a generally increased amount of public and regulatory scrutiny. Accounting irregularities at certain companies in the industry have caused regulators and legislators to review current accounting practices and financial disclosures. The capital markets and ratings agencies also have increased their level of scrutiny. Additionally, allegations against various energy trading companies of "round trip" or "wash" transactions, which involve the simultaneous buying and selling of the same amount of power at the same price and delivery location and provide no true economic benefit, power market manipulation and inaccurate power and commodity price reporting have had a negative effect on the industry. US Holdings believes that it is complying with all applicable laws, but it is difficult or impossible to predict or control what effect these events may have on US Holdings' financial condition or access to the capital markets. Additionally, it is unclear what laws and regulations may develop, and US Holdings cannot predict the ultimate impact of any future changes in accounting regulations or practices in general with respect to public companies, the energy industry or its operations specifically. Any such new accounting standards could negatively impact reported financial results.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Except as presented below, the information required hereunder is not significantly different from the information set forth in Item 7A. Quantitative and Qualitative Disclosures About Market Risk included in the 2003 Form 10-K and is therefore not presented herein.

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

                                                June 30,     December 31,
                                                  2004            2003
                                                ---------   --------------
       Period-end MtM VaR......................    $ 16           $ 15

       Average Month-end MtM VaR...............    $ 22           $ 25


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

                                                       June 30,    December 31,
                                                        2004           2003
                                                      ---------    ------------
          Period-end Portfolio VaR.................... $ 211          $ 199

          Average Month-end Portfolio VaR............. $ 190          $ 181

      Other Risk Measures -- The metrics appearing below provide information regarding the effect of changes in energy market conditions on earnings and cash flow.

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

                                                   June 30,     December 31,
                                                     2004           2003
                                                   ----------   -------------

       EaR ........................................   $  15          $  15

       CFaR .......................................   $  92          $  67

INTEREST RATE RISK

      See Note 4 to Financial Statements for a discussion of the issuance and retirement of debt since December 31, 2003.

CREDIT RISK

      Concentration of Credit Risk -- As of June 30, 2004, the exposure to credit risk from large business customers and hedging counterparties, excluding credit collateral, is $987 million, net of standardized master netting contracts and agreements that provide the right of offset of positive and negative credit exposures with individual customers and counterparties. When considering collateral currently held by US Holdings (cash, letters of credit and other security interests), the net credit exposure is $863 million. Of this amount, approximately 76% of the exposure is with investment grade customers and counterparties, as determined using publicly available information including major rating agencies' published ratings and US Holdings' internal credit evaluation process. Those customers and counterparties without an S&P rating of at least BBB- or similar rating from another major rating agency are rated using internal credit methodologies and credit scoring models to estimate an S&P equivalent rating. US Holdings routinely monitors and manages its credit exposure to these customers and counterparties on this basis.

      The following table presents the distribution of credit exposure as of June 30, 2004, for trade accounts receivable from large business customers, commodity contract assets and other derivative assets that arise primarily from hedging activities, by investment grade and noninvestment grade, credit quality and maturity.

                                                                                 Exposure by Maturity
                                 Exposure                            -------------------------------------------
                                 before                                                     Greater
                                  Credit       Credit       Net        2 years or   Between   than 5
                                Collateral   Collateral   Exposure        less     2-5 years   years      Total
                                ----------   ----------   --------        ----     ---------   -----      -----
Investment grade                 $   689       $   37       $ 652        $ 555       $ 54     $  43      $ 652
Noninvestment grade                  298           87         211          179         18        14        211
                                 -------       ------       -----        -----       ----     -----      -----
      Totals                     $   987       $  124       $ 863        $ 734       $ 72     $  57      $ 863
                                 =======       ======       =====        =====       ====     =====      =====

Investment grade                     70%          30%         76%
Noninvestment grade                  30%          70%         24%

      US Holdings has exposure in the amount of $87 million to one customer or counterparty that is 10% of the net exposure of $863 million at June 30, 2004. US Holdings holds a guaranty from this counterparty's investment grade parent. Additionally, approximately 85% of the credit exposure, net of collateral held, has a maturity date of two years or less. US Holdings does not anticipate any material adverse effect on its financial position or results of operations as a result of non-performance by any customer or counterparty.

ITEM 4.    CONTROLS AND PROCEDURES

      An evaluation was performed under the supervision and with the participation of US Holdings' management, including the principal executive officer and principal financial officer, of the effectiveness of the design and operation of the disclosure controls and procedures in effect as of the end of the current period included in this quarterly report. This evaluation took into consideration the strategic initiatives described in Note 1 to Financial Statements. Based on the evaluation performed, US Holdings' management, including the principal executive officer and principal financial officer, concluded that the disclosure controls and procedures were effective. During the most recent fiscal quarter covered by this quarterly report, there has been no change in US Holdings' internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, US Holdings' internal control over financial reporting.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

      Legal Proceedings -- On July 7, 2003, a lawsuit was filed by Texas Commercial Energy (TCE) in the United States District Court for the Southern District of Texas, Corpus Christi Division, against Energy and certain of its subsidiaries, as well as various other wholesale market participants doing business in ERCOT, claiming generally that defendants engaged in market manipulation, in violation of antitrust and other laws, primarily during the period of extreme weather conditions in late February 2003. An amended complaint was filed in February 2004 that joined additional, unaffiliated defendants. Three retail electric providers filed motions for leave to intervene in the action alleging claims substantially identical to TCE's. In addition, approximately 25 purported former customers of TCE have filed a motion to intervene in the action alleging claims substantially identical to TCE's, both on their own behalf and on behalf of a putative class of all former customers of TCE. A hearing on these motions was conducted May 20, 2004 during which the Court stated that it intended to enter an order dismissing the antitrust claims and an order was entered on June 24, 2004. TCE has indicated that it intends to appeal the dismissal, however, Energy believes the dismissal of the antitrust claims was proper and that it has not committed any violation of the antitrust laws. Further, the Commission's investigation of the market conditions in late February 2003 has not resulted in any findings adverse to US Holdings. Accordingly, US Holdings believes that TCE's and the interveners' claims against Energy and its subsidiary companies are without merit and Energy and its subsidiaries intend to vigorously defend the lawsuit on appeal. US Holdings is, however, unable to estimate any possible loss or predict the outcome of this action.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

               (a)      Exhibits provided as part of Part II are:

Exhibits       Previously Filed*
--------       -----------------        As
                   With File         Exhibit
                    Number
                    -------

(10)           Material Contracts.

10(a)          1-2833                 10(b)       --    $1,000,000,000 Credit Agreement dated as of April 26, 2004,
               Form 10-Q                                among TXU Energy Company LLC, the Lenders listed in Schedule
               (filed August [ ],                       2.01 thereto, and Credit Suisse First Boston as
               2004)                                    Administrative Agent.

10(a)          1-2833                 10(a)       --    $2,500,000,000 Revolving Credit Agreement dated as of June
               Form 8-K                                 24, 2004, among TXU Energy Company LLC and TXU Electric
               (filed July 1, 2004)                     Delivery Company, the Lenders listed in Schedule 2.01
                                                        thereto, JPMorgan Chase Bank as Administrative
                                                        Agent and the other parties named therein.

10(b)          1-2833                 10(j)       --    Purchase and Sale Agreement between TXU Fuel Company and
               Form 10-Q                                Energy Transfer Partners, L.P. dated April 25, 2004.
               (filed August [ ],
               2004)

10(c)          1-2833                 10(l)       --    Master Framework Agreement dated May 17, 2004 by and between
               Form 10-Q                                Oncor Electric Delivery Company (now TXU Electric Delivery
               (filed August [ ],                       Company) and CapGemini Energy LP.
               2004)

10(d)          1-2833                 10(m)       --    Master Framework Agreement dated May 17, 2004 by and between
               Form 10-Q                                TXU Energy Company LLC and CapGemini Energy LP.
               (filed August [ ],
               2004)

15                                                --    Letter from independent accountants as to unaudited interim financial information.

(31)           Rule 13a - 14(a)/15d - 14(a) Certifications.

31(a)                                             --    Certification of Tom Baker, principal executive officer of
                                                        TXU US Holdings Company, pursuant to Rule
                                                        13a-14(a)/15d-14(a) of the Securities Act of 1934, as
                                                        adopted pursuant to Section 302 of the Sarbanes-Oxley Act of
                                                        2002.
31(b)                                             --    Certification of Kirk R. Oliver, principal financial officer of TXU US Holdings Company, pursuant to Rule
                                                        13a-14(a)/15d-14(a) of the Securities Act of 1934, as
                                                        adopted pursuant to Section 302 of the Sarbanes-Oxley Act of
                                                        2002.
(32)           Section 1350 Certifications.

32(a)                                             --    Certification of Tom Baker, principal executive officer of
                                                        TXU US Holdings Company, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.



              (a)      Exhibits provided as part of Part II are:

Exhibits       Previously Filed*
--------       -----------------        As
                   With File         Exhibit
                    Number
                    -------

32(b)                                             --    Certification of Kirk R. Oliver, principal financial officer of TXU US Holdings Company, pursuant to 18 U.S.C. Section
                                                        1350, as adopted pursuant to Section 906 of the
                                                        Sarbanes-Oxley Act of 2002.
               Additional Exhibits.

99                                                --    Condensed Statements of Consolidated Income -
                                                        Twelve Months Ended June 30, 2004.

---------------------------
*        Incorporated herein by reference.


               (b)      Reports on Form 8-K furnished or filed since March 31, 2004:

                        Date of Report            Item Reported
                        --------------            -------------
                        April 26, 2004              Item 5.             Other Events and Regulation FD Disclosure
                                                    Item 12             Results of Operations and Financial Condition

                        May 14, 2004                Item 5.             Other Events and Regulation FD Disclosure

                        May 24, 2004                Item 5.             Other Events and Regulation FD Disclosure
                                                    Item 9.             Regulation FD Disclosure

                        June 7, 2004                Item 5.             Other Events and Regulation FD Disclosure

                        July 1, 2004                Item 5.             Other Events and Regulation FD Disclosure

                        August 5, 2004              Item 5.             Other Events and Regulation FD Disclosure



                                    SIGNATURE


        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.



                                      TXU US HOLDINGS COMPANY




                               By     /s/ Scott Longhurst
                                      ---------------------------------------
                                       Scott Longhurst
                                       Controller and Principal
                                       Accounting Officer








Date: August 12, 2004