Form 10-Q
period 2004-09-30
TXU US HOLDINGS CO
filed 2004-11-15
CIK 710182

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

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

                                    -- OR --

          ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                             -----------------------

                         Commission File Number 1-11668

                             TXU US Holdings Company


          Texas                                         75-1837355
(State of Incorporation)                   (I.R.S. Employer Identification No.)




 1601 Bryan Street, Dallas TX, 75201-3411                (214) 812-4600
 (Address of Principal Executive Offices)       (Registrant's Telephone Number)
 (Zip Code)
                             -----------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X   No
                                             ---    ---

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act). Yes     No   X
                                               ---      ----
Common Stock outstanding at November 11, 2004: 2,062,768 Class A shares, without par value and 39,192,594 Class B shares, without par value.

-------------------------------------------------------------------------------

TABLE OF CONTENTS
---------------------------------------------------------------------------------------------------------------

                                                                                                            PAGE
                                                                                                            -----
Glossary ..........................................................................................          ii


PART I. FINANCIAL INFORMATION


            Item 1.  Financial Statements

                      Condensed Statements of Consolidated Income-
                      Three and Nine Months Ended September 30, 2004 and 2003.......................           1

                      Condensed Statements of Consolidated Comprehensive Income-
                      Three and Nine Months Ended September 30, 2004 and 2003.......................           2

                      Condensed Statements of Consolidated Cash Flows -
                      Nine Months Ended September 30, 2004 and 2003..................................          3

                      Condensed Consolidated Balance Sheets -
                      September 30, 2004 and December 31, 2003.......................................          4

                      Notes to Condensed Financial Statements........................................          5

                      Report of Independent Registered Public Accounting Firm........................         25

             Item 2.  Management's Discussion and Analysis of Financial Condition
                      and Results of Operations......................................................         26

             Item 3.  Quantitative and Qualitative Disclosures About Market Risk.....................         64

             Item 4.  Controls and Procedures........................................................         66

PART II. OTHER INFORMATION


             Item 1.  Legal Proceedings..............................................................         67

             Item 6.  Exhibits.......................................................................         67


SIGNATURE............................................................................................         68


Periodic reports on Form 10-K and Form 10-Q and current reports on Form 8-K that contain financial information of TXU US Holdings Company and its subsidiaries are made available to the public, free of charge, on the TXU Corp. website at http://www.txucorp.com, shortly after they have been filed with the Securities and Exchange Commission. TXU US Holdings Company will provide copies of current reports not posted on the website upon request. The information on TXU Corp.'s website shall not be deemed a part of, or incorporated by reference into, this report on Form 10-Q.

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

                          PART I. FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

                             TXU US HOLDINGS COMPANY
                   CONDENSED STATEMENTS OF CONSOLIDATED INCOME
                                   (Unaudited)


                                                                                Three Months Ended          Nine Months Ended
                                                                                   September 30,              September 30,
                                                                               --------------------       --------------------
                                                                                2004         2003          2004         2003
                                                                               ------       ------        ------       ------
                                                                                             (millions of dollars)

Operating revenues...................................................           $2,746       $2,606        $7,171       $6,672
                                                                                ------       ------        ------       ------

Costs and expenses:
   Cost of energy sold and delivery fees.............................           1,137        1,096         3,048        2,864
   Operating costs..................................................              340          337         1,061        1,027
   Depreciation and amortization.....................................             198          178           554          522
   Selling, general and administrative expenses......................             235          214           644          602
   Franchise and revenue-based taxes.................................              94           88           264          268
   Other income......................................................             (47)         (21)          (67)         (47)
   Other deductions..................................................              22            6           322            9
   Interest income...................................................             (17)          (2)          (25)         (11)
   Interest expense and related charges..............................             150          151           449          458
                                                                                -----        -----         -----        -----
       Total costs and expenses......................................           2,112        2,047         6,250        5,692
                                                                                -----        -----         -----        -----

Income from continuing operations before income taxes, extraordinary
   gain and cumulative effect of changes in accounting principles....             634          559           921          980

Income tax expense...................................................             212          187           289          317
                                                                                -----        -----         -----        -----

Income from continuing operations before extraordinary gain and
   cumulative effect of changes in accounting principles.............             422          372           632          663

Loss from discontinued operations, net of tax benefit (Note 3).......              (3)          (1)          (33)          (2)

Extraordinary gain, net of tax.......................................               -            -            16            -

Cumulative effect of changes in accounting principles,  net of
   tax benefit (Note 2) ...................................................         -            -             -          (58)
                                                                                -----        -----         -----        ------

Net income...........................................................           $ 419        $ 371         $ 615        $ 603

Preferred stock dividends............................................               -            1             1            5
                                                                                -----        -----         -----        -----

Net income available for common stock................................           $ 419        $ 370         $ 614        $ 598
                                                                                =====        =====         =====        =====

See Notes to Financial Statements.

                             TXU US HOLDINGS COMPANY
            CONDENSED STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME
                                   (Unaudited)


                                                                                Three Months Ended          Nine Months Ended
                                                                                   September 30,              September 30,
                                                                               --------------------       --------------------
                                                                                2004         2003          2004         2003
                                                                               ------       ------        ------       ------
                                                                                             (millions of dollars)
Components related to continuing operations:
   Income from continuing operations before extraordinary gain and
     cumulative effect of changes in accounting principles..................    $ 422        $ 372         $ 632        $ 663
                                                                                -----         ----         -----        -----
   Other comprehensive income (loss), net of tax effects :
     Cash flow hedge activity--
       Net change in fair value of derivatives (net of tax benefit of
         $2, $11, $46 and $63)..............................................      (12)         (20)          (87)        (118)
          Amounts realized in earnings during the period (net of tax
         expense of $3, $24, $11 and $63)...................................        8           45            21          117
                                                                                -----        -----         -----        -----
              Total.........................................................       (4)          25           (66)          (1)
                                                                                ------       -----         ------       ------
Comprehensive income related to continuing operations.......................      418          397           566          662
Comprehensive loss related to discontinued operations.......................       (3)          (1)          (33)          (2)
Extraordinary gain, net of tax..............................................        -            -            16            -
Cumulative effect of changes in accounting principles, net of tax benefits..        -            -             -          (58)
                                                                                -----        -----         -----        ------
Comprehensive income .......................................................    $ 415        $ 396         $ 549        $ 602
                                                                                =====        =====         =====        =====

See Notes to Financial Statements.

                             TXU US HOLDINGS COMPANY
                 CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
                                   (Unaudited)

                                                                                              Nine Months Ended
                                                                                                September 30,
                                                                                              ------------------
                                                                                               2004      2003
                                                                                              ------    ------
                                                                                            (millions of dollars)
Cash flows - operating activities:
  Income from continuing operations before extraordinary gain and cumulative
    effect of changes in accounting principles....................................              $  632     $ 663
  Adjustments to reconcile income from continuing operations before extraordinary gain and cumulative effect of changes in accounting principles to cash provided by operating activities:
     Depreciation and amortization ...............................................                 601       577
     Deferred income taxes and investment tax credits - net ......................                (109)      139
     Asset writedown charges......................................................                 189         -
     Net gain from sale of assets.................................................                 (65)      (40)
     Net effect of unrealized mark-to-market valuations of commodity contracts....                  46       (58)
     Net equity loss from unconsolidated affiliates and joint ventures............                  10         -
     Reduction in regulatory liability............................................                  (1)     (125)
     Retail clawback accrual......................................................                   -       (19)
  Changes in operating assets and liabilities.....................................                 (59)      184
                                                                                                ------    ------
         Cash provided by operating activities....................................               1,244     1,321
                                                                                                ------    ------

Cash flows - financing activities:
  Issuances of long-term debt.....................................................               1,590     1,900
  Retirements/repurchases of securities:
     Long-term debt...............................................................                (746)     (899)
     Preferred stock of subsidiary, subject to mandatory redemption...............                   -       (91)
     Common stock.................................................................                   -      (463)
  Change in advances - affiliates.................................................              (2,652)     (246)
  Dividends paid to parent........................................................                (600)     (250)
  Change in notes payable - banks.................................................                 565    (1,804)
  Preferred stock dividends paid..................................................                  (1)       (5)
  Redemption deposits applied to debt retirements.................................                   -       210
  Debt premium, discount, financing and reacquisition expenses....................                 (39)      (57)
                                                                                                ------    ------
         Cash used in financing activities........................................              (1,883)   (1,705)
                                                                                                ------    ------

Cash flows - investing activities:
  Capital expenditures............................................................                (541)     (480)
  Nuclear fuel....................................................................                 (46)      (45)
  Proceeds from sale of businesses................................................                 513        19
  Other...........................................................................                 (20)      (12)
                                                                                                ------    ------
         Cash used in investing activities........................................                 (94)     (518)
                                                                                                ------    ------

Cash contributions to discontinued operations.....................................                 (40)       (3)
                                                                                                ------    ------

Net change in cash and cash equivalents...........................................                (773)     (905)

Cash and cash equivalents - beginning balance.....................................                 806     1,508
                                                                                                ------    ------

Cash and cash equivalents - ending balance........................................              $   33    $  603
                                                                                                ======    ======

See Notes to Financial Statements.

                    TXU US HOLDINGS COMPANY AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                                          September 30,        December 31,
                                                                                               2004               2003
                                                                                          -------------        -------------
                                                                                               (millions of dollars)
                                       ASSETS
Current assets:
   Cash and cash equivalents..................................................                $   33              $  806
   Restricted cash............................................................                    29                  12
   Advances to affiliates.....................................................                 2,173                   -
   Accounts receivable -- trade...............................................                 1,059               1,001
   Inventories................................................................                   327                 415
   Commodity contract assets..................................................                   707                 548
   Other current assets.......................................................                   371                 258
                                                                                             -------             -------
        Total current assets..................................................                 4,699               3,040
Investments:
   Restricted cash............................................................                    15                  13
   Other investments..........................................................                   575                 510
Property, plant and equipment -- net..........................................                16,300              16,677
Goodwill......................................................................                   542                 558
Regulatory assets -- net......................................................                 1,922               1,872
Commodity contract assets.....................................................                   229                 109
Cash flow hedge and other derivative assets...................................                    24                  88
Assets held for sale..........................................................                    27                  60
Other noncurrent assets.......................................................                   229                 143
                                                                                             -------             -------
           Total assets.......................................................               $24,562             $23,070
                                                                                             =======             =======
             LIABILITIES, PREFERRED INTERESTS AND SHAREHOLDERS' EQUITY
Current liabilities:
   Advances from affiliates...................................................                $    -              $  691
   Notes payable -- banks.....................................................                   565                   -
   Long-term debt due currently...............................................                   318                 249
   Accounts payable -- trade..................................................                   910                 775
   Commodity contract liabilities.............................................                   545                 502
   Accrued taxes..............................................................                   521                 435
   Other current liabilities..................................................                   764                 784
                                                                                             -------             -------
        Total current liabilities.............................................                 3,623               3,436
Accumulated deferred income taxes.............................................                 3,211               3,382
Investment tax credits........................................................                   411                 428
Commodity contract liabilities................................................                   309                  47
Cash flow hedge and other derivative liabilities..............................                   218                 140
Liabilities held for sale.....................................................                     8                  11
Other noncurrent liabilities and deferred credits.............................                 1,785               1,592
Long-term debt, less amounts due currently....................................                 8,008               7,217
Preferred membership interests, held by TXU Corp. at September 30, 2004,
 net of discount of $242 and $253 (Note 4)....................................                   508                 497
                                                                                             -------             -------
        Total liabilities.....................................................                18,081              16,750
Contingencies (Note 6)
Shareholders' equity and preferred interests (Note 5):
  Preferred stock - not subject to mandatory redemption (Note 5)..............                    38                  38
  Common stock without par value (Note 5):
     Class A - Authorized shares--9,000,000, Outstanding shares--2,062,768....                   102                 102
     Class B - Authorized shares--171,000,000, Outstanding shares--39,192,594.                 1,949               1,949
  Retained earnings...........................................................                 4,593               4,366
  Accumulated other comprehensive loss........................................                  (201)               (135)
                                                                                             -------             -------
     Total common stock equity................................................                 6,443               6,282
                                                                                             -------             -------
       Total shareholders' equity and preferred interests.....................                 6,481               6,320
                                                                                             -------             -------
         Total liabilities, preferred interests and shareholders' equity......               $24,562             $23,070
                                                                                             =======             =======

  See Notes to Financial Statements.

                    TXU US HOLDINGS COMPANY AND SUBSIDIARIES
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

1.       SIGNIFICANT ACCOUNTING POLICIES AND BUSINESS

      Description of Business -- US Holdings is a subsidiary of TXU Corp. and is a holding company conducting its operations principally through its Energy and Electric Delivery subsidiaries. Energy is engaged in electricity generation and retail and wholesale energy sales. Electric Delivery engages in regulated electricity transmission and distribution operations. (See Note 7 for more information on business segments).

      Strategic Initiatives and Other Actions - Mr. C. John Wilder, who was named president and chief executive of TXU Corp. in February 2004, and senior management have been reviewing the operations of TXU Corp. and have formulated certain strategic initiatives and continue to develop others. Areas being reviewed include:

      o Performance in competitive markets, including profitability in new markets;
      o  Cost structure, including organizational alignments and headcount;
      o Management of natural gas price risk and cost effectiveness of the generation fleet; and
      o  Non-core business activities.

      As discussed below, implementation of the strategic initiatives as well as other actions taken to date have resulted in total charges of $9 million ($6 million after-tax) in the third quarter of 2004 and $305 million ($198 million after-tax) year-to-date, substantially all reported in other deductions, related to asset writedowns and employee severance. In the third quarter of 2004, US Holdings recorded gains on the disposition of properties, principally undeveloped land, totaling $18 million ($12 million after-tax), reported in other income.

      Charges recorded in the three-month and nine-month periods ended September 30, 2004 and 2003 reported in other deductions are detailed in Note 9.

      Capgemini Energy Agreement
      --------------------------

      On May 17, 2004, Energy and Electric Delivery each entered into a service agreement with a subsidiary of Cap Gemini North America Inc., Capgemini Energy LP (Capgemini), a new company initially providing business process support services to TXU Corp., but immediately implementing a plan to offer similar services to other utility companies. Under the ten-year agreement, over 2,500 TXU Corp. employees (including approximately 1,300 from US Holdings) transferred to Capgemini effective July 1, 2004. Outsourced base support services performed by Capgemini for a fixed fee, subject to adjustment for volumes or other factors, include information technology, customer call center, billing and collections, human resources, supply chain and certain accounting activities.

      As part of the agreement, Capgemini was provided a royalty-free right, under an asset license arrangement, to use information technology assets, consisting primarily of capitalized software. A portion of the software was in development and had not yet been placed in service by US Holdings. As a result of outsourcing its information technology activities, US Holdings no longer intends to develop the majority of these projects and from US Holdings' perspective the software is abandoned. The agreement with Capgemini does not require that any software in development be completed and placed in service. Consequently, the carrying value of these software projects was written off, resulting in a charge of $109 million ($71 million after-tax) for the nine months ended September 30, 2004, reported in other deductions, essentially all of which was recorded in the second quarter of 2004. The remaining assets were transferred to a subsidiary of TXU Corp. at book value in exchange for an interest in that subsidiary. Such interest is accounted for by US Holdings on the equity method, and US Holdings recorded equity losses (representing depreciation expense) of $10 million, in the third quarter of 2004, reported in other deductions.

      The TXU Corp. subsidiary received a 2.9% limited partnership interest in Capgemini in exchange for the asset license described above. Energy and Electric Delivery have the right to sell (the "put option") their interest in the subsidiary to Cap Gemini America Inc. for $200 million, plus the subsidiary's share of Capgemini's undistributed earnings, upon expiration of the services agreement, or earlier upon the occurrence of certain unexpected events. Cap Gemini North America Inc. has the right to purchase Energy's and Electric Delivery's interests under the same terms and conditions. The partnership interest has been recorded at an initial value of $2.9 million and is being accounted for on the cost method.

      US Holdings has recorded its share of the fair value of the put option as a noncurrent asset largely offset by a reduction to the carrying value of the software transferred to the subsidiary, in accordance with the accounting principles related to sales and licensing of internally developed software described in AICPA Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use."

      Also as part of the agreement, TXU Corp. agreed to indemnify Capgemini for severance costs incurred by Capgemini for former TXU Corp. employees terminated within 18 months of their transfer to Capgemini. Accordingly, US Holdings recorded a $38 million ($25 million after-tax) charge for severance expense in the second quarter of 2004, which represents a reasonable estimate of the indemnity and is reported in other deductions. The charge includes an allocation of severance related to TXU Business Services Company employees. The transition costs applicable to US Holdings are expected to be largely recorded during the fourth quarter of 2004.

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

      Facility Closures and Other Actions Related to Generation Operations
      --------------------------------------------------------------------

      In the third quarter of 2004, Energy recorded gains totaling $18 million ($12 million after-tax) related to the sale of undeveloped land. The gains are reported in other income.

      In the second quarter of 2004, Energy initiated a plan to sell the Pedricktown, New Jersey 122 MW power production facility and exit the related power supply and gas transportation agreements. Accordingly, Energy recorded an impairment charge of $26 million ($17 million after-tax) to write down the facility to estimated fair market value. The results of the business and the impairment charge are reported in discontinued operations as discussed in Note 3.

      As part of Energy's review of its generation asset portfolio, Energy completed a review of its spare parts and equipment inventory to determine the appropriate level of such inventory. The review included nuclear, coal and gas-fired generation-related facilities. As a result of this review, Energy recorded a charge of $79 million ($51 million after-tax), reported in other deductions, in the second quarter of 2004 to reflect excess inventory on hand and to write down carrying values to scrap values.

      In March 2004, Energy announced the planned permanent retirement, completed in the second quarter of 2004, of eight gas-fired operating units due to electric industry market conditions in Texas. Energy also temporarily closed four other gas-fired units and placed them under evaluation for retirement. The 12 units represented a total of 1,471 MW, or more than 13%, of Energy's gas-fired generation capacity in Texas. A majority of the 12 units were designated as "peaking units" and operated only during the summer for many years and have operated only sparingly during the last two years. Most of the units were built in the 1950's. Energy also determined that it would close its Winfield North Monticello lignite mine in Texas, and such closure has been completed, as it is no longer economical to operate when compared to the cost of purchasing coal to fuel the adjacent generation facility. A total charge of $8 million ($5 million after-tax) was recorded in the first quarter of 2004, reported in other deductions, for production employee severance costs ($7 million pre-tax) and impairments related to the various facility closures ($1 million pre-tax).

      Organizational Realignment and Headcount Reductions
      ---------------------------------------------------

      During the second quarter of 2004, management completed a comprehensive organizational review, including an analysis of staffing requirements. As a result, TXU Corp. completed a self-nomination severance program and finalized a plan for additional headcount reductions under an involuntary severance program, which has been largely completed. Accordingly, in the second quarter of 2004, US Holdings recorded severance charges totaling $50 million ($33 million after-tax), reported in other deductions.

      Preferred Membership Interest
      -----------------------------

      In April 2004, TXU Corp. purchased from the holders Energy's preferred membership interests with a liquidation value of $750 million. Energy's carrying amount of the security, which remains outstanding, is the $750 million liquidation amount less $242 million remaining unamortized discount and $30 million in unamortized debt issuance costs.

      Discontinued Businesses -- Note 3 presents detailed information regarding the discontinued New Jersey generation operations and the strategic retail services business. The condensed consolidated financial statements for all periods presented reflect the reclassification of the results of these businesses as discontinued operations.

      Basis of Presentation -- The condensed consolidated financial statements of US Holdings have been prepared in accordance with US GAAP and on the same basis as the audited financial statements included in its 2003 Form 10-K, except for the changes in estimates of depreciable lives of assets discussed below and the presentation of certain operations as discontinued. In the opinion of management, all other adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results of operations and financial position have been included therein. All intercompany items and transactions have been eliminated in consolidation. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with US GAAP have been omitted pursuant to the rules and regulations of the SEC. Because the condensed consolidated interim financial statements do not include all of the information and footnotes required by US GAAP, they should be read in conjunction with the audited financial statements and related notes included in the 2003 Form 10-K. The results of operations for an interim period may not give a true indication of results for a full year.

      The Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Medicare Act) was enacted in December 2003. TXU Corp. is accounting for the effects of the Medicare Act in accordance with FASB Staff Position 106-2. For the three and nine months ended September 30, 2004, the effect of adoption of the Medicare Act was a reduction of approximately $6 million and $17 million, respectively, in US Holding's postretirement benefit costs.

      Certain reclassifications have been made to conform prior period data to the current period presentation. All dollar amounts in the financial statements and tables in the notes are stated in millions of dollars unless otherwise indicated.

      Depreciation of Energy Production Facilities -- Effective January 1, 2004, the estimates of the depreciable lives of lignite-fired generation facilities were extended an average of nine years to better reflect the useful lives of the assets, and depreciation rates for the Comanche Peak nuclear generating plant were decreased as a result of an increase in the estimated lives of boiler and turbine generator components of the plant by an average of five years. The net impact of these changes was a reduction in depreciation expense of $11 million and $33 million ($7 million and $21 million after-tax) in the three and nine months, respectively, ended September 30, 2004.

      Effective April 1, 2003, the estimates of the depreciable lives of the Comanche Peak nuclear generating plant and several gas generation plants were extended to better reflect the useful lives of the assets. At the same time, depreciation rates were increased on lignite and gas generation facilities to reflect additional investments in equipment. The net impact of these changes was an additional reduction in depreciation expense of $12 million ($8 million after-tax) in the nine months ended September 30, 2004.

      Changes in Accounting Standards -- FIN 46R was issued in December 2003 and replaced FIN 46, which was issued in January 2003. FIN 46R expands and clarifies the guidance originally contained in FIN 46, regarding consolidation of variable interest entities. FIN 46R did not impact results of operations or financial position for the first nine months of 2004.

      Extraordinary gain -- An extraordinary gain of $16 million (net of tax of $9 million) in 2004 represents an increase in the carrying value of Electric Delivery's regulatory asset subject to securitization. The second and final tranche of the securitization bonds was issued in June 2004. The increase in the related regulatory asset, with a carrying value of $1.6 billion, is due to the effect of higher interest rates on the bonds and therefore increased amounts to be recovered from REPs through delivery fee surcharges to service the bonds.

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
                                                                         ====

      The asset retirement liability at September 30, 2004 was $610 million, comprised of a $599 million liability as of December 31, 2003 and $30 million of accretion during the nine months ended September 30, 2004, reduced by $19 million in reclamation payments.

      With respect to nuclear decommissioning costs, for US Holdings the adoption of SFAS 143 results in timing differences in the recognition of asset retirement costs that are being recovered through the regulatory process.


3.    DISCONTINUED OPERATIONS

      The following summarizes the historical consolidated financial information of the businesses reported as discontinued operations:

                                                  Three Months Ended September 30, 2004  Nine Months Ended September 30, 2004
                                                  -------------------------------------  ------------------------------------
                                                    Strategic                            Strategic
                                                     Retail                               Retail
                                                    Services   Pedricktown      Total    Services    Pedricktown       Total
                                                    --------   -----------      -----    --------    -----------       -----
   Operating revenues........................          $   3       $   8        $  11       $  13       $  27         $  40
   Operating costs and expenses..............              4           8           12          16          30            46
   Other deductions (income) - net...........              -           -            -          10           -            10
                                                       -----       -----        -----       -----       -----         -----
   Operating loss before income taxes........             (1)          -           (1)        (13)         (3)          (16)
   Income tax expense (benefit)..............              1           -            1          (4)         (1)           (5)
                                                       -----       -----        -----       -----       -----         -----
   Operating loss............................             (2)          -           (2)         (9)         (2)          (11)
   Charge related to exit (after-tax)........             (1)          -           (1)         (5)        (17)          (22)
                                                       -----       -----        -----       -----       -----         -----
        Loss from discontinued operations....          $  (3)      $   -        $  (3)      $ (14)      $ (19)        $ (33)
                                                       -----       -----        -----       ------      -----         -----


                                                  Three Months Ended September 30, 2003  Nine Months Ended September 30,2003
                                                  -------------------------------------  -----------------------------------
                                                    Strategic                            Strategic
                                                     Retail                               Retail
                                                    Services   Pedricktown       Total   Services     Pedricktown       Total
                                                   ---------   -----------       -----   --------     -----------       -----

   Operating revenues........................          $  11       $  10        $  21       $  54       $  18         $  72
   Operating costs and expenses..............              8          10           18          49          21            70
   Other deductions (income) - net...........              4           -            4           4           -             4
                                                       -----       -----        -----       -----       -----         -----
   Operating income (loss) before income taxes            (1)          -           (1)          1          (3)           (2)
   Income tax expense (benefit)..............              -           -            -           1          (1)            -
                                                       -----       -----        -----       -----       ------        -----
   Operating loss............................             (1)          -           (1)          -          (2)           (2)
                                                       ------      -----        ------      -----       ------        ------
        Loss from discontinued operations....          $  (1)      $   -        $  (1)      $   -       $  (2)        $  (2)
                                                        -----       ----         -----       ----        -----         -----

      Pedricktown - In the second quarter of 2004, Energy initiated a plan to sell the Pedricktown, New Jersey 122 MW power production facility and exit the related power supply and gas transportation agreements. Accordingly, results for the second quarter of 2004 include a $17 million after-tax charge to write down the facility to estimated fair market value.

      Strategic Retail Services - In December 2003, Energy finalized a formal plan to sell its strategic retail services business, which is engaged principally in providing energy management services. Energy expects to substantially complete the sales of these operations to various parties by year-end 2004. Results for 2004 reflect a $9 million ($6 million after-tax) charge recorded in the second quarter to settle a contract dispute.

      Balance sheet - The following details the assets and liabilities held for sale:

                                                                              September 30, 2004
                                                                      ----------------------------------
                                                                      Strategic
                                                                       Retail
                                                                      Services    Pedricktown      Total
                                                                      ----------  -----------      -----
   Current assets...........................................            $   4        $   2        $   6
   Investments..............................................                2            -            2
   Property, plant and equipment............................                3           16           19
                                                                        -----        -----        -----
        Assets held for sale................................            $   9        $  18        $  27
                                                                        =====        =====        =====

   Current liabilities......................................            $   -        $   4        $   4
   Noncurrent liabilities...................................                -            4            4
                                                                        -----        -----        -----
        Liabilities held for sale...........................            $   -        $   8        $   8
                                                                        =====        =====        =====

4.    FINANCING ARRANGEMENTS

      Short-term Borrowings -- At September 30, 2004, US Holdings had outstanding short-term borrowings consisting of bank borrowings under the three-year revolving credit facility of $565 million at a weighted average interest rate of 4.27%. At December 31, 2003, US Holdings had outstanding short-term advances from affiliates of $691 million at a weighted average interest rate of 2.92%.

      Credit Facilities -- At September 30, 2004, TXU Corp. had credit facilities (some of which provide for long-term borrowings) as follows:

----------------------------------- ------------ ---------------- ----------------------------------------------
                                                                              At September 30, 2004
----------------------------------- ------------ ---------------- ----------------------------------------------
                                       Maturity    Authorized     Facility  Letters of    Cash
----------------------------------- ------------ ---------------- --------- ---------- ------------ ------------
             Facility                  Date         Borrowers      Limit     Credit    Borrowings   Availability
----------------------------------- ------------ ---------------- --------- ---------- ------------ ------------
                                                 Energy, Electric
364-day Credit Facility             June 2005      Delivery        $  600    $   80       $    -      $   520
----------------------------------- ------------ ---------------- --------- ---------- ------------ ------------
Three-Year Revolving Credit                      Energy, Electric
Facility                            June 2007      Delivery         1,400         -          565          835
----------------------------------- ------------ ---------------- --------- ---------- ------------ ------------
Five-Year Revolving Credit
Facility                            August 2008  TXU Corp.            500       429            -           71
----------------------------------- ------------ ---------------- --------- ---------- ------------ ------------
Five-Year Revolving Credit                       Energy, Electric
Facility                            June 2009      Delivery           500         -            -          500
----------------------------------- ------------ ---------------- --------- ---------- ------------ ------------
      Total                                                        $3,000    $  509       $  565      $ 1,926
----------------------------------- ------------ ---------------- --------- ---------- ------------ ------------

      In June 2004, US Holdings, Energy and Electric Delivery replaced $2.25 billion of credit facilities scheduled to mature in 2005 with $2.5 billion of credit facilities for Energy and Electric Delivery maturing in June 2005, 2007 and 2009. These facilities are used for working capital and general corporate purposes and provide back-up for any future issuances of commercial paper by Energy or Electric Delivery. At September 30, 2004, there was no such commercial paper outstanding.

      In April 2004, Energy entered into a $1.0 billion, 364-day credit facility. In July 2004, borrowings under this facility were repaid with proceeds from Energy's issuance of $800 million floating rate senior notes and repayment of advances to affiliates and the facility was subsequently terminated.

      TXU Corp.'s $500 million five-year revolving credit facility provides for up to $500 million in letters of credit and/or up to $250 million of loans ($500 million in the aggregate). To the extent capacity is available under this facility, it may be made available to US Holdings, Energy or Electric Delivery for borrowings, letters of credit or other purposes.

      Sale of Receivables -- TXU Corp. has established an accounts receivable securitization program. The activity under this program is accounted for as a sale of accounts receivable in accordance with SFAS 140. Under the program, subsidiaries of TXU Corp. (originators) sell trade accounts receivable to TXU Receivables Company, a consolidated wholly-owned bankruptcy remote direct subsidiary of TXU Corp., which sells undivided interests in the purchased accounts receivable for cash to special purpose entities established by financial institutions (the funding entities). As of September 30, 2004, $700 million of undivided interests in US Holdings' accounts receivable had been sold by TXU Receivables Company. Effective June 30, 2004, the program was extended through June 28, 2005. As part of the extension, the maximum amount available under the program was increased from $600 million to $700 million in recognition of seasonal power sales. Additionally, the extension allows for increased availability of funding through a credit ratings-based reduction (based on each originator's credit rating) of customer deposits previously used to reduce the amount of undivided interests that could be sold. Undivided interests will now be reduced by 100% of the customer deposit for a Baa3/BBB- rating; 50% for a Baa2/BBB rating; and zero % for a Baa1/BBB+ and above rating.

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

      The discount from face amount on the purchase of receivables principally funds program fees paid by TXU Receivables Company to the funding entities, as well as a servicing fee paid by TXU Receivables Company to TXU Business Services, a direct subsidiary of TXU Corp. The program fees (losses on sale), which consist primarily of interest costs on the underlying financing, were approximately $7 million and $8 million for the nine-month periods ending September 30, 2004 and 2003, respectively, and approximated 1.9% and 2.5% for the first nine months of 2004 and 2003, respectively, of the average funding under the program on an annualized basis; these fees represent the net incremental costs of the program to US Holdings and are reported in SG&A expenses. The servicing fee, which totaled approximately $3 million and $4 million for the first nine months of 2004 and 2003, respectively, compensates TXU Business Services for its services as collection agent, including maintaining the detailed accounts receivable collection records.

      The September 30, 2004 balance sheet reflects $1.1 billion face amount of trade accounts receivable of Energy and Electric Delivery, reduced by $700 million of undivided interests sold by TXU Receivables Company. Funding under the program increased $153 million for the nine months ended September 30, 2004. Funding under the program for the nine months ended September 30, 2003 increased $220 million. Funding increases or decreases under the program are reflected as operating cash flow activity in the statement of cash flows. The carrying amount of the retained interests in the accounts receivable approximated fair value due to the short-term nature of the collection period.

      Activities of TXU Receivables Company related to US Holdings for the nine months ended September 30, 2004 and 2003 were as follows:

                                                                                           Nine Months
                                                                                       Ended September 30,
                                                                                      ---------------------
                                                                                       2004           2003
                                                                                      ------         ------
Cash collections on accounts receivable......................................         $ 5,390        $5,210
Face amount of new receivables purchased.....................................          (5,472)       (5,167)
Discount from face amount of purchased receivables...........................              10            12
Program fees paid............................................................              (7)           (8)
Servicing fees paid..........................................................              (3)           (4)
Increase (decrease) in subordinated notes payable............................             (71)         (263)
                                                                                      --------       -------
     Operating cash flows provided to US Holdings under the program..........         $  (153)       $ (220)
                                                                                      ========       =======

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

      Long-term Debt -- At September 30, 2004 and December 31, 2003, the long-term debt of US Holdings and its consolidated subsidiaries consisted of the following:

                                                                                       September 30,  December 31,
                                                                                            2004         2003
                                                                                       -------------  -------------
  Energy
  ------
    Pollution Control Revenue Bonds:
       Brazos River Authority:
    3.000% Fixed Series 1994A due May 1, 2029, remarketing date May 1, 2005(a).......... $    39      $    39
    5.400% Fixed Series 1994B due May 1, 2029, remarketing date May 1, 2006(a)..........      39           39
    5.400% Fixed Series 1995A due April 1, 2030, remarketing date May 1, 2006(a)........      50           50
    5.050% Fixed Series 1995B due June 1, 2030, remarketing date June 19, 2006(a).......     114          118
    7.700% Fixed Series 1999A due April 1, 2033.........................................     111          111
    6.750% Fixed Series 1999B due September 1, 2034, remarketing date April 1, 2013(a)..      16           16
    7.700% Fixed Series 1999C due March 1, 2032.........................................      50           50
    4.950% Fixed Series 2001A due October 1, 2030, remarketing date April 1, 2004(a)....      --          121
    4.750% Fixed Series 2001B due May 1, 2029, remarketing date November 1, 2006(a).....      19           19
    5.750% Fixed Series 2001C due May 1, 2036, remarketing date November 1, 2011(a).....     217          274
    1.464% Floating Series 2001D due May 1, 2033........................................     268          271
    1.730% Floating Taxable Series 2001I due December 1, 2036(b)........................      63           63
    1.436% Floating Series 2002A due May 1, 2037(b).....................................      45           61
    6.750% Fixed Series 2003A due April 1, 2038, remarketing date April 1, 2013(a)......      44           44
    6.300% Fixed Series 2003B due July 1, 2032..........................................      39           39
    6.750% Fixed Series 2003C due October 1, 2038.......................................      52           72
    5.400% Fixed Series 2003D due October 1, 2029, remarketing date October 1, 2014(a)..      31           31


      Sabine River Authority of Texas:
    6.450% Fixed Series 2000A due June 1, 2021.......................................         51           51
    5.500% Fixed Series 2001A due May 1, 2022, remarketing date November 1, 2011(a)..         91           91
    5.750% Fixed Series 2001B due May 1, 2030, remarketing date November 1, 2011(a)..        107          107
    5.800% Fixed Series 2003A due July 1, 2022.......................................         12           12
    6.150% Fixed Series 2003B due August 1, 2022.....................................         45           45

      Trinity River Authority of Texas:
    6.250% Fixed Series 2000A due May 1, 2028........................................         14           14
    5.000% Fixed Series 2001A due May 1, 2027, remarketing date November 1, 2006(a)..         37           37

    Other:
    6.875% TXU Mining Fixed Senior Notes due August 1, 2005..........................         30           30
    6.125% Fixed Senior Notes due March 15, 2008(c)..................................        250          250
    7.000% Fixed Senior Notes due March 15, 2013.....................................      1,000        1,000
    2.380% Floating Rate Senior Notes due January 17, 2006 ..........................        800            --
    Capital lease obligations........................................................          9           13
    Other............................................................................          1            8
    Fair value adjustments related to interest rate swaps............................         17           11
    Unamortized--discount............................................................         --           (2)
                                                                                         -------      -------
        Total Energy ................................................................      3,661        3,085

Electric Delivery
-----------------
    8.250% Fixed First Mortgage Bonds due April 1, 2004..............................         --          100
    6.250% Fixed First Mortgage Bonds due October 1, 2004............................        121          121
    6.750% Fixed First Mortgage Bonds due July 1, 2005...............................         92           92
    7.625% Fixed First Mortgage Bonds due July 1, 2025...............................         --          215
    7.375% Fixed First Mortgage Bonds due October 1, 2025............................         --          178
    6.375% Fixed Senior Secured Notes due May 1, 2012................................        700          700
    7.000% Fixed Senior Secured Notes due May 1, 2032................................        500          500
    6.375% Fixed Senior Secured Notes due January 15, 2015...........................        500          500
    7.250% Fixed Senior Secured Notes due January 15, 2033...........................        350          350
    5.000% Fixed Debentures due September 1, 2007....................................        200          200
    7.000% Fixed Debentures due September 1, 2022....................................        800          800
    Unamortized discount.............................................................        (19)         (30)
                                                                                         -------      -------
        Sub-total                                                                          3,244        3,726

                                                                                       September 30,  December 31,
                                                                                            2004         2003
                                                                                       -------------  -------------
TXU Electric Delivery Transition Bond Company LLC (e)
-----------------------------------------------------
    2.260% Fixed Series 2003 Bonds due in bi-annual installments through
     February 15, 2007...............................................................          80          103
    4.030% Fixed Series 2003 Bonds due in bi-annual installments through
     February 15, 2010...............................................................         122          122
    4.950% Fixed Series 2003 Bonds due in bi-annual installments through
     February 15, 2013...............................................................         130          130
    5.420% Fixed Series 2003 Bonds due in bi-annual installments through
     August 15, 2015.................................................................         145          145
    3.520% Fixed Series 2004 Bonds due in bi-annual installments through
     November 15, 2009...............................................................         279           --
    4.810% Fixed Series 2004 Bonds due in bi-annual installments through
     November 15, 2012...............................................................         221           --
    5.290% Fixed Series 2004 Bonds due in bi-annual installments through
     May 15, 2016....................................................................         290           --
                                                                                          -------      -------
       Total TXU Electric Delivery Transition Bond Company LLC.......................       1,267          500
                                                                                          -------      -------
       Total Electric Delivery.......................................................       4,511        4,226

US Holdings
-----------
    7.170% Fixed Senior Debentures due August 1, 2007................................          10           10
    9.580% Fixed Notes due in bi-annual installments through December 4, 2019........          70           70
    8.254% Fixed Notes due in quarterly installments through December 31, 2021.......          65           66
    2.494% Floating Rate Junior Subordinated Debentures, Series D due January 30,
    2037(d)..........................................................................           1            1
    8.175% Fixed Junior Subordinated Debentures, Series E due January 30, 2037.......           8            8
                                                                                          -------      -------
        Total US Holdings............................................................         154          155

Total US Holdings consolidated......................................................        8,326        7,466

Less amount due currently...........................................................          318          249
                                                                                          -------      -------

Total long-term debt................................................................      $ 8,008      $ 7,217
                                                                                          =======      =======

   (a) These series are in the multiannual mode and are subject to mandatory tender prior to maturity on the mandatory remarketing date. On such date, the interest rate and interest rate period will be reset for the bonds.
   (b) Interest rates in effect at September 30, 2004. These series are in a flexible or weekly rate mode and are classified as long-term as they are supported by long-term irrevocable letters of credit. Series in the flexible mode will be remarketed for periods of less than 270 days.
   (c) Interest rates swapped to floating on an aggregate $250 million principal amount.
   (d) Interest rates in effect at September 30, 2004.
   (e) These bonds are nonrecourse to Electric Delivery.

      On September 28, 2004, portions of the Brazos River Authority Pollution Control Revenue Refunding Bonds related to the Twin Oak facility were redeemed at par value as follows: $57 million of Series 2001C; $21 million of Series 2003C; $16 million of Series 2002A; $4 million of Series 1995B; and $3 million of Series 2001D.

      In July 2004, Energy issued $800 million of floating rate senior notes in a private placement offering with registration rights. The net proceeds of $798 million were used to repay, in part, borrowings outstanding under its fully drawn $1.0 billion 364 day credit facility, which was subsequently terminated. The notes bear interest at an annual rate equal to 3-month LIBOR, reset quarterly, plus 0.78% and will mature on January 17, 2006.

      In June 2004, Electric Delivery's wholly-owned, special purpose bankruptcy-remote subsidiary, TXU Electric Delivery Transition Bond Company LLC, issued $790 million aggregate principal amount of transition (securitization) bonds in accordance with a settlement agreement with the Commission and a financing order related to the transition to competition. The bonds were issued in three classes that require bi-annual interest and principal installment payments beginning in November 2004 through specified dates in 2009 through 2016. The transition bonds bear interest at fixed annual rates ranging from 3.52% to 5.29%. Electric Delivery used the proceeds to retire two series of mortgage bonds with an aggregate principal amount of $393 million due in 2025 and repurchase shares of common stock from US Holdings for $375 million. US Holdings used the proceeds it received to repay short-term borrowings. As a result of the retirement of these two series of mortgage bonds, Electric Delivery will be able to release the liens on its outstanding senior secured notes, making them rank equally with Electric Delivery's other senior unsecured debt. No decision has been made as to the timing of such release.

      In April 2004, the Brazos River Authority Series 2001A pollution control revenue bonds with an aggregate principal amount of $121 million were purchased upon mandatory tender. Energy intends to remarket these bonds at a later date.

      Other retirements of long-term debt in 2004 totaling $131 million represent payments at scheduled maturity dates.

      Fair Value Hedges -- US Holdings uses fair value hedging strategies to manage its exposure to fixed interest rates on long-term debt. At September 30, 2004, $250 million of fixed rate debt had been effectively converted to variable rates through interest rate swap transactions, expiring through 2008. These swaps qualified for and have been designated as fair value hedges using the short-cut method of hedge accounting provided by SFAS 133, as such, the company assumes that changes in the value of the derivative are perfectly offset by changes in the value of the debt; therefore, there is no hedge ineffectiveness recognized.

      In August 2004, fixed-to-variable swaps related to $500 million debt were settled for a gain of $394 thousand, which will be amortized to offset interest expense over the remaining life of the related debt. In April 2004, fixed-to-variable interest rate swaps related to $100 million of debt were settled for a gain of $3.5 million, which will be amortized to offset interest expense over the remaining life of the debt. In March 2004, fixed-to-variable interest rate swaps related to $400 million of debt were settled for a gain of $18 million, which will also be amortized to offset interest expense over the remaining life of the related debt.

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

5.    SHAREHOLDERS' EQUITY

      At September 30, 2004, US Holdings had 379,231 shares of cumulative, preferred stock without par value outstanding with dividend rates ranging from $4.00 to $5.08 per share. The preferred stock can be redeemed at prices ranging from $101.79 per share to $112.00 per share. The preferred stock is not mandatorily redeemable.

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

      Certain debt instruments and preferred securities of US Holdings and its subsidiaries contain provisions that restrict payment of dividends during any interest or distribution payment deferral period or while any payment default exists. An Electric Delivery mortgage restricts the payment of dividends to the amount of Electric Delivery's retained earnings. At September 30, 2004, US Holdings and its subsidiaries were in compliance with these provisions.

      US Holdings declared a cash dividend of $212 million to TXU Corp. in November 2003 which was paid in January 2004. In February 2004, US Holdings declared a dividend of $212.5 million which was paid to TXU Corp. in April 2004. In June 2004, US Holdings declared a dividend of $175 million which was paid to TXU Corp. in July 2004. In August 2004, US Holdings declared a dividend of $175 million which was paid to TXU Corp. in October 2004.

6.    CONTINGENCIES

      Request from Commodities Futures Trading Commission (CFTC) On April 13, 2004, the CFTC issued a subpoena requiring TXU Corp. to produce information about storage of natural gas, including weekly and monthly storage reports to the Energy Information Administration submitted by TXU Fuel Company and TXU Gas. The request sought information for the period of October 31, 2003 through January 2, 2004. TXU Corp. cooperated with the CFTC by producing the requested information and believes that TXU Gas and TXU Fuel Company have not engaged in any activity that would justify action against them by the CFTC. On August 30, 2004, the CFTC issued a press release confirming that its investigation, which included the investigation regarding gas storage reports, had been closed, and TXU Corp. has received nothing from the CFTC to indicate that the CFTC will take any action against TXU Gas or TXU Fuel Company.

      Guarantees -- US Holdings has entered into contracts that contain guarantees to outside parties that could require performance or payment under certain conditions. These guarantees have been grouped based on similar characteristics and are described in detail below.

      Project development guarantees -- In 1990, US Holdings repurchased an electric co-op's minority ownership interest in the Comanche Peak nuclear generation plant and assumed the co-op's indebtedness to the US government for the facilities. US Holdings is making principal and interest payments to the co-op in an amount sufficient for the co-op to make payments on its indebtedness. US Holdings guaranteed the co-op's payments, and in the event that the co-op fails to make its payments on the indebtedness, the US government would assume the co-op's rights under the agreement, and such payments would then be owed directly by US Holdings. At September 30, 2004, the balance of the indebtedness was $134 million with maturities of principal and interest extending to December 2021. The indebtedness is secured by a lien on the facilities.

      Residual value guarantees in operating leases -- US Holdings is the lessee under various operating leases, entered into prior to January 1, 2003 that obligate it to guarantee the residual values of the leased facilities. At September 30, 2004, the aggregate maximum amount of residual values guaranteed was approximately $243 million with an estimated residual recovery of approximately $148 million. The average life of the lease portfolio is approximately six years.

      Debt obligations of the parent-- Energy has provided a guarantee of the obligations under TXU Corp.'s finance lease (approximately $120 million at September 30, 2004) for its headquarters building.

      Shared saving guarantees -- As part of the operations of the strategic retail services business, which Energy intends to sell (see Note 3), Energy has guaranteed that certain customers will realize specified annual savings resulting from energy management services it has provided. In aggregate, the average annual savings have exceeded the annual savings guaranteed. The maximum potential annual payout is approximately $1 million and the maximum total potential payout is approximately $6 million. No shared savings guarantees were issued during the nine months ended September 30, 2004 that required recording a liability. The average remaining life of the portfolio is approximately seven years. These guarantees will be transferred or eliminated as part of expected transactions for the sale of the strategic retail services business.

      Letters of credit -- Energy has entered into various agreements that require letters of credit for financial assurance purposes. Approximately $384 million of letters of credit were outstanding at September 30, 2004 to support existing floating rate pollution control revenue bond debt of approximately $376 million. The letters of credit are available to fund the payment of such debt obligations. These letters of credit expire in 2008.

      US Holdings has outstanding letters of credit in the amount of $12 million for miscellaneous credit support requirements. Although the average life of the letters of credit is for approximately one year, the obligation to provide guarantees is ongoing.

      Energy has outstanding letters of credit in the amount of $113 million to support hedging and risk management margin requirements in the normal course of business. As of September 30, 2004, approximately 84% of the obligations supported by these letters of credit mature within one year, and substantially all of the remainder mature in the next six years.

      Surety bonds -- US Holdings has outstanding surety bonds of approximately $30 million to support performance under various subsidiary contracts and legal obligations in the normal course of business. The term of the surety bond obligations is approximately one year.

      Other -- US Holdings has entered into contracts with public agencies to purchase cooling water for use in the generation of electric energy and has agreed, in effect, to guarantee the principal, $7 million at September 30, 2004, and interest on bonds issued by the agencies to finance the reservoirs from which the water is supplied. The bonds mature at various dates through 2011 and have interest rates ranging from 5.5% to 7.0%. US Holdings is required to make periodic payments equal to such principal and interest, including amounts assumed by a third party and reimbursed to US Holdings. In addition, US Holdings is obligated to pay certain variable costs of operating and maintaining the reservoirs. US Holdings has assigned to a municipality all its contract rights and obligations in connection with $8 million remaining principal amount of bonds at September 30, 2004, issued for similar purposes, which had previously been guaranteed by US Holdings. US Holdings is, however, contingently liable in the event of default by the municipality.

      Legal Proceedings -- On July 7, 2003, a lawsuit was filed by Texas Commercial Energy (TCE) in the United States District Court for the Southern District of Texas, Corpus Christi Division, against Energy and certain of its subsidiaries, as well as various other wholesale market participants doing business in ERCOT, claiming generally that defendants engaged in market manipulation, in violation of antitrust and other laws, primarily during the period of extreme weather conditions in late February 2003. An amended complaint was filed in February 2004 that joined additional, unaffiliated defendants. Three retail electric providers filed motions for leave to intervene in the action alleging claims substantially identical to TCE's. In addition, approximately 25 purported former customers of TCE filed a motion to intervene in the action alleging claims substantially identical to TCE's, both on their own behalf and on behalf of a putative class of all former customers of TCE. An order granting Energy's Motion to Dismiss based on the filed rate doctrine was entered on June 24, 2004. TCE has appealed the dismissal, however, Energy believes the dismissal of the antitrust claims was proper and that it has not committed any violation of the antitrust laws. Further, the Commission's investigation of the market conditions in late February 2003 has not resulted in any findings adverse to US Holdings. Accordingly, US Holdings believes that TCE's and the interveners' claims against Energy and its subsidiary companies are without merit and Energy and its subsidiaries intend to vigorously defend the lawsuit on appeal. US Holdings is, however, unable to estimate any possible loss or predict the outcome of this action.

      On April 28, 2003, a lawsuit was filed by a former employee of TXU Portfolio Management in the United States District Court for the Northern District of Texas, Dallas Division, against TXU Corp., Energy and TXU Portfolio Management. The Court has reset this case for trial on June 6, 2005 and discovery in the case is proceeding. Plaintiff asserts claims under Section 806 of Sarbanes-Oxley arising from plaintiff's employment termination and claims for breach of contract relating to payment of certain bonuses. Plaintiff seeks back pay, payment of bonuses and alternatively, reinstatement or future compensation, including bonuses. US Holdings believes the plaintiff's claims are without merit. The plaintiff was terminated as the result of a reduction in force, not as a reaction to any concerns the plaintiff had expressed, and plaintiff was not in a position with TXU Portfolio Management such that he had knowledge or information that would qualify the plaintiff to evaluate TXU Corp.'s financial statements or assess the adequacy of TXU Corp.'s financial disclosures. Thus, US Holdings does not believe that there is any merit to the plaintiff's claims under Sarbanes-Oxley. TXU Corp., Energy and TXU Portfolio Management dispute the plaintiff's claims and intend to vigorously defend the litigation.

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

      General -- In addition to the above, US Holdings is involved in various other legal and administrative proceedings in the normal course of business the ultimate resolution of which, in the opinion of management, should not have a material effect upon its financial position, results of operations or cash flows.

7.    SEGMENT INFORMATION

      US Holdings' operations are aligned into two reportable segments: Energy and Electric Delivery.

      Energy - consists of operations, principally in the competitive Texas market, involving power production (electricity generation), retail and wholesale energy sales, and hedging and risk management activities.

      Electric Delivery - consists of regulated operations involving the transmission and distribution of electricity in Texas.

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

      No customer provided more than 10% of consolidated revenues.

                                                                                Three Months Ended          Nine Months Ended
                                                                                   September 30,              September 30,
                                                                               --------------------       --------------------
                                                                                2004         2003          2004         2003
                                                                               ------        -----        ------       ------
                                                                                             (millions of dollars)
Operating revenues:
     Energy............................................................        $2,517       $2,437        $6,589       $6,243
     Electric Delivery.................................................           648          613         1,688        1,605
     Other.............................................................             -            -             5            -
     Eliminations......................................................          (419)        (444)       (1,111)      (1,176)
                                                                               ------       ------        ------       ------
       Consolidated....................................................        $2,746       $2,606        $7,171       $6,672
                                                                                =====       ======        ======       ======

Regulated revenues included in operating revenues:
     Energy............................................................         $   -        $   -         $   -        $   -
     Electric Delivery.................................................           648          613         1,688        1,605
     Eliminations......................................................          (417)        (441)       (1,101)      (1,167)
                                                                                -----        -----         -----       ------
       Consolidated....................................................         $ 231        $ 172         $ 587        $ 438
                                                                                =====        =====         =====       ======

Affiliated revenues included in operating revenues:
     Energy............................................................         $   2        $   3         $   7        $   9
     Electric Delivery.................................................           417          441         1,101        1,167
     Other.............................................................                          -             3            -
     Eliminations......................................................          (419)        (444)       (1,111)      (1,176)
                                                                                -----        -----         -----       ------
       Consolidated....................................................         $   -        $   -         $   -        $   -
                                                                                =====        =====         =====       ======

Income (loss) from continuing operations before extraordinary gain and cumulative effect of changes in accounting principles:
     Energy............................................................         $ 309        $ 250         $ 408        $ 440
     Electric Delivery.................................................           107          125           220          239
     Other.............................................................             6           (3)            4          (16)
                                                                                -----        -----         -----        -----
       Consolidated....................................................         $ 422        $ 372         $ 632        $ 663
                                                                                =====        =====         =====        =====

8.    DERIVATIVES AND HEDGES

      Derivatives and Hedges -- As of September 30, 2004, it is expected that $69 million of after-tax net losses accumulated in other comprehensive income will be reclassified into earnings during the next twelve months. Of this amount, $62 million relates to commodities hedges and $7 million relates to financing-related hedges.

      US Holdings experienced net hedge ineffectiveness of $4 million and $21 million, reported as a loss in revenues, for the three and nine months ended September 30, 2004. For the three and nine months ended September 30, 2003, there was no hedge ineffectiveness.

      The net effect of unrealized mark-to-market ineffectiveness accounting, which includes the above amounts as well as the effect of reversing unrealized gains and losses recorded in previous periods to offset realized gains and losses in the current period, totaled $3 million and $20 million, respectively, in net losses for the three and nine months ended September 30, 2004 and $10 million and $24 million, respectively, in net gains for the three and nine months ended September 30, 2003.

9.    SUPPLEMENTARY FINANCIAL INFORMATION

      Regulated Versus Unregulated Operations --

                                                                                Three Months Ended          Nine Months Ended
                                                                                   September 30,              September 30,
                                                                               ---------------------      --------------------
                                                                                2004         2003          2004         2003
                                                                               ------       ------        ------       ------
                                                                                             (millions of dollars)
Operating revenues:
     Regulated.........................................................         $ 648        $ 613        $1,688       $1,605
     Unregulated.......................................................         2,517        2,437         6,594        6,243
     Intercompany sales eliminations - regulated.......................          (417)        (441)       (1,101)      (1,167)
     Intercompany sales eliminations - unregulated.....................            (2)          (3)          (10)          (9)
                                                                                -----        -----        ------       ------
         Total operating revenues......................................         2,746        2,606         7,171         6,672
                                                                                -----        -----        ------       ------
Costs and operating expenses:
     Cost of energy sold and delivery fees - unregulated*..............         1,137        1,096         3,048        2,864
     Operating costs - regulated.......................................           193          175           547          525
     Operating costs - unregulated.....................................           147          162           514          502
     Depreciation and amortization - regulated.........................           116           78           286          215
     Depreciation and amortization - unregulated.......................            82          100           268          307
     Selling, general and administrative expenses - regulated..........            53           49           154          145
     Selling, general and administrative expenses - unregulated........           182          165           490          457
     Franchise and revenue-based taxes - regulated.....................            66           63           183          183
     Franchise and revenue-based taxes - unregulated...................            28           25            81           85
     Other income......................................................           (47)         (21)          (67)         (47)
     Other deductions..................................................            22            6           322            9
     Interest income...................................................           (17)          (2)          (25)         (11)
     Interest expense and related charges..............................           150          151           449          458
                                                                                -----        -----         -----        -----
       Total costs and expenses........................................         2,112        2,047         6,250        5,692
                                                                                -----        -----         -----        -----
Income from continuing operations before income taxes, extraordinary
   gain and cumulative effect of changes in accounting principles......         $ 634        $ 559         $ 921        $ 980
                                                                                =====        =====         =====        =====

*Includes cost of fuel consumed of $308 million and $402 million for the three months ended September 30, 2004 and 2003, respectively, and $770 million and $1.2 billion for the nine months ended September 30, 2004 and 2003, respectively. The balance in each period represents energy purchased for resale and delivery fees.

      The operations of the Energy segment are included above as unregulated, as the Texas market is open to competition. However, retail pricing to residential customers in its historical service territory continues to be subject to transitional regulatory provisions.

      Other Income and Deductions --

                                                                Three Months Ended     Nine Months Ended
                                                                   September 30,         September 30,
                                                                ------------------    ------------------
                                                                  2004       2003       2004        2003
                                                                --------   --------   --------    ------
      Other income:
         Net gain on sale of properties and businesses.         $   47     $   19     $   65      $   40
         Equity portion of allowance for funds used during
             construction..............................              -          1          1           3
         Other.........................................              -          1          1           4
                                                                ------     ------     ------      ------
            Total other income.........................         $   47     $   21     $   67      $   47
                                                                ======     ======     ======      ======
      Other deductions:
         Software write-off............................         $   (2)    $    -     $  109      $    -
         Employee severance charges....................              3          -        107           -
         Spare parts inventory writedown...............              -          -         79           -
         Equity in losses of unconsolidated entities...             10          -         10           -
         Expenses related to impaired construction
          projects.....................................              1          2          5           4
         Casualty loss (gas storage explosion).........              5          -          5           -
         Settlement of purchase power agreement........              3          -          3           -
         Transaction-related fees......................              -          -          1           -
         Premium on redemption of preferred stock......              -          3          -           3
         Debt extinguishment losses ...................              1          1          1           1
         Other ........................................              1          -          2           1
                                                                ------     ------     ------      ------
            Total other deductions.....................         $   22     $    6     $  322      $    9
                                                                ======     ======     ======      ======

      Severance Liability Related to Restructuring Activities --


                                                                                          Electric
                                                                              Energy      Delivery        Total
                                                                              -------     ---------      ------
        Liability for severance costs accrued as of June 30, 2004...........    $  84       $  18        $ 102
           Additions to liability...........................................        3           -            3
           Payments charged against liability...............................      (53)         (7)         (60)
                                                                                -----       -----        -----
        Liability for severance costs accrued as of September 30, 2004......    $  34        $ 11        $  45
                                                                                =====       =====        =====


      Interest Expense and Related Charges --

                                                                Three Months Ended    Nine Months Ended
                                                                   September 30,         September 30,
                                                                ------------------   -------------------
                                                                  2004       2003       2004        2003
                                                                --------   --------   --------    ------

   Interest (a)...........................................      $  126     $  130     $  381      $  428
   Distributions on preferred membership interests (b)....          17         17         51          17
   Amortization of debt discounts, premiums
      and issuance cost...................................          11          7         26          22
   Allowance for borrowed funds used during construction
      and capitalized interest............................          (4)        (3)        (9)         (9)
                                                                -------    -------    -------     -------
         Total interest expense and related charges.......      $  150     $  151     $  449      $  458
                                                                ======     ======     ======      ======

(a) Included in interest for the nine months ended September 30, 2003 is $34 million related to the exchangeable subordinated notes that were exchanged for preferred membership interests in July 2003.
(b) In April 2004, TXU Corp. purchased from the holders Energy's preferred membership interests, and subsequent to this purchase, Energy has paid distributions on the preferred membership interests to TXU Corp.

      Regulatory Assets and Liabilities --

                                                                                     September 30,    December 31,
                                                                                          2004            2003
                                                                                     -------------    -------------
Regulatory assets:
Generation-related regulatory assets securitized by transition bonds........           $1,640          $1,654
Securities reacquisition costs..............................................              127             121
Recoverable deferred income taxes -- net....................................               98              96
Other regulatory assets.....................................................              162              95
                                                                                       ------          ------
    Total regulatory assets.................................................            2,027           1,966

Regulatory liabilities:
Investment tax credit and protected excess deferred  taxes..................               81              88
Over-collection of transition bond (securitization) revenues................               24               6
                                                                                       ------          ------
    Total regulatory liabilities............................................              105              94
                                                                                       ------          ------

      Net regulatory assets.................................................           $1,922          $1,872
                                                                                       ======          ======

      Included in net regulatory assets are assets of $121 million at September 30, 2004 and December 31, 2003, that are earning a return. The regulatory assets, other than those subject to securitization, have a remaining recovery period of 15 to 47 years.

      Included in other regulatory assets as of September 30, 2004 was $42 million related to nuclear decommissioning liabilities.

      Restricted Cash -- At September 30, 2004, TXU Electric Delivery Transition Bond Company LLC had $29 million of restricted cash reported in current assets, representing collections from customers that secure its securitization bonds and may only be used to service its debt and pay its expenses. Restricted cash reported in investments included $10 million principally related to payment of fees associated with the securitization bonds and $5 million in reserve for shortfalls of transition charges, if any.

      Pension and Other Postretirement Benefits -- US Holdings is a participating employer in the TXU Retirement Plan, a defined benefit pension plan sponsored by TXU Corp. US Holdings also participates with TXU Corp. and other affiliated subsidiaries of TXU Corp. to offer health care and life insurance benefits to eligible employees and their eligible dependents upon the retirement of such employees. The allocated net periodic pension cost and net periodic postretirement benefits cost other than pensions applicable to US Holdings was $22 million and $27 million for the three month periods ended September 30, 2004 and 2003, respectively, and $76 million and $80 million for the nine months ended September 30, 2004 and 2003, respectively.

      The Capgemini outsourcing transaction on July 1, 2004, (see Note 1 to Financial Statements) triggered a curtailment of the pension and postretirement plans and a remeasurement of the related liabilities. The effects of the remeasurement, which include an increase in the discount rate of 0.25%, as well as the Medicare Act enacted in December 2003, have resulted in lower pension and postretirement benefits expense.

      At September 30, 2004, US Holdings estimates that its total cash contributions to the pension and other postretirement benefit plans for the remainder of 2004 will not be materially different than previously disclosed in the 2003 Form 10-K.

      Affiliate Transactions -- The following represent significant affiliate transactions of US Holdings:

      o The average daily balance of short-term advances to affiliates during the three months ended September 30, 2004 was $1.8 billion and the average daily balance of short-term advances from affiliates during the three months ended September 30, 2003 was $702 million. Interest income earned on the advances for the three months ended September 30, 2004 was $12 million and interest expense incurred on the advances for the three months ended September 30, 2003 was $4 million. The weighted average interest rate was 2.62% and 2.86% for the three months ended September 30, 2004 and 2003, respectively. The average daily balance of short-term advances to affiliates during the nine months ended September 30, 2004 was $745 million and the average daily balance of short-term advances from affiliates during nine months ended September 30, 2003 was $845 million. Interest income earned on the advances for the nine months ended September 30, 2004 was $15 million and interest expense incurred on the advances for the nine months ended September 30, 2003 was $17 million. The weighted average interest rate was 2.77% and 2.76% for the nine months ended September 30, 2004 and 2003, respectively.
     o TXU Business Services charges US Holdings for certain financial, accounting, information technology, environmental, procurement and personnel services and other administrative services at cost. For the three months ended September 30, 2004 and 2003, these costs totaled
         $18 million and $79 million, respectively, and are primarily included in SG&A expenses. For the nine months ended September 30, 2004 and 2003, these costs totaled $221 million and $254 million, respectively. Effective July 1, 2004, under the ten year services agreement with Capgemini several of the functions previously performed by TXU
         Business Services are now provided by Capgemini. Outsourced base support services performed by Capgemini for a fixed fee, subject to adjustment for volumes or other factors, include information technology, customer call center, billing, human resources, supply chain and certain accounting activities (see Note 1 for further discussion).
      o US Holdings charges TXU Gas for meter reading and certain customer and administrative support services. For the three months ended September 30, 2004 and 2003, these charges totaled $4 million and $14 million, respectively, and are largely reported as a reduction in operation and maintenance expenses. For the nine months ended September 30, 2004 and 2003, these charges totaled $29 million and $43 million, respectively. On October 1, 2004, TXU Corp. and Atmos Energy Corporation completed a merger by division in which Atmos Energy Corporation acquired TXU Gas' operations. US Holdings will continue to provide meter reading services and shared facility services to Atmos Energy Corporation under a transition service agreement, but customer and administrative support services are now provided by Capgemini.
o In April 2004, TXU Corp. purchased from holders Energy's exchangeable preferred membership interests, and as a result Energy has paid distributions to TXU Corp. on these securities, which remain outstanding, since the purchase. Interest expense and related charges, including amortization of the related discount totaled $21 million for the three months ended September 30, 2004 and $37 million for the nine months ended September 30, 2004 since the date of TXU Corp.'s purchase of the securities.

      Accounts Receivable -- At September 30, 2004 and December 31, 2003, accounts receivable of $1.1 billion and $1.0 billion are stated net of allowance for uncollectible accounts of $42 million and $53 million, respectively. During the nine months ended September 30, 2004, bad debt expense was $76 million, account write-offs were $90 million and other activity increased the allowance for uncollectible accounts by $3 million. During the nine months ended September 30, 2003, bad debt expense was $69 million, account write-offs were $65 million and other activity decreased the allowance for uncollectible accounts by $4 million. Allowances related to receivables sold are reported in current liabilities and totaled $36 million and $40 million at September 30, 2004 and December 31, 2003, respectively.

      Accounts receivable included $441 million and $411 million of unbilled revenues at September 30, 2004 and December 31, 2003, respectively.

      Intangible Assets -- Intangible assets other than goodwill are comprised of the following:

                                                    As of September 30, 2004        As of December 31, 2003
                                                 ------------------------------  ----------------------------
                                                   Gross                          Gross
                                                  Carrying   Accumulated         Carrying   Accumulated
                                                   Amount    Amortization   Net   Amount   Amortization   Net
                                                  --------  -------------  ----  --------  -------------  ---
Intangible assets subject to amortization
   included in property, plant and equipment:
   Capitalized software placed in service
    (unrelated to outsourced activities at
     September 30, 2004) ...................        $  61       $  27     $  34     $ 400      $ 184      $ 216
   Land easements............................         172          61       111       176         66        110
   Mineral rights and other..................          30          22         8        31         22          9
                                                    -----       -----     -----     -----      -----      -----
     Total...................................       $ 263       $ 110     $ 153     $ 607      $ 272      $ 335
                                                    =====       =====     =====     =====      =====      =====

      Aggregate US Holdings amortization expense for intangible assets for the three months ended September 30, 2004 and 2003 was $3 million and $18 million, respectively. Aggregate amortization expense for intangible assets for the nine months ended September 30, 2004 and 2003 was $31 million and $47 million, respectively. At September 30, 2004, the weighted average useful lives of capitalized software, land easements and mineral rights and other were 9 years, 69 years and 40 years, respectively.

      During the second quarter of 2004, US Holdings transferred information technology assets consisting primarily of capitalized software, to an affiliate at book value. See Note 1 for further discussion.

      Goodwill of $542 million reported in the consolidated balance sheet relates to Energy ($517 million) and Electric Delivery ($25 million). In the second quarter of 2004, goodwill was reduced by $16 million, representing the amount allocable to the disposed TXU Fuel Company business.

      Commodity Contracts -- At September 30, 2004 and December 31, 2003, current and noncurrent commodity contract assets, arising largely from mark-to-market accounting, totaling $936 million and $657 million, respectively, and are stated net of applicable credit (collection) and performance reserves totaling $23 million and $18 million, respectively. Performance reserves are provided for direct, incremental costs to settle the contracts. Current and non-current commodity contract liabilities totaled $854 million and $549 million at September 30, 2004 and December 31, 2003, respectively.

      Inventories by Major Category --

                                                                                    September 30,  December 31,
                                                                                        2004           2003
                                                                                    -------------  ------------
Materials and supplies.........................................................        $  164         $  253
Fuel stock.....................................................................            79             79
Gas stored underground.........................................................            84             83
                                                                                       ------         ------
    Total inventories..........................................................        $  327         $  415
                                                                                       ======         ======

      As described in Note 1, US Holdings recorded a charge of $79 million ($51 million after-tax) in the second quarter of 2004 to write down spare parts and equipment inventory.

      Property, Plant and Equipment -- As of September 30, 2004 and December 31, 2003, property, plant and equipment of $16.3 billion and $16.7 billion, respectively, is stated net of accumulated depreciation and amortization of $10.8 billion and $10.9 billion, respectively.

      As of September 30, 2004, substantially all of Electric Delivery's electric utility property, plant and equipment (with a net book value of $6.5 billion) was pledged as collateral for Electric Delivery's first mortgage bonds and senior secured notes.

      Supplemental Cash Flow Information --

      See Note 1 regarding the effects of Capgemini being provided a royalty-free right, under an asset license arrangement, to use US Holdings' information technology assets, consisting primarily of capitalized software, which were noncash in nature. See Note 2 for the effects of adopting SFAS 143, which were noncash in nature.

      REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



TXU US Holdings Company:

We have reviewed the accompanying condensed consolidated balance sheet of TXU US Holdings Company and subsidiaries (US Holdings) as of September 30, 2004, and the related condensed statements of consolidated income and of comprehensive income for the three-month and nine-month periods ended September 30, 2004 and 2003 and the condensed statements of consolidated cash flows for the nine-month periods ended September 30, 2004 and 2003. These interim financial statements are the responsibility of US Holdings' management.

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

Dallas, Texas
November 12, 2004

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BUSINESS

      US Holdings is a subsidiary of TXU Corp. and is a holding company conducting its operations principally through its Energy and Electric Delivery subsidiaries. Energy is engaged in electricity generation and retail and wholesale energy sales. Electric Delivery engages in regulated electricity transmission and distribution operations.

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

      Strategic Initiatives and Other Actions -Mr. C. John Wilder, who was named president and chief executive of TXU Corp. in February 2004, and senior management have been reviewing the operations of TXU Corp. and have formulated certain strategic initiatives and continue to develop others. Areas being reviewed include:

      o Performance in competitive markets, including profitability in new markets;
      o Cost structure, including organizational alignments and headcount;
      o Management of natural gas price risk and cost effectiveness of the generation fleet; and
      o Non-core business activities.

      US Holdings anticipates performance improvements as a result of various strategic initiatives, including lower administrative support costs, more efficient and cost-effective utilization of generation-related assets and increased return on investments. As discussed below, the implementation of the strategic initiatives as well as other actions taken to date have resulted in total charges of $9 million ($6 million after-tax) in the third quarter of 2004 and $305 million ($198 million after-tax) year-to-date, substantially all reported in other deductions, related to asset writedowns and employee severance. In the third quarter of 2004, US Holdings recorded gains on the disposition of properties, principally undeveloped land, totaling $18 million ($12 million after-tax), reported in other income.

      Charges recorded in the three-month and nine-month periods ended September 30, 2004 and 2003 reported in other deductions are detailed in Note 9 to Financial Statements.

      The review of US Holdings' operations and formulation of strategic initiatives is ongoing, and additional charges are expected. The phases of the plan resulting in the charges to date are anticipated to be largely completed in 2004. Upon completion of each phase of the plan, US Holdings expects to fully describe the actions intended to improve the financial performance of its operations. Certain of the strategic initiatives described below could result in additional material charges that US Holdings is currently unable to predict. In addition, other new strategic initiatives are likely to be undertaken that could also materially affect US Holdings' financial results.

       Capgemini Energy Agreement
       --------------------------

      On May 17, 2004, Energy and Electric Delivery each entered into a service agreement with a subsidiary of Cap Gemini North America Inc., Capgemini Energy LP (Capgemini), a new company initially providing business process support services to TXU Corp., but immediately implementing a plan to offer similar services to other utility companies. Under the ten-year agreement, over 2,500 TXU Corp. employees (including approximately 1,300 from US Holdings) transferred to Capgemini effective July 1, 2004. Outsourced base support services performed by Capgemini for a fixed fee, subject to adjustment for volumes or other factors, include information technology, customer call center, billing and collections, human resources, supply chain and certain accounting activities.

      As part of the agreement, Capgemini was provided a royalty-free right, under an asset license arrangement, to use information technology assets, consisting primarily of capitalized software. A portion of the software was in development and had not yet been placed in service by US Holdings. As a result of outsourcing its information technology activities, US Holdings no longer intends to develop the majority of these projects and from US Holdings' perspective the software is abandoned. The agreement with Capgemini does not require that any software in development be completed and placed in service. Consequently, the carrying value of these software projects was written off, resulting in a charge of $110 million ($72 million after-tax) for the nine months ended September 30, 2004, reported in other deductions, essentially all of which was recorded in the second quarter. The remaining assets were transferred to a subsidiary of TXU Corp. at book value in exchange for an interest in that subsidiary. Such interest is accounted for by US Holdings on the equity method, and US Holdings recorded equity losses (representing depreciation expense) of $10 million in the third quarter of 2004, reported in other deductions.

      The TXU Corp. subsidiary received a 2.9% limited partnership interest in Capgemini in exchange for the asset license described above. Energy and Electric Delivery have the right to sell (the "put option") their interest in the subsidiary to Cap Gemini America Inc. for $200 million, plus the subsidiary's share of Capgemini's undistributed earnings, upon expiration of the services agreement, or earlier upon the occurrence of certain unexpected events. Cap Gemini North America Inc. has the right to purchase Energy's and Electric Delivery's interests under the same terms and conditions. The partnership interest has been recorded at an initial value of $2.9 million and is being accounted for on the cost method.

      US Holdings has recorded its share of the fair value of the put option as a noncurrent asset largely offset by a reduction to the carrying value of the software transferred to the subsidiary, in accordance with the accounting principles related to sales and licensing of internally developed software described in AICPA Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use."

      Also as part of the agreements, TXU Corp. agreed to indemnify Capgemini for severance costs incurred by Capgemini for former TXU Corp. employees terminated within 18 months of their transfer to Capgemini. Accordingly, US Holdings recorded a $38 million ($25 million after-tax) charge for severance expense in the second quarter of 2004, which represents a reasonable estimate of the indemnity and is reported in other deductions. The charge includes an allocation of severance related to TXU Business Services Company employees. In addition, TXU Corp. committed to pay up to $25 million for costs associated with transitioning the outsourced activities to Capgemini. The transition costs applicable to US Holdings are expected to be largely recorded during the fourth quarter of 2004.

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

      Facility Closures and Other Actions Related to Generation Operations
      --------------------------------------------------------------------

      On November 12, 2004, Energy announced plans to declare inactive, or "mothball", eight natural gas-fired electric generating units. The units represent a total of 2,516 megawatts (MW), or 25 percent of TXU Energy's natural gas-fired generation capacity in Texas. The units are less efficient than others serving market demand. A severance charge, not yet estimated, related to this action is expected to be recorded in the fourth quarter of 2004.

      On October 1, 2004, Energy entered into an agreement to terminate the operating lease for certain mining equipment for approximately $28 million in cash, effective November 1, 2004. The lease termination will result in an estimated net charge of approximately $21 million ($13 million after-tax) to be recorded in other deductions in the fourth quarter of 2004.

      In the third quarter of 2004, Energy recorded gains totaling $18 million ($12 million after-tax) related to the sale of undeveloped land. The gains are reported in other income.

      In the second quarter of 2004, Energy initiated a plan to sell the Pedricktown, New Jersey 122 MW power production facility and exit the related power supply and gas transportation agreements. Accordingly, Energy recorded an impairment charge of $26 million ($17 million after-tax) to write down the facility to estimated fair market value. The results of the business and the impairment charge are reported in discontinued operations, as discussed in Note 3 to Financial Statements.

      As part of Energy's review of its generation asset portfolio, Energy completed a review of its spare parts and equipment inventory to determine the appropriate level of such inventory. The review included nuclear, coal and gas-fired generation-related facilities. As a result of this review, Energy recorded a charge of $79 million ($51 million after-tax), reported in other deductions, in the second quarter of 2004 to reflect excess inventory on hand and to write down carrying values to scrap values.

      In March 2004, Energy announced the planned permanent retirement, completed in the second quarter of 2004, of eight gas-fired operating units due to electric industry market conditions in Texas. Energy also temporarily closed four other gas-fired units and placed them under evaluation for retirement. The 12 units represented a total of 1,471 MW, or more than 13%, of Energy's gas-fired generation capacity in Texas. A majority of the 12 units were designated as "peaking units" and operated only during the summer for many years and have operated only sparingly during the last two years. Most of the units were built in the 1950's. Energy also determined that it would close its Winfield North Monticello lignite mine in Texas, and such closure has been completed, as it is no longer economical to operate when compared to the cost of purchasing coal to fuel the adjacent generation facility. A total charge of $8 million ($5 million after-tax) was recorded in the first quarter of 2004, reported in other deductions, for production employee severance costs ($7 million pre-tax) and impairments related to the various facility closures ($1 million pre-tax).

       Organizational Realignment and Headcount Reductions
       ---------------------------------------------------

      US Holdings intends to realign its operations along three core business segments consisting of:

      o  Electric Delivery - the regulated electric delivery business;
      o  Power - the electric power production business; and
      o Energy - the retail and wholesale energy sales and portfolio management operations.

      Processes are currently being developed to report operating results of the Power and Energy business segments. (Operating results of the Electric Delivery segment and the current combined Energy segment are provided in this report.) Results are expected to be reported under the new segment alignment no later than the first quarter of 2005.

      During the second quarter of 2004, management completed a comprehensive organizational review, including an analysis of staffing requirements. As a result, TXU Corp. completed a self-nomination severance program and finalized a plan for additional headcount reductions under an involuntary severance program, which has been largely completed. Accordingly, in the second quarter of 2004, US Holdings recorded severance charges totaling $50 million ($33 million after-tax), reported in other deductions.

       Liability and Capital Management
       --------------------------------

      On November 4, 2004, Energy entered into a five-year revolving credit facility that allows for (i) bridge loans, (ii) revolving loans and (iii) letters of credit having a maturity of one year. Bridge loans may total up to $500 million and will mature no later than October 31, 2005. Letters of credit may total up to $500 million, but in some instances require prepayment of bridge loans in an amount equal to the face value of the letter of credit. Revolving loans may total up to $250 million, but are only available after all bridge loans have been repaid. The aggregate amount of borrowings outstanding at any one time may not exceed $500 million. Energy intends to use this facility for general and corporate purposes, including, in the case of letters of credit, support for pollution control revenue bonds. In addition, pursuant to the terms of the five-year revolving credit facility, bridge loans may be used to loan or distribute funds to TXU Corp. for the repurchase of its common stock.

      In April 2004, TXU Corp. purchased from the holders Energy's preferred membership interests with a liquidation value of $750 million. Energy's carrying amount of the security, which remains outstanding, is the $750 million liquidation amount less $242 million remaining unamortized discount and $30 million in unamortized debt issuance costs.

      See Notes 4, 5, and 6 to Financial Statements for further detail of debt issuances and retirements, financing arrangements, debt held by unconsolidated subsidiary trusts and capitalization.

      US Holdings intends to utilize cash provided by operating activities in accordance with TXU Corp.'s priorities as follows:

      o First, investments to preserve and enhance the quality of customer service and production reliability;
      o Second, reinvestments in its businesses, applying stringent expectations for cash payback timelines and minimum return on investment; and
      o Third, to reduce debt and other liabilities, with the objective of strengthening the balance sheet and increasing financial flexibility.

       Investment in New Trading Entity
       --------------------------------

      In May 2004, Energy and Credit Suisse First Boston (USA), Inc. announced they had entered into a memorandum of understanding to establish a 50/50 investment in an energy marketing and trading entity. After a detailed review of the proposed venture, the parties were unable to agree on an economic arrangement that met each party's strategic objectives and in September 2004 announced a mutual agreement not to pursue the joint venture. Energy will continue to leverage its internal wholesale marketing and risk management capabilities to manage its purchased power needs and economically dispatch its generation fleet in the Texas market.

       Strategic Review of Nuclear Assets
       ----------------------------------

      Energy is currently undertaking a strategic review of its nuclear assets, comprised of two electricity generating units at Comanche Peak, each with a capacity of 1,150 MW. The objectives of this strategic review are to evaluate potential means to reduce the cost risk of outages of these low marginal cost facilities and improve the long-term availability and certainty of electricity supply for Energy's customers. Energy continues to identify and evaluate various potential initiatives as part of this review. Energy expects to complete the review within six months, and no determination has been made as to the likelihood of implementing any of the initiatives.

       Consolidation of Real Estate
       ----------------------------

      Currently, TXU Corp. owns or leases more than 1.3 million square feet in various management and support office locations, which exceeds its anticipated needs. TXU Corp. has evaluated alternatives to reduce current office space and intends to consolidate into its existing headquarters building in Dallas, Texas, enhancing the facility to enable better employee communication and collaboration and cost effectiveness. Implementation of this initiative is expected to result in charges related to existing leased facilities in the fourth quarter of 2004 and the first quarter of 2005, but the amounts are not yet estimable.

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


      Issuance of Securitization Bonds -- Electric Delivery issued the remaining $790 million in securitization bonds on June 7, 2004 under a financing order issued by the Commission and recorded an extraordinary gain of approximately $16 million after-tax. The gain arose because of an increase in the carrying value of the regulatory asset subject to securitization due to the effect of higher interest rates on the securitization bonds and, therefore, higher amounts to be recovered from REPs through delivery fee surcharges.

RESULTS OF OPERATIONS

      All dollar amounts in Management's Discussion and Analysis of Financial Condition and Results of Operations and the tables therein are stated in millions of US dollars unless otherwise indicated.

      The results of operations and the related management's discussion of those results for all periods presented reflect the discontinuance of the strategic retail services business and the Pedricktown, New Jersey generation facility operations of Energy (see Note 3 to Financial Statements regarding discontinued operations).

Consolidated US Holdings
------------------------

Three Months Ended September 30, 2004 Compared to Three Months Ended
September 30, 2003
-------------------------------------------------------------------------------

      Reference is made to comparisons of results by business segment following the discussion of consolidated results presented below. The business segment comparisons provide additional detail and quantification of items affecting financial results.

      US Holdings' operating revenues increased $140 million, or 5%, to $2.7 billion in 2004. Operating revenues rose $80 million, or 3%, to $2.5 billion in the Energy segment driven by higher retail and wholesale pricing, partially offset by lower retail volumes due to competitive activity and milder weather. Operating revenues in the Electric Delivery segment rose $35 million, or 6%, to $648 million driven by higher transmission and distribution fees (tariffs), partially offset by lower delivered volumes due to milder weather. Consolidated revenue growth also reflected a $25 million reduction in the intercompany sales elimination, primarily reflecting lower sales by Electric Delivery to Energy as sales to nonaffiliated REPs increased.

      Gross Margin

                                                                               Three Months Ended
                                                                                    September 30,
                                                                --------------------------------------------------
                                                                                % of                      % of
                                                                   2004       Revenue        2003       Revenue
                                                                   ----       -------        ----       -------
Operating revenues.....................................          $ 2,746         100%         $2,606        100%
Costs and expenses:
     Cost of energy sold and delivery fees.............            1,137          42%          1,096         42%
     Operating costs...................................              340          12%            337         13%
     Depreciation and amortization related to operating
         assets........................................              197           7%            164          6%
                                                                 -------       -----         -------     ------
Gross margin...........................................          $ 1,072          39%        $ 1,009         39%
                                                                 =======       =====         =======     ======

      Gross margin is considered a key operating metric as it measures the effect of changes in sales volumes and pricing versus the variable and fixed costs of energy sold, whether generated or purchased, as well as the costs to deliver energy.

      Gross margin increased $63 million, or 6%, to $1.1 billion in 2004. The Energy segment's gross margin increased $89 million, or 14%, to $734 million reflecting higher average pricing, partially offset by lower results from hedging and risk management activities, and the unfavorable effects of a volume mix shift from higher margin retail sales to wholesale sales, higher delivery fees and milder weather. The average cost of total power produced and purchased was up slightly, reflecting improved utilization of base load (nuclear and lignite-fired) production and improved sourcing of purchased power versus gas-fired generation to largely offset the effect of higher natural gas prices. The Electric Delivery segment's gross margin decreased $24 million, or 7%, to $339 million reflecting lower volumes and an increase in operating costs, partially offset by an increase in transmission-related tariffs.

      Operating costs increased $3 million, or 1%, to $340 million in 2004, reflecting increased costs in the Electric Delivery segment primarily for vegetation management to improve system reliability and increased third-party transmission costs, partially offset by lower costs in the Energy segment related to customer care support services for TXU Gas now performed by Capgemini (largely offset by lower related revenues) and the absence of costs from the gas transportation subsidiary sold in June 2004 (largely offset by higher costs of energy sold related to gas-fired production).

      Depreciation and amortization included in gross margin, which relates to assets directly used in the generation and delivery of power, rose $33 million, or 20%, to $197 million in 2004. This increase reflected higher regulatory asset amortization in 2004 of $38 million associated with Electric Delivery securitization bonds issued in August 2003 and June 2004, normal additions and replacements of equipment and the effect of higher asset retirement obligations related to mining activities. These increases were partially offset by an $11 million impact of lower depreciation related to Energy's generation fleet, due primarily to extensions of estimated depreciable lives to better reflect useful lives (see Note 1 to Financial Statements).

      Depreciation and amortization not included in gross margin totaled $1 million and $14 million for the three months ended September 30, 2004 and 2003, respectively. This decline reflected a decrease in amortization due to the transfer of software assets to an affiliate in connection with the Capgemini outsourcing transaction.

      SG&A expense increased $21 million, or 10%, to $235 million in 2004. The increase reflected approximately $18 million in higher deferred and long-term incentive compensation expense due to the increase in the price of TXU Corp. common stock and $14 million in special compensation incentive program expense related to trading activities, partially offset by a reduction of $6 million in marketing costs outside the historical service territory, $4 million in lower pension and retiree medical benefits cost, and $4 million lower bad debt expense.

      Other income increased $26 million to $47 million in 2004. Other income in 2004 reflected an $18 million gain on sale of undeveloped land and $12 million in amortization of the gain on the June 2004 sale of the gas transportation subsidiary. Other income in both 2004 and 2003 reflected $18 million in amortization of the gain on the sale of two generation plants in 2002.

      Other deductions increased $16 million to $22 million in 2004. The 2004 amount primarily reflected $10 million in equity losses in the TXU Corp. entity holding the capitalized software licensed to Capgemini (representing depreciation expense), $5 million natural gas inventory loss resulting from an explosion at a third-party storage facility and $3 million to settle a purchase power agreement.

      Interest income increased by $15 million to $17 million in 2004 primarily due to higher average advances to affiliates.

      Interest expense and related charges decreased $1 million to $150 million in 2004. The decrease reflected $10 million due to lower average rates and $1 million in lower capitalized interest, partially offset by $10 million due to higher average debt levels.

      The effective income tax rate was 33.4% in 2004 and 33.5% in 2003. There were no material unusual items affecting the comparison.

      Income from continuing operations increased $50 million, or 13%, to $422 million in 2004. This performance reflected an increase of $59 million, or 24%, to $309 million in the Energy segment driven by higher gross margin partially offset by higher SG&A expenses. Earnings in the Electric Delivery segment decreased $18 million, or 14%, to $107 million reflecting lower revenue due to milder weather and increased operating costs. Results of the US Holdings holding company improved $9 million primarily reflecting amortization of the deferred gain on the sale of TXU Fuel Company.

      Net pension and postretirement benefit costs reduced results from continuing operations by $11 million in 2004 and $14 million in 2003. The decrease in these costs reflects a remeasurement of these liabilities as a result of the transfer of employees to Capgemini and an increase of 0.25% in the discount rate due to higher interest rates, as well as the effects of the Medicare Act enacted in December 2003.

      Loss from discontinued operations was $3 million in 2004 and primarily reflected costs to complete a services contract in the strategic retail services business.

Nine Months Ended September 30, 2004 Compared to Nine Months Ended
September 30, 2003
-------------------------------------------------------------------------------

      US Holdings' operating revenues increased $499 million, or 7%, to $7.2 billion in 2004. Operating revenues rose $346 million, or 6%, to $6.6 billion in the Energy segment reflecting higher retail and wholesale pricing, partially offset by lower retail volumes due to competitive activity and milder weather. Operating revenues in the Electric Delivery segment increased by $83 million, or 5%, to $1.7 billion driven by higher transmission and distribution fees (tariffs), partially offset by lower volumes delivered due primarily to milder weather. Consolidated revenue growth also reflected a $65 million reduction in the intercompany sales elimination, primarily reflecting lower sales by Electric Delivery to Energy as sales to nonaffiliated REPs increased.

      Gross Margin

                                                                                 Nine Months Ended
                                                                                    September 30,
                                                                 -------------------------------------------------
                                                                                % of                       % of
                                                                   2004       Revenue          2003       Revenue
                                                                   ----       -------          ----       -------
Operating revenues.....................................          $ 7,171         100%        $ 6,672        100%
Costs and expenses:
     Cost of energy sold and delivery fees.............            3,048          43%          2,864         43%
     Operating costs...................................            1,061          15%          1,027         15%
     Depreciation and amortization related to operating
         assets........................................              529           7%            483          7%
                                                                 -------       -----         -------     ------
Gross margin...........................................          $ 2,533          35%        $ 2,298         35%
                                                                 =======       =====         =======     ======

      Gross margin increased $235 million, or 10%, to $2.5 billion in 2004. The Energy segment's gross margin increased $250 million, or 18%, to $1.7 billion reflecting higher average pricing, partially offset by lower results from hedging and risk management activities, and the unfavorable effects of a volume mix shift from higher margin retail sales to wholesale sales, higher delivery fees and milder weather. Energy's gross margin was also favorably impacted by lower average costs of total power produced and purchased, reflecting improved utilization of base load (nuclear and lignite-fired) production and improved sourcing of purchased power versus gas-fired generation to offset the effects of higher natural gas prices. The Electric Delivery segment's gross margin decreased $17 million, or 2%, to $858 million reflecting lower volumes and an increase in operating costs, partially offset by an increase in transmission-related tariffs.

      Operating costs increased $34 million, or 3%, to $1.1 billion in 2004 driven by incremental costs associated with a planned outage for refueling at the nuclear generation facility, increased third-party transmission costs, increased disconnect/reconnect activity costs, and increased vegetation management to improve system reliability, partially offset by a decrease due to customer care support services for TXU Gas now provided by Capgemini (largely offset by lower related revenues) and the absence of costs from the gas transportation subsidiary sold in June 2004 (largely offset by higher cost of energy sold related to gas-fired production).

      Depreciation and amortization included in gross margin, which relates to assets directly used in the generation and delivery of power, rose $46 million, or 10%, to $529 million in 2004. This increase reflected regulatory asset amortization in 2004 of $66 million associated with Electric Delivery securitization bonds issued in August 2003 and June 2004, normal additions and replacements of equipment and the effect of higher asset retirement obligations related to mining activity. These increases were partially offset by a $45 million impact of lower depreciation related to Energy's generation fleet, due primarily to extensions of estimated depreciable lives to better reflect useful lives. (See Note 1 to Financial Statements.)

      Depreciation and amortization expense not included in gross margin totaled $25 million and $39 million in the nine months ended September 30, 2004 and 2003, respectively. The decrease reflects lower amortization due to the transfer of software assets to an affiliate in connection with the Capgemini outsourcing transaction.

      SG&A expense increased $42 million, or 7%, to $644 million in 2004. The increase was driven by $42 million due to higher deferred and long-term incentive compensation expense due to the increase in the price of TXU Corp. common stock, $14 million in special compensation incentive program expense in the third quarter related trading activities, $11 million in staffing and other costs to improve customer call center service and $8 million in higher bad debt expense, partially offset by $9 million in reduced pension and postretirement benefit costs, $7 million from various cost reduction initiatives, and $4 million reduced marketing costs outside the historical service territory.

      Franchise and revenue-based taxes decreased $4 million, or 1%, to $264 million due primarily to decreased Texas state franchise taxes.

      Other income increased $20 million to $67 million in 2004. Other income in 2004 reflected an $18 million gain on the sale of undeveloped land and a $16 million in amortization of the gain on the June 2004 sale of the gas transportation subsidiary. Other income in both 2004 and 2003 reflected $30 million in amortization of the gain on the sale of two generation plants in 2002.

      Other deductions increased $313 million to $322 million in 2004. The 2004 amount reflected the initiatives discussed above under "Strategic Initiatives and Other Actions" and included $188 million in asset writedowns, $107 million in charges for employee severance, $10 million in equity losses (representing depreciation expense) in the TXU Corp. entity holding the capitalized software licensed to Capgemini, and $5 million due to a natural gas inventory loss resulting from an explosion at a third-party storage facility.

      Interest income increased $14 million to $25 million primarily due to higher average advances to affiliates.

      Interest expense and related charges decreased $9 million, or 2%, to $449 million in 2004 reflecting $15 million due to lower average rates, partially offset by $7 million due to higher average borrowings.

      The effective income tax rate on income from continuing operations before extraordinary gain was 31.4% in 2004 compared to 32.3% in 2003. The decrease was driven by the ongoing benefits of lignite depletion and investment tax credit amortization on a lower income base.

      Income from continuing operations before extraordinary gain and cumulative effect of changes in accounting principles (an after-tax measure) decreased $31 million, or 5%, to $632 million in 2004. This performance reflected a decrease of $32 million in the Energy segment. Results in the Energy segment reflected $122 million after-tax of asset write-offs and $59 million after-tax of severance costs, partially offset by higher gross margin. Earnings in the Electric Delivery segment declined $19 million driven by lower delivered volumes and $12 million after-tax of severance-related charges. Results of the US Holdings holding company improved $20 million primarily reflecting amortization of the deferred gain on the sale of TXU Fuel Company.

      Net pension and postretirement benefit costs reduced income from continuing operations by $39 million in 2004 and $42 million in 2003. The decrease in these costs reflects a remeasurement of these liabilities as a result of the transfer of employees to Capgemini and an increase of 0.25% in the discount rate due to higher interest rates, as well as the effects of the Medicare Act enacted in December 2003.

      Loss from discontinued operations (see Note 3 to Financial Statements) was $33 million in 2004 and $2 million in 2003. The 2004 loss reflected a $17 million after-tax impairment charge related to the Pedricktown, New Jersey generation facility, a $6 million after-tax charge to settle a contract dispute in the strategic retail services business and $6 million after-tax in costs to complete various strategic retail services contracts.

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

COMMODITY CONTRACTS AND MARK-TO-MARKET ACTIVITIES

      The table below summarizes the changes in commodity contract assets and liabilities for the three and nine months ended September 30, 2004. The net change in these assets and liabilities, excluding "other activity" as described below, represents the net effect of recording unrealized gains/(losses) under mark-to-market accounting, versus settlement accounting, for positions in the commodity contract portfolio. These positions consist largely of economic hedge transactions, with speculative trading representing a small fraction of the activity.

                                                                                    Three Months    Nine Months
                                                                                        Ended          Ended
                                                                                    September 30,  September 30,
                                                                                        2004           2004
                                                                                   --------------  --------------
   Balance of net commodity contract assets at beginning of period...............      $  87          $ 108

   Settlements of positions included in the opening balance (1)..................         (7)           (46)

   Unrealized mark-to-market valuations of positions held at end of period (2)...         (5)            20

   Net other activity (3)........................................................          7              -
                                                                                       -----          -----

   Balance of net commodity contract assets at end of period.....................      $  82          $  82
                                                                                       =====          =====

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

                                                                         Three Months Ended    Nine Months Ended
                                                                            September 30,        September 30,
                                                                         -------------------   ------------------
                                                                           2004       2003      2004       2003
                                                                          ------     ------    ------     ------
  Operating revenues:
      Unrealized gains/(losses) related to commodity contract portfolio..  $ (12)    $   1      $ (26)    $  34

      Ineffectiveness gains/(losses) related to cash flow hedges .......      (3)       10        (20)       24
                                                                           -----     -----      -----     -----

      Total unrealized gains/(losses)...................................   $ (15)    $  11      $ (46)    $  58
                                                                           ======    =====      =====     =====

      These amounts are included in the "hedging and risk management activities" component of revenues.

      Maturity Table -- Of the net commodity contract asset balance above at September 30, 2004, the amount representing unrealized mark-to-market net gains that have been recognized in current and prior years' earnings is $96 million. The offsetting net liability of $14 million included in the September 30, 2004 balance sheet is comprised principally of amounts representing current and prior years' net receipts of cash or other consideration, including option premiums, associated with contract positions, net of any amortization. The following table presents the unrealized mark-to-market balance at September 30, 2004, scheduled by contractual settlement dates of the underlying positions.

                                   Maturity dates of unrealized net mark-to-market balances at September 30, 2004
                                  --------------------------------------------------------------------------------
                                     Maturity less                                   Maturity in
                                         than         Maturity of     Maturity of      Excess of
  Source of fair value                  1 year        1-3 years       4-5 years        5 years         Total
----------------------------------  ---------------   -----------     -----------    ------------      -----
Prices actively quoted...........         $ 88           $  -             $ -            $  -           $  88
Prices provided by other
    external sources.............           76            (86)             10              (3)             (3)
Prices based on models...........           12             (1)              -               -              11
                                          ----           -----            ---            ----           -----
Total............................         $176           $(87)            $10            $ (3)          $  96
                                          ====           =====            ===            =====          =====
Percentage of total fair value...          183%           (90)%            10%             (3)%           100%

      As the above table indicates, 93% of the unrealized mark-to-market valuations at September 30, 2004 mature within three years. This is reflective of the terms of the positions and the methodologies employed in valuing positions for periods where there is less market liquidity and visibility. The "prices actively quoted" category reflects only exchange traded contracts with active quotes available. The "prices provided by other external sources" category represents forward commodity positions at locations for which over-the-counter broker quotes are available. Over-the-counter quotes for power and natural gas generally extend through 2005 and 2010, respectively. The "prices based on models" category contains the value of all non-exchange traded options, valued using industry accepted option pricing models. In addition, this category contains other contractual arrangements which may have both forward and option components. In many instances, these contracts can be broken down into their component parts and modeled as simple forwards and options based on prices actively quoted. As the modeled value is ultimately the result of a combination of prices from two or more different instruments, it has been included in this category.

Energy
-------

      Financial Results
      -----------------


                                                                    Three Months Ended         Nine Months Ended
                                                                       September 30,             September 30,
                                                                   ---------------------     --------------------
                                                                     2004        2003(a)       2004       2003(a)
                                                                    ------      --------      ------     --------

Operating revenues..........................................       $ 2,517        $ 2,437   $   6,589   $   6,243

Costs and expenses:

     Cost of energy sold, including delivery fees...........         1,556          1,539       4,157       4,037

     Operating costs........................................           145            164         513         506

     Depreciation and amortization..........................            83            100         268         306

     Selling, general and administrative expenses...........           182            166         491         456

     Franchise and revenue-based taxes .....................            28             29          80          84

     Other income ..........................................           (36)           (20)        (50)        (43)

     Other deductions.......................................            20              4         301           9

     Interest income........................................           (13)            (1)        (21)         (3)

     Interest expense and related charges...................            91             83         263         246
                                                                   -------        -------     -------     -------

         Total costs and expenses...........................         2,056          2,064       6,002       5,598
                                                                   -------        -------     -------     -------

Income from continuing operations before income taxes and
cumulative effect of changes in accounting principles.......           461            373         587         645

Income tax expense..........................................           152            123         179         205
                                                                   -------        -------     -------     -------

Income from continuing operations before cumulative effect of
changes in accounting principles (b)........................       $   309        $   250     $   408     $   440
                                                                   =======        =======     =======     =======

-----------------
     The segment includes the electricity generation, wholesale and retail energy sales, and hedging and risk management operations of Energy, operating principally in the competitive Texas market.

(a) Prior year amounts reflect the reclassification of the strategic retail services business and the Pedricktown, New Jersey generation operations as discontinued operations (see Note 3 to Financial Statements).
(b) See Note 2 to Financial Statements regarding changes in accounting principles.

Energy
-------

      Operating Data
      --------------

                                                                 Three Months Ended       Nine Months Ended
                                                                   September 30,            September 30,
                                                                 -------------------      ------------------
                                                                  2004         2003        2004        2003
                                                                 ------       ------      ------      ------
Operating statistics - volumes:

Retail electricity sales volumes (GWh):
   Historical service territory (a):
   Residential..............................................      9,760       10,991      24,246      27,242
   Small business (b).......................................      3,260        3,233       8,335       9,798
                                                               --------      -------     -------     -------
     Total historical service territory.....................     13,020       14,224      32,581      37,040
   Other territories (a):
   Residential..............................................      1,096          648       2,345       1,446
   Small business (b).......................................        127           77         277         225
                                                               --------      -------     -------     -------
     Total other territories................................      1,223          725       2,622       1,671
   Large business and other customers.......................      6,412        8,501      19,891      23,941
                                                               --------      -------     -------     -------
     Total retail electricity...............................     20,655       23,450      55,094      62,652
Wholesale electricity (GWh).................................     11,929       10,402      36,653      26,145
                                                               --------      -------     -------     -------
     Total retail and wholesale electricity sales volumes...     32,584       33,852      91,747      88,797
                                                               ========      =======     =======     =======

Production and purchased power volumes (GWh):
   Nuclear (base load)......................................      5,036        4,455      13,882      13,608
   Lignite/coal (base load).................................     11,437       11,441      31,863      30,272
   Gas/oil..................................................      1,988        4,048       4,300      11,870
   Purchased power..........................................     15,196       15,673      44,665      37,536
                                                               --------      -------     -------     -------
     Total energy supply....................................     33,657       35,617      94,710      93,286
   Less line loss and other.................................      1,073        1,765       2,963       4,489
                                                               --------      -------     -------     -------
     Net energy supply volumes..............................     32,584       33,852      91,747      88,797
                                                               ========      =======     =======     =======

Base load capacity factors (%):
   Nuclear .................................................       99.5%        87.8%       92.1%       90.4%
   Lignite/coal ............................................       92.5%        92.8%       86.8%       83.2%

Customer counts:

Retail electricity customers (end of period and in
thousands - based on
   number of meters):
   Historical service territory (a):
   Residential..............................................                               1,997       2,096
   Small business (b).......................................                                 313         318
                                                                                         -------     -------
     Total historical service territory.....................                               2,310       2,414

   Other territories (a)
   Residential..............................................                                 195         129
   Small business (b).......................................                                   6           4
                                                                                         -------     -------
     Total other territories................................                                 201         133

   Large business and other customers.......................                                  76          70
                                                                                         -------     -------
     Total retail electricity customers.....................                               2,587       2,617
                                                                                         =======     =======

(a) Historical service and other territory data for 2003 are best estimates.
(b) Customers with demand of less than 1 MW annually.


                                                                 Three Months Ended       Nine Months Ended
                                                                   September 30,            September 30,
                                                                --------------------     -------------------
                                                                  2004         2003        2004        2003
                                                                 ------       ------      ------      ------
Operating revenues (millions of dollars):

Retail electricity revenues:
   Historical service territory (a):
   Residential..............................................     $1,073      $ 1,086     $ 2,472     $ 2,506
   Small business (b).......................................        352          289         867         922
                                                                 ------      -------     -------     -------
     Total historical service territory.....................      1,425        1,375       3,339       3,428

   Other territories (a):
   Residential..............................................        113           54         228         126
   Small business (b).......................................         12            6          25          17
                                                                 ------     --------     -------    --------
     Total other territories................................        125           60         253         143

   Large business and other customers.......................        458          551       1,366       1,488
                                                                 ------      -------     -------     -------
Total retail electricity revenues...........................      2,008        1,986       4,958       5,059
Wholesale electricity revenues..............................        487          399       1,429         914
Hedging and risk management activities......................        (64)           4         (61)        139
Other revenues..............................................         86           48         263         131
                                                                 ------      -------     -------     -------
     Total operating revenues...............................     $2,517      $ 2,437     $ 6,589     $ 6,243
                                                                 ======      =======     =======     =======

Weather (average for service territory)(c)
 Percent of normal:
     Cooling degree days....................................       85.5%        94.0%       87.9%      94.6%
     Heating degree days....................................         -             -        91.8%     109.4%

   (a)Historical service and other territory data for 2003 are best estimates.
   (b)Customers with demand of less than 1 MW annually.
   (c)Weather data is obtained from Weatherbank, Inc., an independent company that collects and archives weather data from reporting stations of the National Oceanic and Atmospheric Administration (a federal agency under the US Department of Commerce).


                                                                 Three Months Ended       Nine Months Ended
                                                                   September 30,            September 30,
                                                                --------------------     -------------------
                                                                  2004         2003        2004        2003
                                                                 ------       ------      ------      ------
Fuel and purchased power costs ($/MWh of supply)

   Nuclear generation.......................................     $  4.32     $   4.75     $  4.33     $ 4.47
   Lignite/coal generation..................................     $ 12.33     $  11.89     $ 12.64     $12.54
   Gas/oil generation and purchased power...................     $ 53.03     $  48.38     $ 48.05     $48.34
     Average total electricity supply.......................     $ 31.95     $  31.23     $ 29.77     $30.35

Average retail volume (KWh)/customer
   (calculated using average no. of customers for period)

   Residential..............................................      4,921        5,204      12,091      12,673
   Small business...........................................     10,530       10,183      26,905      30,599
   Large business and other customers.......................     83,907      119,337     274,470     325,248

Average revenues ($/MWh)

   Residential..............................................     $109.21     $  97.99     $101.56     $91.72
   Small business...........................................     $107.45     $  89.13     $103.57     $93.71
   Large business and other customers.......................     $ 71.47     $  64.85     $ 68.67     $62.14

Average delivery fees ($/MWh)                                    $ 22.06     $  18.19     $ 21.76     $18.59

Estimated share of ERCOT retail markets
  (based on number of meters)

Historical service territory (a):
   Residential (b)..........................................                                 83%         88%
   Small business (b).......................................                                 81%         84%
Total ERCOT
   Residential (b)..........................................                                 45%         46%
   Small business (b).......................................                                 32%         33%
   Large business and other customers (c)...................                                 33%         39%

Hedging and risk management activities

   Net unrealized mark-to-market gains/(losses).............     $  (15)       $  11       $ (46)     $   58
   Realized gains/(losses)..................................        (49)          (7)        (15)         81
                                                                 -------       ------      ------     ------
     Total..................................................     $  (64)       $   4       $ (61)     $  139
                                                                 =======       =====       ======     ======

   (a)Historical service and other territory data for 2003 are best estimates.
   (b)Estimated market share is based on the number of customers that have choice.
   (c)Estimated market share is based on the annualized consumption for this overall market.


Energy
------

Three Months Ended September 30, 2004 compared to Three Months Ended
September 30, 2003
------------------------------------------------------------------------------

      Operating revenues increased $80 million, or 3%, to $2.5 billion in 2004. Retail electricity revenues increased $22 million, or 1%, to $2.0 billion reflecting a $258 million increase due to higher average pricing, partially offset by a $236 million decline due to lower volumes. A 12% drop in sales volumes was driven by the effect of competitive activity, primarily in the large business market, and milder weather. Lower business market volumes also reflected a strategy to target higher margin customer segments. Milder weather contributed an estimated 6 percentage points to the volume decline. Higher pricing reflected increased price-to-beat rates, reflecting regulatory approved fuel factor increases, and higher pricing in the competitive large business market, both resulting from higher natural gas prices. Retail electricity customer counts at September 30, 2004 declined 1% from September 30, 2003. Wholesale electricity revenues grew $88 million, or 22%, to $487 million reflecting a $58 million increase attributable to a 15% rise in sales volumes and a $30 million increase due to the effect of increased natural gas prices on wholesale prices. The increase in wholesale sales volumes also reflected a partial shift in the customer base from retail to wholesale services, particularly in the business market.

      Net results from hedging and risk management activities, which are reported in revenues and include both realized and unrealized gains and losses, declined $68 million from a net gain of $4 million in 2003 to a net loss of $64 million in 2004. Because the hedging activities are intended to mitigate the risk of commodity price movements on revenues and cost of energy sold, the changes in such results should not be viewed in isolation, but taken together with the effects of pricing and cost changes on gross margin. Changes in these results reflect market price movements on commodity positions held to hedge gross margin. The decline included $22 million in mark-to-market losses associated with required capacity auctions, $17 million primarily reflecting increased credit reserves due to the effect of increased natural gas prices on contracts and $15 million in mark-to-market losses associated with market price movements against hedges of gas in storage. Results from these activities included the net effect of recording unrealized gains and losses under mark-to-market accounting, versus settlement accounting, of $15 million in net losses in 2004 and net gains of $11 million in 2003. The majority of Energy's natural gas physical sales and purchases are in the wholesale markets and essentially represent hedging activities. These activities are accounted for on a net basis with the exception of retail sales to business customers, which effective October 1, 2003 are reported gross in accordance with new accounting rules and totaled $38 million in revenues for the third quarter of 2004. The increase in other revenues of $38 million to $86 million was driven by this change.

      Gross Margin

                                                                               Three Months Ended
                                                                                 September 30,
                                                                ------------------------------------------------
                                                                               % of                       % of
                                                                   2004       Revenue        2003        Revenue
                                                                 -------     ---------      ------      ---------
Operating revenues.....................................          $ 2,517         100%        $ 2,437        100%
Costs and expenses:
     Cost of energy sold, including delivery fees......            1,556          62%          1,539         63%
     Operating costs...................................              145           6%            164          7%
     Depreciation and amortization related to generation
         assets........................................               82           3%             89          4%
                                                                 -------       -----         -------     ------
Gross margin...........................................          $   734          29%        $   645         26%
                                                                 =======       =====         =======     ======

      Gross margin increased $89 million, or 14%, to $734 million in 2004. The margin increase was driven by the higher average pricing, partially offset by lower results from hedging and risk management activities, and the unfavorable effects of a volume mix shift from higher margin retail sales to wholesale sales, higher delivery fees and milder weather. The average cost of total power produced and purchased was up 2%, reflecting improved utilization of base-load (nuclear and lignite-fired) production and improved sourcing of purchased power versus gas-fired generation to largely offset the effects of higher natural gas prices. Gross margin was also favorably impacted by lower depreciation as discussed immediately below.

      Operating costs decreased $19 million, or 12%, to $145 million in 2004. The decrease reflected $10 million related to customer care support services previously provided to TXU Gas (largely offset by lower related revenues), and $5 million due to the absence of the gas transportation subsidiary sold in June 2004 (largely offset by higher cost of energy sold related to gas-fired production). Other changes in operating costs were individually immaterial and largely offsetting.

      Depreciation and amortization related to generation assets decreased $7 million, or 8%, to $82 million, reflecting a decrease of $11 million due to extensions of estimated average depreciable lives of lignite and nuclear generation facilities' assets to better reflect their useful lives, partially offset by the effect of mining activity and the related asset retirement obligation.

      Depreciation and amortization not included in gross margin totaled $1 million and $11 million for the three months ended September 30, 2004 and 2003, respectively. This decline primarily reflected the transfer of information technology assets, principally capitalized software, to an affiliate in connection with the Capgemini transaction.

      SG&A expenses increased $16 million, or 10%, to $182 million in 2004 primarily reflecting a $14 million special compensation incentive program expense related to trading activities and $12 million in higher deferred incentive compensation expense due to the increase in the price of TXU Corp. common stock, partially offset by $6 million in reduced marketing costs outside the historical service territory and a $4 million decrease in bad debt expense.

      Other income increased by $16 million to $36 million in 2004. Other income in 2004 included an $18 million gain on sale of undeveloped land. Other income in both 2004 and 2003 reflected $18 million of amortization of a gain on the sale of two generation plants in 2002.

      Other deductions increased by $16 million to $20 million in 2004. Other deductions in 2004 consisted largely of $8 million in equity losses (representing depreciation expense) in the TXU Corp. entity holding the capitalized software licensed to Capgemini, a $5 million natural gas inventory loss resulting from an explosion at a third-party storage facility and approximately $3 million to settle a power purchase agreement.

      Interest income increased by $12 million to $13 million in 2004 primarily due to higher average advances to affiliates.

      Interest expense and related charges increased by $8 million, or 10%, to $91 million in 2004. The increase reflected $18 million due to higher average debt levels and $2 million representing higher interest reimbursement to Electric Delivery related to securitized regulatory assets, partially offset by $11 million due to lower average interest rates and $1 million in interest reimbursed to Electric Delivery in 2003 related to the excess mitigation credit that ceased at the end of 2003.

      The effective income tax rate was 33.0% in 2004 and 2003. There were no material unusual items affecting the comparison.

      Results from continuing operations increased $59 million to $309 million in 2004, reflecting the increase in gross margin partially offset by higher SG&A.

Nine Months Ended September 30, 2004 compared to Nine Months Ended
September 30, 2003
-------------------------------------------------------------------------------

      Operating revenues increased $346 million, or 6%, to $6.6 billion in 2004. Retail electricity revenues decreased $101 million, or 2%, to $5.0 billion. This decline reflected a $611 million decrease attributable to a 12% drop in sales volumes, driven by the effect of competitive activity and milder weather, partially offset by a $510 million increase due to higher average pricing. Lower business market volumes also reflected a strategy to target higher margin customer segments. Higher pricing reflected increased price-to-beat rates, reflecting regulatory approved fuel factor increases, and higher pricing in the competitive large business market, both resulting from higher natural gas prices. Retail electricity customer counts at September 30, 2004 declined 1% from September 30, 2003. Wholesale electricity revenues grew $515 million, or 56%, to $1.4 billion reflecting a $367 million increase attributable to a 40% rise in sales volumes and a $148 million increase due to the effect of increased natural gas prices on wholesale prices. Higher wholesale electricity sales volumes reflected the establishment of the new northeast zone in ERCOT. Because Energy has a generation plant and a relatively small retail customer base in the new zone, wholesale sales have increased, and wholesale power purchases also increased to meet retail sales demand in other zones. The increase in wholesale sales volumes also reflected a partial shift in the customer base from retail to wholesale services, particularly in the business market.

      Net results from hedging and risk management activities, which are reported in revenues and include both realized and unrealized gains and losses, declined $200 million from a net gain of $139 million in 2003 to a net loss of $61 million in 2004. Because the hedging activities are intended to mitigate the risk of commodity price movements on revenues and cost of energy sold, the changes in such results should not be viewed in isolation, but rather taken together with the effects of pricing and cost changes on gross margin. Changes in these results reflect market price movements on commodity positions held to hedge gross margin. The decline included $22 million in mark-to-market losses associated with required capacity auctions, $17 million in increased reserves, primarily reflecting increased credit reserves due to the effect of increased natural gas prices on contracts and $15 million in mark-to-market losses associated with market price movements against hedges of gas in storage. The comparison also reflected $34 million of additional gas storage and retail gas business margin in 2003, primarily related to businesses sold in late 2003, $18 million due to a favorable settlement with a counterparty in 2003 and $11 million in gains on contracts that are no longer marked-to-market. Results from these activities included the net effect of recording unrealized gains and losses under mark-to-market accounting, versus settlement accounting, of $46 million in net losses in 2004 and net gains of $58 million in 2003. The majority of Energy's natural gas physical sales and purchases are in the wholesale markets and essentially represent hedging activities. These activities are accounted for on a net basis with the exception of retail sales to business customers, which effective October 1, 2003 are reported gross in accordance with new accounting rules and totaled $126 million in revenues for the first nine months of 2004. The increase in other revenues of $132 million to $263 million in 2004 was primarily driven by this change.

      Gross Margin

                                                                               Nine Months Ended
                                                                                 September 30,
                                                                 ------------------------------------------------
                                                                                % of                      % of
                                                                   2004        Revenue       2003        Revenue
                                                                  ------      --------      ------      --------
Operating revenues.....................................          $ 6,589         100%        $ 6,243        100%
Costs and expenses:
     Cost of energy sold and delivery fees.............            4,157          63%          4,037         65%
     Operating costs...................................              513           8%            506          8%
     Depreciation and amortization related to generation
         assets........................................              246           4%            277          4%
                                                                 -------       -----         -------     ------
Gross margin...........................................          $ 1,673          25%        $ 1,423         23%
                                                                 =======       =====         =======     ======

      Gross margin increased $250 million, or 18%, to $1.7 billion in 2004. The margin increase was driven by the higher average pricing, partially offset by lower results from hedging and risk management activities, and the unfavorable effects of a volume mix shift from higher margin retail sales to wholesale sales, higher delivery fees and milder weather. The average cost of total power produced and purchased declined 2%, reflecting improved utilization of base load (nuclear and lignite-fired) production and improved sourcing of purchased power versus gas-fired generation to offset the effects of higher natural gas prices. Gross margin was also favorably impacted by lower depreciation as discussed below.

      Operating costs increased $7 million, or 1%, to $513 million in 2004. The increase reflected $31 million in incremental testing, inspection and component repair costs associated with the planned outage for refueling at the nuclear facility, partially offset by lower spending for other repair and maintenance projects. Operating costs reflected decline of $10 million related to customer care support services previously provided to TXU Gas (largely offset by lower related revenues), and $7 million due to the absence of the gas transportation subsidiary sold in June 2004 (largely offset by higher costs of energy sold related to gas-fired production). Other changes in operating costs were individually immaterial and largely offsetting.

      Depreciation and amortization related to generation assets decreased $31 million, or 11%, to $246 million, reflecting a decrease of $45 million due to extensions of estimated average depreciable lives of lignite and nuclear generation facilities' assets to better reflect their useful lives, partially offset by the effect of mining activity and the related asset retirement obligation.

      Depreciation and amortization not included in gross margin totaled $22 million and $29 million for the nine months ended September 30, 2004 and 2003, respectively. The decrease reflected the effect of the transfer of information technology assets, principally capitalized software, to an affiliate in connection with the Capgemini transaction, partially offset by acceleration of the amortization of certain software to reflect a shorter useful life.

      SG&A expenses increased $35 million, or 8%, to $491 million in 2004 reflecting $29 million of higher deferred incentive compensation expense due to the increase in the price of TXU Corp. common stock, a $14 million special incentive compensation program expense related to trading activities, $11 million in staffing and other costs to improve customer call center service and higher bad debt expense of $8 million primarily reflecting a favorable settlement in 2003, partially offset by $7 million from various cost reduction initiatives, $6 million in reduced pension and postretirement benefit costs and $4 million in reduced marketing costs outside the historical service territory.

      Other income increased by $7 million to $50 million in 2004. Other income in 2004 included an $18 million gain on sale of undeveloped property. Other income in both 2004 and 2003 reflected $30 million of amortization of a gain on the sale of two generation plants in 2002.

      Other deductions increased $292 million to $301 million in 2004. Other deductions in 2004 consist largely of $107 million for software writedowns, $89 million for employee severance and $79 million in spare parts inventory writedowns, all discussed above under "Strategic Initiatives and Other Actions." Other deductions also reflected $8 million in equity losses (representing depreciation expense) in the TXU Corp. entity holding the capitalized software licensed to Capgemini, a $5 million natural gas inventory loss resulting from an explosion at a third-party storage facility and approximately $3 million to settle a power purchase agreement.

      Interest income increased by $18 million to $21 million in 2004 primarily due to higher average advances to affiliates.

      Interest expense and related charges increased by $17 million, or 7%, to $263 million in 2004. The increase reflected $28 million due to higher average debt levels and $4 million representing higher interest reimbursement to Electric Delivery related to securitized regulatory assets, partially offset by 9 million due to lower average interest rates and $6 million in interest reimbursed to Electric Delivery in 2003 related to the excess mitigation credit that ceased at the end of 2003.

      The effective income tax rate decreased to 30.5% in 2004 from 31.8% in 2003 driven by the effects of ongoing tax benefits of depletion allowances and amortization of investment tax credits on a lower income base in 2004.

      Income from continuing operations before cumulative effect of changes in accounting principles decreased $32 million to $408 million in 2004, reflecting the increase in other deductions and SG&A expenses, partially offset by the higher gross margin.

Electric Delivery
-----------------

      Financial Results
      -----------------

                                                                    Three Months Ended       Nine Months Ended
                                                                      September 30,            September 30,
                                                                   --------------------     -------------------
                                                                     2004        2003        2004         2003
                                                                    ------      ------      ------       ------

Operating revenues..........................................         $ 648      $ 613       $1,688       $1,605

Costs and expenses:

     Operating costs........................................           193        175          547          524

     Depreciation and amortization..........................           116         78          286          215

     Selling, general and administrative expenses...........            53         49          154          145

     Franchise and revenue-based taxes .....................            66         63          183          183

     Other income ..........................................             -         (2)          (4)          (6)

     Other deductions ......................................             3          -           23            -

     Interest income........................................           (17)       (14)         (42)         (43)

     Interest expense and related charges...................            71         74          212          229
                                                                     -----      -----       ------       ------

         Total costs and expenses...........................           485        423        1,359        1,247
                                                                     -----      -----       ------       ------

Income before income taxes..................................           163        190          329          358

Income tax expense..........................................            56         65          109          119
                                                                     -----      -----       ------       ------

Income before extraordinary gain............................         $ 107      $ 125       $  220       $  239
                                                                     =====      =====       ======       ======

------------------------
This segment consists of the electricity transmission and distribution business, which is subject to regulation by Texas authorities.

Electric Delivery
------------------

      Operating Data
      --------------

                                                                    Three Months Ended         Nine Months Ended
                                                                       September 30,             September 30,
                                                                   ---------------------      -------------------
                                                                     2004          2003        2004        2003
                                                                    ------        ------      ------      ------
Operating statistics - volumes:

Electric energy delivered (GWh).................................... 30,868        31,881      79,399      80,167

Reliability statistics:

System Average Interruption Duration Index (SAIDI) (non-storm)(a)..                            74.58       74.19

System Average Interruption Frequency Index (SAIFI)(non-storm)(a)..                             1.09        1.19

Customer Average Interruption Duration Index (CAIDI)(non-storm)(a)..                           68.25       62.46


Electricity points of delivery (end of period and in thousands):

Electricity distribution points of delivery (based on number
  of meters)(b).............................................                                   2,963       2,920

Operating revenues (millions of dollars):

Electricity transmission and distribution:
     Affiliated (Energy)....................................        $ 417         $ 441       $1,101      $1,167
     Nonaffiliated..........................................          231           172          587         438
                                                                    -----         -----       ------      ------
       Total operating revenues.............................        $ 648         $ 613       $1,688      $1,605
                                                                    =====         =====       ======      ======

--------------------------
(a) SAIDI is the average number of total electric service outage minutes per customer in the past year. SAIFI is the average number of electric service interruptions per customer in the past year. CAIDI is the average number of electric service outage minutes per interruption in the past year.
(b) Includes lighting sites, principally guard lights, for which Energy is the REP but are not included in Energy's customer count. Such sites totaled 96,499 and 102,267 at September 30, 2004 and 2003, respectively.

Electric Delivery
------------------

Three Months Ended September 30, 2004 Compared to Three Months Ended
September 30, 2003
-------------------------------------------------------------------------------

      Operating revenues increased $35 million, or 6%, to $648 million in 2004. Higher tariffs provided an increase of $48 million, reflecting delivery fee surcharges associated with the issuance of securitization bonds in August 2003 and June 2004 ($38 million), an increase in distribution tariffs to recover higher transmission costs ($8 million) and transmission rate increases approved in 2003 and 2004 ($2 million). Delivery fee surcharges associated with the second issuance of securitization bonds in June 2004 were billed to customers starting on July 1, 2004. The impact of surcharges related to securitization bonds is an increase to revenues and an increase in amortization of the related regulatory asset in the same amount. Lower volumes in 2004, primarily due to milder weather, resulted in an estimated $13 million decrease in revenue.

      Gross Margin

                                                                       Three Months Ended September 30,
                                                                ----------------------------------------------
                                                                              % of                      % of
                                                                  2004       Revenue       2003        Revenue
                                                                 ------      -------      ------       -------
Operating revenues.....................................          $   648        100%      $   613        100%
Costs and expenses:
     Operating costs...................................              193         30%          175         29%
     Depreciation and amortization.....................              116         18%           75         12%
                                                                 -------      -----       -------     ------
Gross margin...........................................          $   339         52%      $   363         59%
                                                                 =======      =====       =======     ======

      Gross margin decreased $24 million, or 7%, to $339 million in 2004, driven by the lower volumes and an increase in operating costs, partially offset by an increase in transmission-related tariffs. The increase in operating costs of $18 million, or 10%, to $193 million, reflected a $9 million increase in vegetation management to improve system reliability, a $5 million increase in third-party transmission costs and a $2 million increase in property taxes due to property additions and increased values. Depreciation and amortization included in gross margin reflected depreciation of assets directly used in the delivery of electricity and amortization of regulatory assets. The increase in depreciation and amortization of $41 million, or 55%, to $116 million reflected $38 million in higher amortization of regulatory assets associated with the issuance of securitization bonds (offsetting the same amount of revenue increase) and $3 million in higher depreciation due to normal additions and replacements of equipment.

      Depreciation and amortization not included in gross margin totaled $3 million for the three months ended September 30, 2003, compared to essentially zero in the 2004 period. This decline reflected a transfer of information technology assets, principally capitalized software, to an affiliate in connection with the Capgemini outsourcing transaction (see Note 1 to Financial Statements).

      SG&A expenses increased $4 million, or 8%, to $53 million in 2004 reflecting approximately $6 million increase in deferred and long-term incentive compensation expense due primarily to a higher TXU Corp. common stock price and $2 million in increases in various other cost categories that were individually not significant, partially offset by a $4 million decrease in pension and retiree medical benefits expense.

      Other deductions of $3 million in 2004 consisted largely of TXU Electric Delivery's portion of the equity losses (representing depreciation expense) in the TXU Corp. entity holding the capitalized software licensed to Capgemini. See the discussion above under "Strategic Initiatives and Other Actions" for additional information.

      Interest income increased by $3 million, or 21%, to $17 million in 2004 primarily representing lower reimbursement from Energy in 2003 for carrying costs related to securitized regulatory assets.

      Interest expense and related charges decreased $3 million, or 4%, to $71 million in 2004. The decrease reflected a $6 million impact of lower average rates, partially offset by a $3 million impact of higher average borrowings.

      The effective income tax rate increased to 34.4% in 2004 from 34.0% in 2003. There were no significant unusual items affecting this comparison.

      Net income decreased $18 million, or 14%, to $107 million in 2004, primarily reflecting lower revenues due to milder weather and increased operating expenses.

Nine Months Ended September 30, 2004 Compared to Nine Months Ended
September 30, 2003
-------------------------------------------------------------------------------

      Operating revenues increased $83 million, or 5%, to $1.7 billion in 2004. Higher tariffs provided a $103 million increase, reflecting delivery fee surcharges associated with the issuance of securitization bonds in August 2003 and June 2004 ($66 million), an increase in distribution tariffs to recover higher transmission costs ($19 million) and transmission rate increases approved in 2003 and 2004 ($18 million). Revenue growth also included $6 million in increased disconnect/reconnect fees, reflecting disconnections initiated by REPs on uncollected accounts. Lower volumes delivered in 2004, primarily due to milder weather, resulted in an estimated $26 million decrease in revenue.

      Gross Margin

                                                                        Nine Months Ended September 30,
                                                                 ----------------------------------------------
                                                                              % of                      % of
                                                                  2004       Revenue       2003        Revenue
                                                                 ------     --------      ------      --------
Operating revenues.....................................          $ 1,688        100%      $ 1,605        100%
Costs and expenses:
     Operating costs...................................              547         32%          524         33%
     Depreciation and amortization.....................              283         17%          206         13%
                                                                 -------      -----       -------     ------
Gross margin...........................................          $   858         51%      $   875         54%
                                                                 =======      =====       =======     ======

      Gross margin decreased $17 million, or 2%, to $858 million in 2004, driven by lower volumes and an increase in operating costs, partially offset by a increase in transmission-related tariffs. The increase in operating costs of $23 million, or 4%, to $547 million, reflected a $9 million increase in third-party transmission costs, a $6 million increase in metering-related costs associated with the increased disconnect/reconnect activity, a $6 million increase in vegetation management to improve system reliability and a $5 million increase in property taxes due to property additions and increased values. Depreciation and amortization included in gross margin reflected depreciation of assets directly used in the delivery of electricity and amortization of regulatory assets. The increase in depreciation and amortization of $77 million, or 37%, to $283 million reflected $66 million in higher amortization of regulatory assets associated with the issuance of securitization bonds (offsetting the same amount of revenue increase) and $10 million in higher depreciation due to normal additions and replacements of equipment.

      Depreciation and amortization not included in gross margin totaled $3 million and $9 million for the nine months ended September 30, 2004 and 2003, respectively. This decline reflected a transfer of information technology assets, principally capitalized software, to an affiliate in connection with the Capgemini outsourcing transaction (see Note 1 to Financial Statements).

      SG&A expenses increased $9 million, or 6%, to $154 million in 2004, driven by a $13 million increase in deferred incentive compensation expense due primarily to a higher TXU Corp. common stock price, partially offset by a $3 million decrease in pension and retiree medical benefits expense.

      Other deductions of $23 million in 2004 consisted largely of $18 million of severance-related charges in connection with the Capgemini outsourcing transaction and other cost reduction initiatives and $3 million related to TXU Electric Delivery's portion of the equity losses (representing depreciation expense) in the TXU Corp. entity holding the capitalized software licensed to Capgemini. See the discussion above under "Strategic Initiatives and Other Actions" for additional information.

      Interest income decreased by $1 million, or 2%, to $42 million in 2004 driven by a $6 million decrease in interest income from Energy related to excess mitigation credit that ceased at the end of 2003 and a $4 million increase representing lower reimbursement from Energy in 2003 for carrying costs related to securitized regulatory assets.

      Interest expense and related charges decreased $17 million, or 7%, to $212 million in 2004. The decrease reflected a $16 million impact of lower average interest rates and $6 million in interest paid to REPs in 2003 related to the excess mitigation credit that ceased at the end of 2003, partially offset by a $5 million impact of higher average borrowings.

      The effective income tax rate decreased to 33.1% in 2004 from 33.2% in 2003. There were no significant unusual items affecting this comparison.

      Income before extraordinary gain decreased $19 million, or 8%, to $220 million in 2004, primarily reflecting lower volumes, the other deductions and increased operating expenses, partially offset by lower interest expense and higher transmission-related revenues.


      COMPREHENSIVE INCOME

      Cash flow hedge activity reported in other comprehensive income from continuing operations included:

                                                                 Three Months Ended      Nine Months Ended
                                                                     September 30,         September 30,
                                                              ----------------------    -------------------
                                                                  2004         2003      2004        2003
                                                               ---------     --------   ---------   -----
Cash flow hedge activity (net of tax):
Net change in fair value of hedges-gains/(losses):
   Commodities..............................................   $   (12)      $   (20)    $   (87)    $  (118)

Losses realized in earnings (net of tax):
   Commodities..............................................         6            43          16         112
   Financing - interest rate swaps..........................         2             2           5           5
                                                               -------       -------     -------     -------
                                                                     8            45          21         117
                                                               -------       -------     -------     -------

Effect of cash flow hedges reported in comprehensive results
   related to continuing operations.........................   $   (4)       $    25     $   (66)    $    (1)
                                                               ======        =======     =======     =======

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

      Cash Flows - Cash flows provided by operating activities for the nine months ended September 30, 2004 were $1.2 billion compared to $1.3 billion for the nine months ended September 30, 2003. The decrease reflected unfavorable working capital (accounts receivable, accounts payable and inventories) changes of $181 million due largely to the effect of higher collection in 2003 following billing delays experienced during the transition to competition and $119 million in higher tax payments in 2004, partially offset by $166 million due to improved cash earnings (net income adjusted for the significant noncash items identified in the statement of cash flows).

      Cash flows used in financing activities were $1.9 billion in 2004 compared to $1.7 billion in 2003. The activity in 2004 reflected $2.7 billion in higher net advances to affiliates and $600 million in cash distributions to TXU Corp., partially offset by $565 million in bank borrowings. Net cash provided $805 million in net cash provided by issuances and repayments of other borrowings, which includes $39 million of financing and reacquisition costs. The activity in 2003 reflected $1.8 billion in repayments of bank borrowings and $246 million in repayment of advances from affiliates, partially offset by $1.2 billion in net cash provided by issuances and repayments of other borrowings, which includes $57 million of financing and reacquisition costs. The activity in 2003 also reflected $250 million in cash distributions to TXU Corp. and $463 million in repurchases of stock from TXU Corp.

      Cash flows used in investing activities totaled $94 million in 2004 compared to $518 million during 2003. Capital expenditures, including nuclear fuel, were $587 million in 2004 and $525 million in 2003. In 2003, proceeds from the sale of TXU Fuel Company provided $495 million and the sale of undeveloped land provided $18 million. Proceeds from the sale of certain retail commercial and industrial gas operations provided $19 million in 2003.

      Depreciation and amortization expense reported in the statement of cash flows exceeds the amount reported in the statement of income by $47 million for 2004. This difference represents amortization of nuclear fuel, which is reported as cost of energy sold in the statement of income consistent with industry practice.

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

      Long-Term Debt Activity -- During the nine months ended September 30, 2004, US Holdings and its subsidiaries issued, redeemed, reacquired or made scheduled principal payments on long-term debt as follows:

                                                      Issuances   Retirements
                                                      ---------   -----------
Energy:
    Pollution control revenue bonds..................   $    -      $  222
    Senior Notes.....................................      800           -
    Other............................................        -           7

Electric Delivery:
    Transition bonds.................................      790          23
    First mortgage bonds.............................        -         492

US Holdings
    Other Long-term debt.............................        -           2
                                                        ------      ------

    Total............................................   $1,590      $  746
                                                        ======      ======


      See Note 4 to Financial Statements for further detail of debt issuance and retirements, financing arrangements and capitalization.

      The mortgage of Electric Delivery restricts its payment of dividends to the amount of its retained earnings. Certain other debt instruments and preferred securities of TXU Corp. contain provisions that restrict payment of dividends during any interest or distribution payment deferral period or while any payment default exists. At September 30, 2004, there were no restrictions on the payment of dividends under these provisions.

      Capitalization -- The capitalization ratios of US Holdings at September 30, 2004, consisted of long-term debt (less amounts due currently) of 53.4%, preferred membership interests held by TXU Corp. (net of unamortized discount balance of $242 million) of 3.4%, preferred stock of .2% and common stock equity of 43.0%.

      Short-term Borrowings -- At September 30, 2004, US Holdings had outstanding short-term borrowings consisting of bank borrowings under the three-year revolving credit facility of $565 million at a weighted average interest rate of 4.27%. At December 31, 2003, US Holdings had outstanding short-term advances from affiliates of $691 million at a weighted average interest rate of 2.92%.

      Credit Facilities -- At September 30, 2004, Energy and Electric Delivery have ongoing joint credit facilities totaling $2.5 billion of which $565 million had been borrowed by Energy under the three-year revolving credit facility expiring in June 2007. These credit facilities and a TXU Corp. $500 million five-year revolving credit facility are used for working capital and general corporate purposes and support issuances of letters of credit. See Note 4 to Financial Statements for details of the arrangements.

      Sale of Receivables -- TXU Corp. has established an accounts receivable securitization program. The activity under this program is accounted for as a sale of accounts receivable in accordance with SFAS 140. Under the program, subsidiaries of TXU Corp. (originators) sell trade accounts receivable to TXU Receivables Company, a consolidated wholly-owned bankruptcy remote direct subsidiary of TXU Corp., which sells undivided interests in the purchased accounts receivable for cash to special purpose entities established by financial institutions. All new trade receivables under the program generated by the originators are continuously purchased by TXU Receivables Company with the proceeds from collections of receivables previously purchased. Funding to US Holdings under the program at September 30, 2004 and December 31, 2003 totaled $700 million and $547 million, respectively. See Note 4 to Financial Statements for a more complete description of the program including the financial impact on earnings and cash flows for the periods presented and the contingencies that could result in termination of the program.

      Registered Financing Arrangements -- US Holdings may issue and sell additional debt and equity securities as needed, including up to $25 million of cumulative preferred stock and up to an aggregate of $924 million of additional cumulative preferred stock, debt securities and/or preferred securities of subsidiary trusts all of which are currently registered with the SEC for offering pursuant to Rule 415 under the Securities Act of 1933.

      Cash and Cash Equivalents -- Cash on hand totaled $33 million and $806 million at September 30, 2004 and December 31, 2003, respectively. The decline primarily reflected repayment of borrowings.

      Restricted Cash -- At September 30, 2004, TXU Electric Delivery Transition Bond Company LLC had $29 million of restricted cash reported in current assets, representing collections from customers that secure its securitization bonds and may be used only to service its debt and pay its expenses. Restricted cash reported in investments on the balance sheet as September 30, 2004 included $10 million principally related to payment of fees associated with securitization bonds and $5 million in reserve for shortfalls of transition charges, if any.

      Credit Ratings -- The current credit ratings for TXU Corp. and certain of its subsidiaries are presented below:

                          TXU Corp.         US Holdings      Electric Delivery  Electric Delivery      Energy
                      ----------------   ----------------    ----------------- ------------------   -----------------
                     (Senior Unsecured) (Senior Unsecured)      (Secured)      (Senior Unsecured)  (Senior Unsecured)
S&P...............           BBB-               BBB-               BBB               BBB-              BBB
Moody's...........           Ba1                Baa3               Baa1              Baa2              Baa2
Fitch.............           BBB-               BBB-               A-/BBB+           BBB+              BBB

      Moody's and Fitch currently maintain a stable outlook for TXU Corp., US Holdings, Energy and Electric Delivery. Electric Delivery first mortgage bonds are rated A- and its senior secured notes are rated BBB+ by Fitch. S&P currently maintains a negative outlook for each such entity.

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

      Financial Covenants, Credit Rating Provisions and Cross Default Provisions -- The terms of certain financing arrangements contain financial covenants that require maintenance of specified fixed charge coverage ratios, shareholders' equity to total capitalization ratios and leverage ratios and/or contain minimum net worth covenants. As of September 30, 2004, US Holdings was in compliance with all such applicable covenants.

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

Credit Rating Covenants
-----------------------

      Energy has provided a guarantee of the obligations under TXU Corp.'s lease (approximately $120 million at September 30, 2004) for its headquarters building. In the event of a downgrade of Energy's credit rating to below investment grade, a letter of credit would need to be provided within 30 days of any such rating decline.

      Energy has entered into certain commodity contracts and lease arrangements that in some instances give the other party the right, but not the obligation, to request Energy to post collateral in the event that its credit rating falls below investment grade. Based on its current commodity contract positions, if Energy were downgraded below investment grade by any specified rating agency, counterparties would have the option to request Energy to post additional collateral of approximately $182 million.

      In addition, Energy has a number of other contractual arrangements under which the counterparties would have the right to request Energy to post collateral. The amount Energy would post under these transactions depends in part on the value of the contracts at that time and Energy's rating by each of the three rating agencies. As of September 30, 2004, based on current contract values, the maximum Energy would post for these transactions is $170 million. Of this amount, $150 million relates to one specific counterparty that would require Energy to post collateral if all three rating agencies downgraded Energy to below investment grade.

      Energy is also the obligor on leases aggregating $158 million. Under the terms of those leases, if Energy's credit rating were downgraded to below investment grade by any specified rating agency, Energy could be required to sell the assets, assign the leases to a new obligor that is investment grade, post a letter of credit or defease the leases.

Cross Default Provisions
------------------------

      Certain financing arrangements contain provisions that would result in an event of default if there were a failure under other financing arrangements to meet payment terms or to observe other covenants that would result in an acceleration of payments due. Such provisions are referred to as "cross default" provisions.

      A default by TXU Corp. on indebtedness with a principal amount in excess of $50 million would result in a cross default under its $500 million five-year revolving credit facility expiring August 2008, which facility is also made available to US Holdings.

      A default by Energy in respect of indebtedness in a principal amount in excess of $50 million would result in a cross default under its new $500 million five year credit facility.

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

      Other arrangements, including leases, have cross default provisions, the triggering of which would not result in a significant effect on liquidity.

      Long-term Contractual Obligations and Commitments -- The table below reflects updates of amounts presented in US Holdings' 2003 Form 10-K to reflect the obligation under the business services outsourcing agreement with Capgemini, changes in purchase obligations, and the repayment of debt and other instruments as discussed in Note 1 to Financial Statements.


Contractual  Cash Obligations                                             One to   Three to     More
-----------------------------                                Less Than    Three      Five     Than Five
                                                             One Year     Years      Years      Years
                                                             ---------    -------  --------   ---------
Long-term debt and preferred membership interest -
   principal and interest/dividends............               $  850     $2,213     $1,396     $11,620
Lease obligations..............................                   80        155        151         426
Purchase obligations...........................                2,265      1,598        489         455
Business services outsourcing obligations......                  249        458        458       1,088
Pension and other postretirement liabilities...........           86        171        171          86
                                                              ------     ------     ------     -------
    Total Contractual Cash Obligations                        $3,530     $4,595     $2,665     $13,675
                                                             =======    =======     ======     =======

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

      Transmission Rates -- In April 2004, Electric Delivery's new wholesale transmission rate was approved by the Commission and will generate a total annualized revenue increase of $14 million. Approximately $8.5 million of this increase would be recovered through transmission rates charged to wholesale customers, with the remaining $5.5 million to be recovered from REPs through the retail transmission cost recovery factor (TCRF) of Electric Delivery's retail delivery rate.

      In March 2004, the Commission approved an estimated annualized increase of $9 million in the TCRF component of Electric Delivery's distribution rates charged to REPs. In September 2004, Electric Delivery implemented a second increase in the TCRF component of its retail delivery rates charged to REPs. The new rate will increase annual revenues by an estimated $29.5 million. The effect of Electric Delivery's wholesale transmission rate increase described in the preceding paragraph was included in Electric Delivery's September 2004 TCRF update. With respect to the impact on US Holdings' consolidated results, the higher TCRF results in reduced margin on Energy's sales to those retail customers with pricing that does not provide for recovery of higher delivery fees, principally price-to-beat customers.

      Other Commission Matters -- On May 27, 2004, the Commission opened an investigation to gather information regarding Electric Delivery's and its affiliates' compliance with the Commission's affiliate code of conduct rules. Conversations with the Commission indicate that this investigation was prompted in large part by the utility's change in its legal corporate name from Oncor Electric Delivery Company back to TXU Electric Delivery Company. Those discussions indicate a reasonable expectation that the Commission will focus its investigation on Energy's implementation of a disclaimer rule that requires Energy to place a disclaimer in certain advertisements and on business cards to explain the distinction between Energy and Electric Delivery.

      Electric Delivery filed formal notice of its name change at the Commission on June 1, 2004, by filing for approval re-issued tariffs that display the new company name but are in all other respects identical to the pre-existing tariffs. On August 9, 2004, the Commission Policy Development Division approved the re-issued tariffs and ordered Electric Delivery to implement use of a disclaimer regarding the difference between Electric Delivery and its competitive affiliates.

      Several Texas cities, acting in their role as a regulatory authority, have initiated an inquiry to determine if the rates of Electric Delivery, which have been established by the Commission, are just and reasonable. Electric Delivery expects to file information responsive to the inquiries by the end of 2004, with city actions, if any, to take place in 2005. TXU Corp. does not believe any reasonable outcome would have a material effect on TXU Corp.'s consolidated results.

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

      In August 2004, Energy proposed a tiered pricing program for out-of-territory customers (i.e., those customers outside of Energy's traditional North Texas service area) that would provide the lowest prices to customers that Energy has determined will pose the lowest risk of poor payment behavior, and higher prices to customers who will pose a higher risk of poor payment behavior. Energy's proposed tiered pricing program would have made use of credit information obtained from a credit reporting agency to make the payment risk determination. On September 8, 2004, the Texas Office of Public Utility Counsel ("OPC") filed a complaint at the Commission alleging generally that the use of credit information is unlawfully discriminatory. Subsequently, on September 14, 2004, Energy filed its response to the OPC complaint and in that response, in addition to asserting that the proposed pricing plan is lawful, notified the Commission that, pursuant to the Commission Staff's request, Energy would suspend implementation of the proposed tiered pricing program for at least 45 days, so that Energy could engage in discussions with Commission Staff, OPC, and others regarding other tools to address the pressing issue of mounting bad debt (uncollectibles). OPC requested, and the Commission granted, the dismissal of the complaint without prejudice to refiling. These discussions began shortly thereafter and are continuing.

      ERCOT Market Issues The Texas Public Utility Regulatory Act ("PURA") and the Commission are subject to "sunset review" by the Texas Legislature in the 2005 legislative session. Sunset review entails, generally, a comprehensive review of the need for and efficacy of an administrative agency (e.g., the Commission), along with an evaluation of the advisability of any changes to that agency's authorizing legislation (e.g., PURA). As part of the sunset review process, the legislative Sunset Advisory Commission has recommended that the Legislature re-authorize the Commission for at least 6 years, and has recommended other changes to PURA that are not expected to have a material adverse impact upon the Company's operations. The Legislature could consider and enact other changes to PURA and the Company cannot predict whether any such changes might have a material adverse impact on its operations.

      In addition to sunset review, the Texas Legislature and other Texas governmental entities have initiated investigations into alleged improprieties regarding some contracting practices of ERCOT, the non-governmental entity that has operational control of the electric grid for much of Texas. To date, these activities have not resulted in actions that are expected to have a material impact on the US Holdings' operations, but the US Holdings cannot predict whether the culmination of these or other governmental activities that may affect the ERCOT market may result in any such material adverse effect.

      Wholesale market design In August 2003, the Commission adopted a rule that, if fully implemented, would alter the wholesale market design in ERCOT. The rule requires ERCOT:
      o  to use a stakeholder process to develop a new wholesale market mode;
      o  to operate a voluntary day-ahead energy market;
      o to directly assign all congestion rents to the resources that caused the congestion;
      o  to use nodal energy prices for resources;
      o  to provide information for energy trading hubs by aggregating nodes;
      o  to use zonal prices for loads; and
      o  to provide congestion revenue rights (but not physical rights).

      Under the rule, the proposed market design and associated cost-benefit analysis is to be filed with the Commission by November 1, 2004 and is to be implemented by October 1, 2006. On September 17, 2004, the Commission opened a rulemaking project to possibly delay the filing date of the proposed market design from November 1, 2004 to March 1, 2005. On October 28, the Commission adopted a rule change that would delay the filing date for the proposed market design until March 18, 2005. Additionally, the Commission approved an extension until December 31, 2004 for the filing of the cost-benefit analysis. TXU Energy is currently unable to predict the cost or impact of implementing any proposed change to the current wholesale market design.

      Environmental Matters -- On October 1, 2004, TXU Corp. released an independent study by NERA Economic Consulting in collaboration with Marc Goldsmith & Associates. The study evaluated TXU Corp.'s processes for following and evaluating air emissions and climate policies and reviewed the company's actions regarding previous major air emissions policies and compliance. Additionally, the study considered the financial consequences and related risks to TXU Corp. of prospective air emissions and climate change policies, including an assessment of the financial effects of reducing emissions now in anticipation of future requirements. The study concluded that TXU Corp. has the appropriate processes and procedures in place and uses appropriate economic methodologies to evaluate financial consequences of environmental regulatory policy changes and scenarios. The study also concluded that absent certain specific circumstances, TXU Corp.'s shareholders would not benefit if the company devoted major financial resources now to reduce its carbon dioxide emissions in advance of uncertain future emission regulations. In addition, the study concluded that TXU Corp.'s efforts have consistently resulted in compliance with air emission limits. The study is available on TXU Corp.'s website at http://www.txucorp.com/envcom/default.asp.

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

      US Holdings' businesses are subject to changes in laws (including PURA, the Federal Power Act, as amended, the Atomic Energy Act, as amended, the Public Utility Regulatory Policies Act of 1978, as amended, the Clean Air Act, as amended, and the Public Utility Holding Company Act of 1935, as amended) and changing governmental policy and regulatory actions (including those of the Commission, the FERC, the EPA and the NRC) with respect to matters including, but not limited to, market structure and design, operation of nuclear power facilities, construction and operation of other power generation facilities, construction and operation of transmission facilities, acquisition, disposal, depreciation, and amortization of regulated assets and facilities, recovery of purchased gas costs, decommissioning costs, and return on invested capital for US Holdings' regulated businesses, and present or prospective wholesale and retail competition. In particular, PURA and the Commission are subject to "sunset review" by Texas Legislature in the upcoming 2005 legislative session. See "ERCOT Market Issues" and "Wholesale Market Design" above.

      Energy, along with other market participants, is subject to oversight by the Commission. In that connection, Energy and other market participants may be subject to various competition-related rules and regulations, including but not limited to possible price-mitigation rules, as well as rules related to market behavior.

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

      US Holdings' regulated businesses are subject to cost-of-service regulation and annual earnings oversight. This regulatory treatment does not provide any assurance as to achievement of earnings levels. Electric Delivery's rates are regulated by the Commission based on an analysis of Electric Delivery's costs, as reviewed and approved in a regulatory proceeding. While rate regulation is premised on the full recovery of prudently incurred costs and a reasonable rate of return on invested capital, there can be no assurance that the Commission will judge all of Electric Delivery's costs to have been prudently incurred or that the regulatory process in which rates are determined will always result in rates that will produce full recovery of Electric Delivery's costs and the return on invested capital allowed by the Commission. In addition, a group of cities is seeking to determine whether recent operational initiatives implemented by TXU Corp. have reduced Electric Delivery's cost-of-service and require a reduction in its rates.

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

      To manage its near-term financial exposure related to commodity price fluctuations, US Holdings routinely enters into contracts to hedge portions of its purchase and sale commitments, weather positions, fuel requirements and inventories of natural gas, lignite, coal, refined products, and other commodities, within established risk management guidelines. As part of this strategy, US Holdings routinely utilizes fixed-price forward physical purchase and sales contracts, futures, financial swaps and option contracts traded in the over-the-counter markets or on exchanges. However, US Holdings can normally cover only a small portion of the exposure of its assets and positions to market price volatility, and the coverage will vary over time. To the extent US Holdings has unhedged positions, fluctuating commodity prices can materially impact US Holdings' results of operations and financial position, either favorably or unfavorably.

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

      The current credit ratings for US Holdings and its subsidiaries' long-term debt are investment grade. A rating reflects only the view of a rating agency, and it is not a recommendation to buy, sell or hold securities. Any rating can be revised upward or downward at any time by a rating agency if such rating agency decides that circumstances warrant such a change. If S&P, Moody's or Fitch were to downgrade US Holdings' and/or its subsidiaries' long-term ratings, particularly below investment grade, borrowing costs would increase and the potential pool of investors and funding sources would likely decrease, all of which would diminish US Holdings' financial condition. If the downgrade were below investment grade, liquidity demands would be triggered by the terms of a number of commodity contracts, leases and other agreements.

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

      The ownership and operation of nuclear facilities, including US Holdings' ownership and operation of the Comanche Peak generation plant, involve certain risks. These risks include: mechanical or structural problems; inadequacy or lapses in maintenance protocols; the impairment of reactor operation and safety systems due to human error; the costs of storage, handling and disposal of nuclear materials; limitations on the amounts and types of insurance coverage commercially available; and uncertainties with respect to the technological and financial aspects of decommissioning nuclear facilities at the end of their useful lives. The following are among the more significant of these risks:

     o Operational Risk - Operations at any nuclear power production plant could degrade to the point where the plant would have to be shut down. Over the next three years, certain equipment at Comanche Peak is expected to be replaced. The cost of these actions is currently expected to be material and could result in extended outages. If this were to happen, the process of identifying and correcting the causes of the operational downgrade to return the plant to operation could require significant time and expense, resulting in both lost revenue and increased fuel and purchased power expense to meet supply commitments. Rather than incurring substantial costs to restart the plant, the plant may be shut down. Furthermore, a shut-down or failure at any other nuclear plant could cause regulators to require a shut-down or reduced availability at Comanche Peak.
     o Regulatory Risk - The NRC may modify, suspend or revoke licenses and impose civil penalties for failure to comply with the Atomic Energy
       Act, the regulations under it or the terms of the licenses of nuclear facilities. Unless extended, the NRC operating licenses for Comanche
       Peak Unit 1 and Unit 2 will expire in 2030 and 2033, respectively. Changes in regulations by the NRC could require a substantial increase in capital expenditures or result in increased operating or decommissioning costs.

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

      The information systems and processes necessary to support risk management, sales, customer service and energy procurement and supply in competitive retail markets in Texas and elsewhere are new, complex and extensive. These systems and processes require ongoing refinement, which may prove more expensive than planned and may not work as planned. Delays in the perfection of these systems and processes and any related increase in costs could have a material adverse impact on US Holdings' business and results of operations.

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

      Because US Holdings is a holding company, its obligations to its creditors are structurally subordinated to all existing and future liabilities and existing and future preferred stock of its subsidiaries. Therefore, US Holdings' rights and the rights of its creditors to participate in the assets of any subsidiary in the event that such a subsidiary is liquidated or reorganized are subject to the prior claims of such subsidiary's creditors and holders of its preferred stock. To the extent that US Holdings may be a creditor with recognized claims against any such subsidiary, its claims would still be subject to the prior claims of such subsidiary's creditors to the extent that they are secured or senior to those held by US Holdings. Subject to restrictions contained in US Holdings' other financing arrangements, US Holdings' subsidiaries may incur additional indebtedness and other liabilities.

      The inability to raise capital on favorable terms, particularly during times of uncertainty in the financial markets, could impact US Holdings' ability to sustain and grow its businesses, which are capital intensive, and would increase its capital costs. US Holdings relies on access to financial markets as a significant source of liquidity for capital requirements not satisfied by cash on hand or operating cash flows. US Holdings' access to the financial markets could be adversely impacted by various factors, such as:

      o changes in credit markets that reduce available credit or the ability to renew existing liquidity facilities on acceptable terms;
      o  inability to access commercial paper markets;
      o a deterioration of US Holdings' credit or the credit of its subsidiaries or a reduction in US Holdings' credit ratings or the credit ratings of its subsidiaries;
      o extreme volatility in US Holdings' markets that increases margin or credit requirements;
      o  a material breakdown in US Holdings' risk management procedures;
      o prolonged delays in billing and payment resulting from delays in switching customers from one REP to another; and
      o the occurrence of material adverse changes in US Holdings' businesses that restrict US Holdings' ability to access its liquidity facilities.

      A lack of necessary capital and cash reserves could adversely impact the evaluation of US Holdings' credit worthiness by counterparties and rating agencies, and would likely increase its capital costs. Further, concerns on the part of counterparties regarding US Holdings' liquidity and credit could limit its portfolio management activities.

      As a result of the energy crisis in California during 2001, the recent volatility of natural gas prices in North America, the bankruptcy filing by Enron Corporation, accounting irregularities of public companies, and investigations by governmental authorities into energy trading activities, companies in the regulated and non-regulated utility businesses have been under a generally increased amount of public and regulatory scrutiny. Accounting irregularities at certain companies in the industry have caused regulators and legislators to review current accounting practices and financial disclosures. The capital markets and ratings agencies also have increased their level of scrutiny. Additionally, allegations against various energy trading companies of "round trip" or "wash" transactions, which involve the simultaneous buying and selling of the same amount of power at the same price and delivery location and provide no true economic benefit, power market manipulation and inaccurate power and commodity price reporting have had a negative effect on the industry. US Holdings believes that it is complying with all applicable laws, but it is difficult or impossible to predict or control what effect events and investigations in the energy industry may have on US Holdings' financial condition or access to the capital markets. Additionally, it is unclear what laws and regulations may develop, and US Holdings cannot predict the ultimate impact of any future changes in accounting regulations or practices in general with respect to public companies, the energy industry or its operations specifically. Any such new accounting standards could negatively impact reported financial results.

      The issues and associated risks and uncertainties described above are not the only ones US Holdings may face. Additional issues may arise or become material as the energy industry evolves.

FORWARD-LOOKING STATEMENTS

      This report and other presentations made by US Holdings and its subsidiaries (collectively, US Holdings) contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Although US Holdings believes that in making any such statement its expectations are based on reasonable assumptions, any such statement involves uncertainties and is qualified in its entirety by reference to the risks discussed above under "RISK FACTORS THAT MAY AFFECT FUTURE RESULTS" and the following factors, among others, that could cause the actual results of US Holdings to differ materially from those projected in such forward-looking statements:

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

      o continued implementation of and "sunset" provisions regarding the 1999 Restructuring Legislation;

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

      o US Holdings' ability to implement the initiatives that are part of is restructuring, operational improvement and cost reduction program, and the terms which it executes those initiatives;

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

      US Holdings continuously reviews its disclosed risk analysis metrics. In the course of this review, it was determined that the Portfolio VaR metric would no longer be disclosed as it is not a meaningful measure of actionable commodity price risk. Other metrics that measure the effect of such risk on earnings, cash flows and the value of its mark-to-market contract portfolio continue to be disclosed. US Holdings may in the future add or eliminate other metrics in its disclosures of risks.

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


                                                                                  September 30,      December 31,
                                                                                       2004             2003
                                                                                  -------------      ------------
       Period-end MtM VaR.....................................................          $ 15           $ 15

       Average Month-end MtM VaR: over the nine and twelve month periods......          $ 19           $ 25


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

                                                                                   September30,   December 31,
                                                                                       2004           2003
                                                                                   -------------  --------------
       EaR ..............................................................               $   6          $  15

       CFaR .............................................................               $  57          $  67

INTEREST RATE RISK

      See Note 4 to Financial Statements for a discussion of the issuance and retirement of debt since December 31, 2003.

CREDIT RISK

      Concentration of Credit Risk -- As of September 30, 2004, the exposure to credit risk from large business customers and hedging counterparties, excluding credit collateral, is $1.0 billion, net of standardized master netting contracts and agreements that provide the right of offset of positive and negative credit exposures with individual customers and counterparties. When considering collateral currently held by US Holdings (cash, letters of credit and other security interests), the net credit exposure is $914 million. Of this amount, approximately 83% is with investment grade customers and counterparties, as determined by using publicly available information including major rating agencies' published ratings and US Holdings' internal credit evaluation process. Those customers and counterparties without an S&P rating of at least BBB- or similar rating from another major rating agency are rated using internal credit methodologies and credit scoring models to estimate an S&P equivalent rating. US Holdings routinely monitors and manages its credit exposure to these customers and counterparties on this basis.

      The following table presents the distribution of credit exposure as of September 30, 2004, for trade accounts receivable from large business customers, commodity contract assets and other derivative assets that arise primarily from hedging activities, by investment grade and noninvestment grade, credit quality and maturity.

                                                                                 Exposure by Maturity
                                 Exposure                             -----------------------------------------
                                 before                                                    Greater
                                  Credit       Credit                 2 years or   Between  than 5
                                Collateral   Collateral  Net Exposure    less     2-5 years   years      Total
                                ----------   ----------  ------------    ----     ---------   -----      -----
Investment grade                 $   805       $   43       $ 762        $ 628       $ 72     $  62      $ 762
Noninvestment grade                  205           53         152          127         14        11        152
                                 -------       ------       -----        -----       ----     -----      -----
      Totals                     $ 1,010       $   96       $ 914        $ 755       $ 86     $  73      $ 914
                                 =======       ======       =====        =====       ====     =====      =====
Investment grade                     80%          44%         83%
Noninvestment grade                  20%          56%         17%

      US Holdings has exposure in the amount of $108 million to one customer or counterparty that is 12% of the net exposure of $914 million at September 30, 2004. US Holdings holds a $75 million guaranty from this counterparty's investment grade parent and is currently negotiating the increase of such guaranty amount. Additionally, approximately 83% of the credit exposure, net of collateral held, has a maturity date of two years or less. US Holdings does not anticipate any material adverse effect on its financial position or results of operations as a result of non-performance by any customer or counterparty.

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

PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

      Reference is made to the discussion in Note 6 to Financial Statements regarding legal proceedings.

ITEM 6. EXHIBITS

               (a)      Exhibits provided as part of Part II are:

  Exhibits       Previously Filed*       As
 ---------       -----------------    Exhibit
                     With File        -------
                      Number
                      ------
(10)           Material Contracts
10(a)          1-12833                 10(c)       --   Credit agreement, dated November 4, 2004, by and between TXU
               Form 10-Q                                Energy Company LLC and Wachovia Bank, National Association.
               (filed November 5,
               2004)

(15)           Letter re: Unaudited Interim Financial Information
15                                                 --   Letter from independent accountants as to unaudited interim financial information.

(31)           Rule 13a - 14(a)/15d - 14(a) Certifications.
31(a)                                              --   Certification of Tom Baker, principal executive officer of
                                                        TXU US Holdings Company, pursuant to Rule
                                                        13a-14(a)/15d-14(a) of the Securities Act of 1934, as
                                                        adopted pursuant to Section 302 of the Sarbanes-Oxley Act of
                                                        2002.

31(b)                                              --   Certification of Kirk R. Oliver, principal financial officer of TXU US Holdings Company, pursuant to Rule
                                                        13a-14(a)/15d-14(a) of the Securities Act of 1934, as
                                                        adopted pursuant to Section 302 of the Sarbanes-Oxley Act of
                                                        2002.

(32)           Section 1350 Certifications.
32(a)                                              --   Certification of Tom Baker, principal executive officer of
                                                        TXU US Holdings Company, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32(b)                                              --    Certification of Kirk R. Oliver, principal financial officer of TXU US Holdings Company, pursuant to 18 U.S.C. Section
                                                        1350, as adopted pursuant to Section 906 of the
                                                        Sarbanes-Oxley Act of 2002.




(99)            Additional Exhibits.
99                                                 --   Condensed Statements of Consolidated Income -
                                                        Twelve Months Ended September 30, 2004.

------------------
*        Incorporated herein by reference.

                                    SIGNATURE


        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.



                                   TXU US HOLDINGS COMPANY




                            By      /s/   Stanley J. Szlauderbach
                              ---------------------------------------

                                Stanley J. Szlauderbach
                                Assistant Controller and Interim Controller








Date: November 12, 2004