Form 10-K
period 2004-12-31
TXU US HOLDINGS CO
filed 2005-03-31
CIK 710182

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________

FORM 10-K

[Ö] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

— OR —

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 1-11668

TXU US Holdings Company
(Exact Name of Registrant as Specified in its Charter)

Texas	75-1837355
(State of Incorporation)	(I.R.S. Employer Identification No.)

1601 Bryan Street, Dallas TX 75201-3411	(214) 812-4600
(Address of Principal Executive Offices)(Zip Code)	(Registrant’s Telephone Number)

__________________________________________

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Preferred Stock, without par value

__________________________________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes Ö No __

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ Ö ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes __ No Ö

Aggregate market value of TXU US Holdings Company Common Stock held by non-affiliates: None

Common Stock outstanding at March 29, 2005: 2,062,768 Class A shares, without par value and 39,192,594 Class B shares, without par value.

__________________________________________

DOCUMENTS INCORPORATED BY REFERENCE - None

Periodic reports on Form 10-K and Form 10-Q and current reports on Form 8-K that contain financial information of TXU US Holdings Company as well as TXU Corp.’s code of conduct for employees, officers and directors (which is applicable to TXU US Holdings Company) are made available to the public, free of charge, on the TXU Corp. website at http://www.txucorp.com, in the case of Securities and Exchange Commission filings, shortly after they have been filed with the Securities and Exchange Commission. TXU US Holdings Company will provide copies of current reports not posted on the website upon request. The information on TXU Corp.’s website shall not be deemed a part of, or incorporated by reference into, this report on Form 10-K.

i

GLOSSARY

When the following terms and abbreviations appear in the text of this report, they have the meanings indicated below.

1999 Restructuring Legislation	legislation that restructured the electric utility industry in Texas to provide for retail competition
2002 Form 8-K
US Holdings’ Current Report on Form 8-K filed on February 26, 2003 for TXU Energy Holdings with respect to its financial information for the year ended December 31, 2002, and Form 8-K filed September 16, 2003 to reflect the impact of adopting SFAS 145 on the financial information reported in the Form 8-K filed on February 26, 2003

2002 Form 10-K	US Holdings’ Annual Report on Form 10-K for the year ended December 31, 2002
2003 Form 10-K	US Holdings’ Annual Report on Form 10-K for the year ended December 31, 2003
APB 25	Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”
APB 30
Accounting Principles Board Opinion No. 30, “Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions”

Bcf	billion cubic feet
Capgemini	Capgemini Energy LP, a new company providing business process support services to TXU Corp. and a subsidiary of Cap Gemini North America Inc.
Commission	Public Utility Commission of Texas
EITF	Emerging Issues Task Force
EITF 98-10	EITF Issue No. 98-10, “Accounting for Contracts Involved in Energy Trading and Risk Management Activities”
EITF 02-3	EITF Issue No. 02-3, “Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities”
EPA	Environmental Protection Agency
ERCOT	Electric Reliability Council of Texas, the Independent System Operator and the regional reliability coordinator of various electricity systems within Texas
ERISA	Employee Retirement Income Security Act
FASB	Financial Accounting Standards Board, the designated organization in the private sector for establishing standards for financial accounting and reporting.
FERC	Federal Energy Regulatory Commission
FIN	Financial Accounting Standards Board Interpretation
FIN 46	FIN No. 46, “Consolidation of Variable Interest Entities”
FIN 46R	FIN No. 46 (Revised 2003), “Consolidation of Variable Interest Entities”
Fitch	Fitch Ratings, Ltd.
FSP	FASB Staff Position (interpretations of standards issued by the staff of the FASB)

FSP 106-1	FSP 106-1, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003”
FSP 106-2	FSP 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003”
GW	gigawatts
GWh	gigawatt-hours
historical service territory	the territory, largely in North Texas, being served by US Holdings as a regulated utility at the time of entering retail competition on January 1, 2002
IRS	Internal Revenue Service
kV	kilovolts
kWh	kilowatt-hours
Moody’s	Moody’s Investors Services, Inc.
MW	megawatts
MWh	megawatt-hours
NRC	United States Nuclear Regulatory Commission
POLR	provider of last resort of electricity to certain customers under the Commission rules interpreting the 1999 Restructuring Legislation price-to-beat rate
residential and small business customer electricity rates established by the Commission that (i) were required to be charged in a REP’s historical service territories until the earlier of January 1, 2005 or the date when 40% of the electricity consumed by such customer classes is supplied by competing REPs, adjusted periodically for changes in fuel costs, and (ii) are required to be made available to those customers until January 1, 2007

REP	retail electric provider
S&P	Standard & Poor’s, a division of the McGraw Hill Companies
Sarbanes-Oxley	Sarbanes -Oxley Act of 2002
SEC	United States Securities and Exchange Commission
Settlement Plan	regulatory settlement plan that received final approval by the Commission in January 2003
SFAS	Statement of Financial Accounting Standards issued by the FASB
SFAS 4	SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt”
SFAS 34	SFAS No. 34, “Capitalization of Interest Cost”
SFAS 71	SFAS No. 71, “Accounting for the Effect of Certain Types of Regulation”
SFAS 87	SFAS No. 87, “Employers’ Accounting for Pensions”
SFAS 106	SFAS No. 106, “Employers' Accounting for Postretirement Benefits Other Than Pensions”
SFAS 109	SFAS No. 109, “Accounting for Income Taxes”
SFAS 123	SFAS No. 123, “Accounting for Stock-Based Compensation”
SFAS 123R	SFAS No. 123 (revised 2004), “Share-Based Payment”
SFAS 133	SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”

SFAS 140	SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities a replacement of FASB Statement 125”
SFAS 142	SFAS No. 142, “Goodwill and Other Intangible Assets”
SFAS 143	SFAS No. 143, “Accounting for Asset Retirement Obligations”
SFAS 144	SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”
SFAS 145	SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement 13, and Technical Corrections”
SG&A	selling, general and administrative
TCEQ	Texas Commission on Environmental Quality
TXU Corp.	refers to TXU Corp., a holding company, and/or its consolidated subsidiaries, depending on context
TXU Electric Delivery
refers to TXU Electric Delivery Company (formerly Oncor Electric Delivery Company), a subsidiary of US Holdings, and/or its consolidated bankruptcy remote financing subsidiary, TXU Electric Delivery Transition Bond Company LLC (formerly Oncor Electric Delivery Transition Bond Company LLC), depending on context

TXU Energy Holdings	refers to TXU Energy Company LLC, a subsidiary of US Holdings, and/or its consolidated subsidiaries, depending on context
TXU Fuel	TXU Fuel Company, a former subsidiary of TXU Energy Holdings
TXU Gas	TXU Gas Company, a former subsidiary of TXU Corp.
TXU Mining	TXU Mining Company LP, a subsidiary of TXU Energy Holdings
TXU Portfolio Management	TXU Portfolio Management Company LP, a subsidiary of TXU Energy Holdings
US	United States of America
US GAAP	accounting principles generally accepted in the US
US Holdings	TXU US Holdings Company, a subsidiary of TXU Corp. and parent of the TXU Energy Holdings and TXU Electric Delivery businesses

PART I

Items 1. and 2. BUSINESS and PROPERTIES

TXU US HOLDINGS COMPANY AND SUBSIDIARIES

TXU US Holdings Company (US Holdings) is a subsidiary of TXU Corp. and is a holding company conducting its operations principally through its TXU Energy Company LLC (TXU Energy Holdings) and TXU Electric Delivery Company (TXU Electric Delivery) subsidiaries. TXU Energy Holdings is engaged in electricity generation and retail and wholesale energy sales. TXU Electric Delivery engages in regulated electricity transmission and distribution operations.

TXU Energy Holdings provides electricity and related services to more than 2.5 million retail electricity customers in Texas, more customers than any other retail electric provider (REP) in the state. TXU Energy Holdings owns or leases over 18,300 MW of generation in Texas including 2,300 MW of nuclear and 5,837 MW of lignite/coal-fired generation capacity. TXU Electric Delivery complements the competitive operations, using asset management skills developed over more than one hundred years, to provide reliable electricity delivery to consumers. TXU Electric Delivery operates the largest distribution and transmission system in Texas, providing power to approximately 3 million electric delivery points over 99,638 miles of distribution lines and 14,191 miles of transmission lines. At December 31, 2004, US Holdings had 7,605 full-time employees, including 1,926 in a collective bargaining unit.

US Holdings operates primarily within the ERCOT system. ERCOT is an intrastate network of investor-owned entities, cooperatives, public entities, nonutility generators and power marketers. ERCOT is the regional reliability coordinating organization for member electricity systems in Texas, the Independent System Operator of the interconnected transmission system of those systems, and is responsible for ensuring equal access to transmission service by all wholesale market participants in the ERCOT region.

BUSINESS RESTRUCTURING

During 2004, management reviewed US Holdings’ operations to identify and implement strategic initiatives to improve operational and financial performance. Among a number of actions, management completed the following:

Divestitures ─ In April 2004, TXU Energy Holdings distributed the assets of TXU Fuel, its gas transportation subsidiary, to US Holdings at book value, including $16 million of allocated goodwill. In June 2004, US Holdings completed the sale of the assets of TXU Fuel to Energy Transfer Partners, L.P. for $500 million in cash. TXU Fuel had 2003 revenues of approximately $65 million, the majority of which represented gas transportation fees from TXU Energy Holdings. As part of the transaction, TXU Energy Holdings entered into a transportation agreement, intended to be market-price based, with the new owner to transport gas to TXU Energy Holdings’ generation plants. Because of the continuing involvement in the business through the transportation agreement, the sale of TXU Fuel assets has not been accounted for as a discontinued operation.

Other Business Changes — In May 2004, TXU Corp. initiated an arrangement under which TXU Energy Holdings and TXU Electric Delivery entered into services agreements with a subsidiary of Cap Gemini North America Inc., Capgemini Energy LP (Capgemini), a new company initially providing business process support services to TXU Corp., but immediately implementing a plan to offer similar services to other utility companies. Under the ten-year agreement, over 2,500 TXU Corp. employees (including approximately 1,300 from US Holdings) transferred from subsidiaries of TXU Corp. to Capgemini effective July 1, 2004. Outsourced base support services performed by Capgemini for a fixed fee, subject to adjustment for volumes or other factors, include information technology, customer call center, billing, human resources, supply chain and certain accounting activities.

TEXAS ELECTRIC INDUSTRY RESTRUCTURING

RESTRUCTURING LEGISLATION

As a result of the 1999 Restructuring Legislation, on January 1, 2002, TXU Corp. disaggregated (unbundled) its Texas electric utility business into a power generation company, a retail electric provider and an electricity transmission and distribution (delivery) utility. Unbundled electricity delivery utilities within ERCOT, such as TXU Electric Delivery, remain regulated by the Public Utility Commission of Texas (the Commission).

Effective January 1, 2002, REPs affiliated with electricity delivery utilities were required to charge price-to-beat rates, established by the Commission, to residential and small business customers located in their historical service territories. TXU Energy Holdings, whose REP is affiliated with an electricity delivery utility, was required to charge the price-to-beat rate, adjusted for fuel factor changes, to such classes of customers until the earlier of January 1, 2005 or the date on which 40% of the electricity consumed by customers in that class is supplied by competing REPs. Currently, TXU Energy Holdings may offer rates different from the price-to-beat rate to customers in that class, but it must also continue to make the price-to-beat rate available for residential and small business customers until January 1, 2007. In December 2003, the Commission found that TXU Energy Holdings had met the 40% requirement to be allowed to offer alternatives to the price-to-beat rate for small business customers in its historical service territory.

Under amended Commission rules, effective in April 2003, affiliated REPs of utilities are allowed to petition the Commission twice a year for a change in the fuel factor component of their price-to-beat rates if the average price of natural gas futures increases or decreases more than 5% (10% if the petition is filed after November 15 of any year) from the level used to set the existing price-to-beat fuel factor rate. The fuel factor adjustment mechanism is intended to encourage full and fair competition among providers of electricity. With fuel factor adjustments, the price-to-beat is not expected to be below the market rate, and this mechanism allows for new competitors to enter the marketplace and effectively compete for retail customers.

—
TXU Energy Holdings implemented two price-to-beat increases in 2003. The first, requested in January and approved by the Commission and implemented in March, raised the average monthly residential bill of a customer using 1,000 kilowatt hours by 12%. The second increase, requested in July and approved and implemented in August, raised the average monthly residential bill by 4%.

—
TXU Energy Holdings also implemented two price-to-beat increases in 2004. The first, requested in March and approved and implemented in May, raised the average monthly residential bill by 3%. The second increase, requested in June, approved in July and implemented in August, raised the average monthly residential bill by 6%.

Also, effective January 1, 2002, power generation companies affiliated with electricity delivery utilities may charge unregulated prices in connection with ERCOT wholesale power transactions. Estimated costs associated with TXU Energy Holdings’ nuclear power plant decommissioning obligations continue to be recovered by TXU Electric Delivery as an electricity distribution fee surcharge over the life of the plant.

REGULATORY SETTLEMENT PLAN

On December 31, 2001, US Holdings filed a Settlement Plan with the Commission. It resolved all major pending issues related to US Holdings’ transition to competition pursuant to the 1999 Restructuring Legislation. The Settlement Plan, which became final and nonappealable in January 2003, does not remove regulatory oversight of TXU Electric Delivery’s business nor does it eliminate TXU Energy Holdings’ price-to-beat rates and related fuel adjustments.

The major elements of the Settlement Plan are:

Excess Mitigation Credit  — Over the two-year period ended December 31, 2003, TXU Electric Delivery implemented a stranded cost excess mitigation credit in the amount of $389 million (originally estimated to be $350 million), plus $26 million in interest, applied as a reduction to distribution fees charged to all REPs, including TXU Energy Holdings. The credit was funded through payments on a note receivable from TXU Energy Holdings.

Regulatory Asset Securitization — US Holdings received a financing order authorizing the issuance of securitization (transition) bonds in the aggregate principal amount of up to $1.3 billion to recover regulatory asset stranded costs and other qualified costs. Accordingly, TXU Electric Delivery Transition Bond Company LLC, a bankruptcy remote financing subsidiary of TXU Electric Delivery, issued an initial $500 million of securitization bonds in 2003 and the remaining $790 million in the first half of 2004. The principal and interest on the bonds are recoverable through revenues as a transition charge to all REPs, including TXU Energy Holdings. There is no remaining issuance authorization under the financing order.

Retail Clawback Credit —A retail clawback credit related to residential customers was implemented in January 2004. In 2004, the Commission determined that the clawback would be applied at a rate of $2.73 per customer each month, ending in December 2005. This credit is being applied to distribution fees charged by TXU Electric Delivery to all REPs, including TXU Energy Holdings, over the period. TXU Energy Holdings funds the credit provided by TXU Electric Delivery.

Stranded Costs and Fuel Cost Recovery — TXU Energy Holdings’ stranded costs, not including regulatory assets, are fixed at zero. US Holdings will not seek to recover its unrecovered fuel costs, which existed at December 31, 2001. Also, it will not conduct a final fuel cost reconciliation, which would have covered the period from July 1998 until the beginning of competition in January 2002.

PROVIDER OF LAST RESORT

The POLR provides electric service only to customers who request POLR service, whose selected REP goes out of business, or who are transferred to the POLR by other REPs for reasons other than nonpayment. Through a competitive bid process, the Commission selected a POLR to serve for a two-year term beginning January 1, 2003, for several areas within Texas. In areas for which no bids were submitted, the Commission selected the POLR by lottery. TXU Energy Holdings did not bid to be the POLR, but was designated POLR through lottery for residential and small business customers in certain West Texas service areas and for small business customers in the Houston service area. TXU Energy Holdings’ obligation to serve as POLR in those areas ceased on December 31, 2004. However, the REPs selected by the Commission to assume the POLR obligation in those areas on January 1, 2005 initially objected to that selection. To ensure continuity of POLR service, TXU Energy Holdings voluntarily agreed to continue providing POLR service in those areas until March 31, 2005, at which time TXU Energy Holdings’ POLR obligations will cease. Under the current rule, the Commission will use a competitive bid process in late 2006 to determine POLR providers for 2007 and 2008.

OPERATING SEGMENTS

US Holdings has two reportable segments: TXU Energy Holdings and TXU Electric Delivery. (See Note 18 to Financial Statements for further information concerning reportable business segments.)

TXU Energy Holdings - consists of operations, principally in the competitive Texas market, involving power production (electricity generation), and retail and wholesale energy sales.

TXU Electric Delivery - consists of regulated operations involving the transmission and distribution of electricity in Texas.

Other - Remaining nonsegment operations consisting primarily of servicing approximately $150 million of debt.

TXU ENERGY HOLDINGS SEGMENT

The TXU Energy Holdings segment’s operations are conducted principally through TXU Energy Holdings and its following subsidiaries: TXU Generation Company LP; TXU Portfolio Management Company LP; TXU Energy Retail Company LP; and two coal mining subsidiaries.

TXU Energy Holdings serves more than 2.5 million retail electric customers, of which 2.3 million are in its historical service territory. This territory, which is located in the north-central, eastern and western parts of Texas, has an estimated population in excess of 7 million, about one-third of the population of Texas, and comprises 92 counties and 370 incorporated municipalities, including Dallas/Fort Worth and surrounding suburbs, as well as Waco, Wichita Falls, Odessa, Midland, Tyler and Killeen. The Dallas/Fort Worth area is a diversified commercial and industrial center with substantial banking, insurance, telecommunications, electronics, aerospace, petrochemical and specialized steel manufacturing, and automotive and aircraft assembly operations. TXU Energy Holdings also provides retail electric service in other areas of ERCOT now open to competition, including the Houston, Corpus Christi, and lower Rio Grande Valley areas of Texas.

Texas is one of the fastest growing states in the nation and has attracted a number of competitors into a deregulated energy market. As a result, competition is expected to continue to be robust.

The power fleet in Texas consists of 19 owned or leased plants with generating capacity fueled as follows: 2,300 MW nuclear (1 plant); 5,837 MW coal/lignite (4 plants); and 10,228 MW gas/oil (14 plants). Of the total gas/oil plant capacity, 1,028 MW represent units mothballed or no longer run for TXU Energy Holdings’ benefit, 375 MW represent units under a reliability contract with ERCOT and 2,516 MW represent units pending mothballing. TXU Energy Holdings supplies its retail customer base from its power fleet as well as through long-term power supply agreements and purchases in the wholesale markets. The power generating plants and other important properties of TXU Energy Holdings are located primarily on land owned in fee simple. TXU Energy Holdings has sold and may from time to time sell generation assets to reduce its position in the Texas market and provide funds for other investments or to reduce debt.

TXU Energy Holdings is one of the largest purchasers of wind-generated energy in Texas and the US. TXU Energy Holdings currently purchases energy from wind projects with approximately 579 MW of capacity located in West Texas. TXU Energy Holdings expects to continue to add additional wind generation to its portfolio as commercial opportunities become available.

Business Organization — Although the TXU Energy Holdings segment is managed as an integrated business, for purposes of operational accountability and performance management, the segment has been divided into the TXU Power business and the TXU Energy business.

TXU Power consists of the nuclear-powered and lignite/coal-fired production operations (referred to in the aggregate as baseload production). TXU Energy consists of the consumer, business and wholesale sales operations. The wholesale markets operation is responsible for hedging and risk management activities designed to mitigate commodity price risk for the segment as a whole.

TXU Power

Nuclear-Powered Production Assets — TXU Power operates two baseload nuclear-fueled electricity generation units at the Comanche Peak plant, each of which is designed for a capacity of 1,150 MW.

TXU Power has on hand, or has contracted for, enrichment services through mid-2006 and fabrication services through 2011 for its nuclear units. TXU Power is finalizing supply contracts for the purchase of uranium and conversion to meet its needs through mid-2008 and does not anticipate any problems in completing the contracts. TXU Power does not anticipate any difficulties procuring raw materials and services beyond these dates.

TXU Power’s onsite spent nuclear fuel storage capability is sufficient to accommodate the operation of Comanche Peak through the year 2017, while maintaining the capability to off-load the core of one of the nuclear-fueled generating units.

Under current regulatory licenses, nuclear decommissioning activities are projected to begin in 2030 for Comanche Peak Unit 1 and 2033 for Unit 2 and common facilities. Since January 1, 2002, projected decommissioning costs are being recovered from TXU Electric Delivery’s customers through a delivery charge based upon a 1997 site-specific study, adjusted for changes in the value of trust fund assets, through rates placed into effect under the 2001 Unbundled Cost of Service filing.

The Comanche Peak nuclear-powered generation units were originally estimated to have a useful life of 40 years, based on the life of the operating licenses granted by the NRC. Over the last several years, the NRC has granted 20-year extensions to the initial 40-year terms for several commercial power reactors. Based on these extensions and current expectations of industry practice, the useful life of the Comanche Peak nuclear-powered generation units is now estimated to be 60 years. TXU Power expects to file a license extension request in accordance with timing and other provisions established by the NRC. (See Note 2 to Financial Statements under Property, Plant and Equipment, for a discussion of the change in depreciable lives for accounting purposes).

Lignite/Coal-Fired Production Assets — Approximately 70% of the fuel used at TXU Power’s baseload lignite/coal-fired generation plants in 2004 was supplied from owned in fee simple or leased proven surface-minable lignite reserves dedicated to the Big Brown, Monticello and Martin Lake generating plants, which were constructed adjacent to the reserves. TXU Power utilizes owned and/or leased equipment to remove the overburden and recover the lignite.

TXU Power supplements its lignite fuel at Big Brown, Monticello and Martin Lake with western coal from the Powder River Basin in Wyoming. The coal is purchased from multiple suppliers under contracts of various lengths and is transported from the Powder River Basin to TXU Power’s generating plants by railcar. Based on its current usage, TXU Power believes that it has sufficient lignite reserves and access to western coal resources for its generating needs in the foreseeable future. During 2004, TXU Power secured a supply of western coal to satisfy the majority of its purchased coal needs for the next five years.

One of TXU Power’s key competitive strengths is its ability to produce electricity at low variable costs in a market in which power prices are set by gas-fired generation. New gas-fired capacity, while generally more efficient to operate than existing gas/oil-fired capacity due to technological advances, is subject to the volatile and increasing cost of natural gas fuel. On the other hand, baseload nuclear and lignite/coal-fired plants have lower variable production costs than new gas-fired plants at current average market gas prices.

TXU Energy

Competitive Markets - Regulatory restructuring in Texas has resulted in competitive markets within the state, thus presenting additional opportunities for growth accompanied by the introduction of competitive pressures. Texas is one of the fastest growing states in the nation with a diverse and resilient economy and, as a result, has attracted a number of competitors into the retail electricity market. TXU Energy, as an active participant in this competitive market, is marketing its services in Texas to add new customers and to retain its existing customers.

Based on the latest data provided by ERCOT (November 2004), approximately 20% of all customers in ERCOT areas open to customer choice had elected to switch providers. At the present time, 67 REPs are certified to compete within the state of Texas.

TXU Energy believes that the scale derived from a large retail portfolio provides the platform for a profitable operation by, among other things, reducing the costs of service and billing per customer. TXU Energy emphasizes its identification with the TXU brand and reputation and focuses on excellent customer service as a way to continue to strengthen its reputation. TXU Energy uses a value pricing approach by customizing its products to each customer segment with service enhancements that are known to be valued by customers in those segments. With its approach, TXU Energy intends to achieve substantially higher customer loyalty and enhanced profit margins, while reducing the costs associated with customers frequently switching suppliers.

TXU Energy has invested in customer-related infrastructure and capabilities. Together with its business support services vendor, Capgemini, TXU Energy uses its customer relationships, customer service operations, technology operating platforms, commercial operations, marketing, and customer loyalty to actively compete to retain its customer base and to add customers.

Wholesale Markets Operations - TXU Energy optimizes the value of the TXU Energy Holdings portfolio by balancing customer demand for energy with the supply of energy in an economically efficient and effective manner.    This effort includes hedging and risk management as well as other value creation activities.  Retail and wholesale demand  has generally been greater than volumes that can be supplied by the baseload (nuclear and lignite/coal-fired) production; however, the supply demand relationship will evolve over time as market fundamentals and the retail competitive landscape change.   The wholesale markets operations act to provide additional supply balancing through the gas/oil-fired generation assets or purchases of power.  These operations manage the commodity volume and price risks inherent in TXU Energy Holdings’ generation and sales operations through supply structuring, pricing and hedging activities, including hedging both future power sales and purchases of fuel supplies for the generation plants.  These operations are also responsible for the efficient dispatch of power from the generation plants.

TXU Energy manages fifteen gas/oil-fired plants owned by TXU Power, including a 122 MW plant located in Pedricktown, New Jersey that is held for sale. Significant portions of the gas/oil generating plants have the ability to switch between gas and fuel oil. Gas/oil fuel requirements for 2004 were provided through a mix of contracts with producers at the wellhead and contracts with commercial suppliers. Fuel oil can be stored at 13 of the principally gas-fueled generating plants. At December 31, 2004, TXU Energy had fuel oil storage capacity sufficient to accommodate approximately 5.5 million barrels of oil and had approximately 830,000 barrels of oil in inventory. TXU Energy may sell, lease, toll or mothball additional capacity as economic conditions warrant. Mothballed plants can be restored to operation if economic conditions warrant it. TXU Energy ceased use of nine leased combustion turbines (585 MW) in December 2004 and has no intention to use the units for its own benefit for the remaining terms of the leases.

In its risk management activities, TXU Energy enters into physical delivery contracts, exchange traded and “over-the-counter” financial contracts as well as bilateral contracts with customers. Physical delivery contracts relate to the purchase and sale of electricity and gas primarily in the wholesale markets in Texas. TXU Energy’s risk management activities also incorporate some speculative trading activity.

TXU Energy manages exposure to price risk within established transactional policies and limits. TXU Energy targets best practices in risk management and risk control by employing proven principles used by financial institutions. These controls have been structured so that they are practical in application and consistent with stated business objectives. These operations revalue exposures daily using integrated energy systems to capture value and mitigate risks. A risk management forum meets regularly to ensure that transactional practices comply with its prior approval of commodities, instruments, exchanges and markets. Transactional risks are monitored and limits are enforced to comply with the established risk policy. TXU Energy has a strict disciplinary program to address any violations of its risk management policy requirements and periodically reviews these policies to ensure they are responsive to changing market and business conditions. These policies are designed to protect earnings, cash flows and credit ratings.

TXU Energy’s natural gas operations in Texas include wellhead production contracts, transportation agreements and storage leases. Natural gas is purchased for internal use in the generation of power, as well as for sale in wholesale markets and to large business customers. Because of the correlation of natural gas and power prices, TXU Energy’s natural gas operations provide opportunities to hedge its margins on power sales.

Competitive Strategy - TXU Energy’s strategy is to defend and build its customer base in the competitive Texas market through superior management of its asset portfolio. Achieving market leadership, operational excellence, and customer satisfaction are all critical elements for executing on that strategy.

Retail competition has remained steady in Texas with several large participants broadly extending their marketing across all customer segments and all geographic areas of competition. TXU Energy has successfully executed similar marketing programs while retaining the majority of its incumbent residential customer base. TXU Energy’s residential customer focus is to control costs and reduce customer churn through improvements in the customer experience.

In 2004, TXU Energy believes that it made a significant step toward achieving superior customer service and operational excellence through the establishment of a business relationship with Capgemini. Further discussion of TXU Corp.’s services agreement with Capgemini is included in Note 1 to Financial Statements.

TXU Energy will continue to focus on sustaining its leading position in the Texas market by providing superior customer service, innovative new products and effective commodity risk management. TXU Energy is in a position to move quickly toward capturing new opportunities outside of Texas as they arise.

ERCOT Market — TXU Energy Holdings believes that the ERCOT region presents an attractive competitive electric service market due to the following factors:

•	ERCOT’s market rules support fair and robust competition, while providing opportunities for TXU Energy Holdings to optimize its generation fleet operations and purchased power requirements;

•	peak demand is expected to grow at an average rate of approximately 2.4% per year; and

•	it is a sizeable market with approximately 62 GW of peak demand and approximately 33 GW of average demand.

Reserve margins calculated by ERCOT for the ERCOT market, based upon existing operational capacity, planned new capacity with interconnection agreements, and excluding capacity currently in, or planned for a mothballed state, are expected to be 14.8% in 2005, 11.2% in 2006, 8.6% in 2007, 6.0% in 2008 and 3.4% in 2009. ERCOT desires to maintain a reserve margin of 12.5% or higher. Accordingly, these projected reserve margins may subsequently be adjusted by ERCOT to reflect its pending decisions regarding whether to enter into Reliability Must Run agreements (an agreement to run a unit that would not otherwise be operated except as necessary to provide voltage support, stability or management of transmission constraints) with units currently planned for mothballing.

To encourage competition in the ERCOT region, each incumbent power generation company owning 400 MW or more of installed generating capacity must annually offer to sell at auction entitlements to 15% of the output of its installed generating capacity. Such auction sales cannot be to an affiliated REP. The obligation of TXU Energy Holdings to sell capacity entitlements at auction continues until the earlier of January 1, 2007 or the date the Commission determines that 40% or more of the electric power consumed by residential and small business customers within the affiliated delivery utility certificated service area before the onset of customer choice is provided by nonaffiliated REPs. In 2004, TXU Energy Holdings held capacity auctions in March and July for 2004 capacity, and in September and November for 2005 capacity. TXU Energy Holdings met its capacity auction obligations for 2004. In March 2005, TXU Energy Holdings held a capacity auction for 2005 capacity. The next auction for the remaining 2005 capacity obligations is scheduled for July 2005.

Outside Texas — Energy industry restructuring, although proceeding well in Texas, has not had similar success in most other parts of the US. As early as 2000, optimism for national legislation and increased opening of competitive markets began to alter the strategy of many industry participants. The establishment of Regional Transmission Organizations and open access for both wholesale and retail customers was on the horizon. Together with increasing customer demand for lower priced electricity and other energy services, these measures were expected to have accelerated the industry’s movement toward a more competitive pricing and cost structure.

Many states, faced with this increasing pressure from legislative bodies (federal and state) to become more competitive while adhering to certain continued regulatory requirements, along with changing economic conditions and rapid technological changes, put forth deregulation plans that have since been deferred or changed. The result is delayed restructuring. New entry by retailers as well as by merchant generators in states other than Texas has been slowed. The continued uncertainty regarding many state and federal regulatory policies has delayed the opening of new retail markets.

Customers — There are no individually significant customers upon which TXU Energy Holdings’ business or results of operations are highly dependent.

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

TXU Energy Holdings is an exempt wholesale generator under the Federal Power Act and is subject to the jurisdiction of the NRC with respect to its nuclear power plant. NRC regulations govern the granting of licenses for the construction and operation of nuclear power plants and subject such plants to continuing review and regulation. TXU Energy Holdings also holds a power marketer license from FERC.

See Environmental Matters discussion below for environmental regulations and related matters.

TXU ELECTRIC DELIVERY SEGMENT

The TXU Electric Delivery segment consists of regulated electricity transmission and distribution operations within Texas. TXU Electric Delivery provides the essential service of delivering electricity safely, reliably and economically to end-use consumers through its distribution systems. Operating assets of the segment are located principally in the north-central, eastern and western parts of Texas.

ELECTRICITY TRANSMISSION

TXU Electric Delivery’s electricity transmission business is responsible for the safe and reliable operations of its transmission network and substations. These responsibilities consist of the construction and maintenance of transmission facilities and substations and the monitoring, controlling and dispatching of high-voltage electricity over TXU Electric Delivery’s transmission facilities in coordination with ERCOT.

TXU Electric Delivery is a member of ERCOT, and the transmission business actively supports the operations of ERCOT and market participants. The transmission business participates with ERCOT and other member utilities to plan, design, construct and operate new transmission lines, with regulatory approval, necessary to maintain reliability, increase bulk power transfer capability and to minimize limitations and constraints on the ERCOT transmission grid.

Transmission revenues are provided under tariffs approved by either the Commission and, to a small degree, the FERC. Network transmission revenues compensate TXU Electric Delivery for delivery of power over transmission facilities operating at 60 kV and above. Transformation service revenues compensate TXU Electric Delivery for substation facilities that transform power from high-voltage transmission to distribution voltages below 60 kV. Other services offered by the transmission business include, but are not limited to: system impact studies, facilities studies and maintenance of transformer equipment, substations and transmission lines owned by other nonretail parties.

TXU Electric Delivery’s transmission facilities include 4,511 circuit miles of 345-kV transmission lines and 9,680 circuit miles of 138- and 69-kV transmission lines. Forty generating plants totaling 32,699 megawatts are directly connected to TXU Electric Delivery’s transmission system, and 697 distribution substations are served from TXU Electric Delivery’s transmission system.

TXU Electric Delivery is connected by eight 345-kV lines to CenterPoint Energy Inc.; by four 345-kV lines (one of which is an asynchronous high voltage direct current interconnection) with the Southwest Power Pool; by eight 138-kV and twelve 69-kV lines to American Electric Power Company Inc.; by six 345-kV, eighteen 138-kV and three 69-kV lines to the Lower Colorado River Authority; by seven 345-kV and nine 138-kV lines to the Texas Municipal Power Agency; by nine 138 kV and eleven 69 kV lines with Texas New Mexico Power; by four 345-kV, eighty-five 138-kV and twenty 69 kV lines with Brazos Electric Power Cooperative; by twenty-five 138 kV and six 69 kV lines with Rayburn Country Electric Cooperative; and at thirteen points with smaller systems operating wholly within Texas.

ELECTRICITY DISTRIBUTION

TXU Electric Delivery’s electricity distribution business is responsible for the overall safe and efficient operation of distribution facilities, including power delivery, power quality and system reliability. The TXU Electric Delivery distribution system supplies electricity to approximately 3 million points of delivery. The electricity distribution business consists of the ownership, management, construction, maintenance and operation of the distribution system within TXU Electric Delivery’s certificated service area. Over the past five years, the number of TXU Electric Delivery’s distribution system points of delivery served has been growing an average of 2% per year.

TXU Electric Delivery’s distribution system receives electricity from the transmission system through substations and distributes electricity to end-users and wholesale customers through 2,943 distribution feeders.

The TXU Electric Delivery distribution system consists of 55,718 miles of overhead primary conductors, 22,114 miles of overhead secondary and street light conductors, 13,527 miles of underground primary conductors and 8,279 miles of underground secondary and street light conductors. The majority of the distribution system operates at 25-kV and 12.5-kV.

Most of TXU Electric Delivery’s power lines have been constructed over lands of others pursuant to easements or along public highways, streets and rights-of-way as permitted by law.

CUSTOMERS

TXU Electric Delivery’s transmission customers consist of municipalities, electric cooperatives and other distribution companies. TXU Electric Delivery’s distribution customers consist of 47 REPs in TXU Electric Delivery’s certified service area, including affiliated REPs. For the year ended December 31, 2004, distribution revenues from TXU Energy Holdings represented approximately 71% of TXU Electric Delivery’s total distribution revenues and 64% of TXU Electric Delivery’s total revenues. There are no individually significant unaffiliated consumers upon which TXU Electric Delivery’s business or results are highly dependent.

Since January 1, 2002, the retail customers who purchase and consume electricity and are connected to TXU Electric Delivery’s system have been free to choose their electricity supplier from REPs who compete for their business. The changed character of electric service, however, does not mean that the safe and reliable delivery of dependable power is any less critical to TXU Electric Delivery’s success. Service quality, safety and reliability are of paramount importance to REPs, electricity consumers and TXU Electric Delivery. TXU Electric Delivery intends to continue to build on its inherited tradition of low cost and high performance.

STRATEGY

TXU Electric Delivery’s primary mission is to deliver electricity safely, reliably and economically to end-use consumers with a focus on operational excellence and performance management that is critical for success.

TXU Electric Delivery will continue to focus on providing top decile reliability, world-class strategic sourcing and a lean administrative cost structure to achieve operational excellence. TXU Electric Delivery has developed and implemented a multiyear Comprehensive Maintenance Program in order to improve reliability of its poorer performing facilities. This program is a proactive strategy that includes both heavy maintenance activities and selective replacement of aging infrastructure to avoid or minimize outages. This program is expected to continue through 2006. TXU Electric Delivery has also implemented a Transmission Grid Enhancement Program to invest in major electricity transmission projects to further improve reliability and reduce congestion.

In 2004, TXU Electric Delivery achieved top quartile performance levels of SAIDI and CAIDI, two of the three key reliability indicators. This top quartile measure is based on performance averages of a broad group of electric transmission and distribution companies in North America. SAIDI performance, the average number of total electric service outage minutes per customer in the past year, was 75.54 minutes and CAIDI performance, the average number of electric service outage minutes per interruption in the past year, was 68.67 minutes. In addition, the year-end 2004 SAIFI performance level, the average number of electric service interruptions per customer per year, improved to 1.10 interruptions and is moving towards first-quartile levels.

TXU Electric Delivery intends to focus on performance management in the future by creating a high performance culture that aligns individual performance with business objectives.

REGULATION AND RATES

See Texas Electric Industry Restructuring above for a description of the significant regulatory provisions relating to the deregulation of the Texas electric industry.

As its operations are wholly within Texas, TXU Electric Delivery believes that it is not a public utility as defined in the Federal Power Act and has been advised by its counsel that it is not subject to general regulation under such act.

The Commission has original jurisdiction over transmission rates and services and over distribution rates and services in unincorporated areas and in those municipalities that have ceded original jurisdiction to the Commission and has exclusive appellate jurisdiction to review the rate and service orders and ordinances of municipalities. Generally, the Texas Public Utility Regulatory Act (PURA) prohibits the collection of any rates or charges by a public utility (as defined by PURA) that does not have the prior approval of the Commission.

At the state level, PURA, as amended, requires owners or operators of transmission facilities to provide open access wholesale transmission services to third parties at rates and terms that are nondiscriminatory and comparable to the rates and terms of the utility's own use of its system. The Commission has adopted rules implementing the state open access requirements for utilities that are subject to the Commission's jurisdiction over transmission services, such as TXU Electric Delivery.

Provisions of the 1999 Restructuring Legislation allow TXU Electric Delivery to annually update its transmission rates to reflect changes in invested capital. These provisions encourage investment in the transmission system to help ensure reliability and efficiency by allowing for timely recovery of and return on new transmission investments.

ENVIRONMENTAL MATTERS

Air — The federal Clean Air Act includes provisions which, among other things, place limits on the sulfur dioxide (SO2) and nitrogen oxides (NOx) emissions produced by certain generation plants. In addition to the new source performance standards applicable to SO2 and NOx, the Clean Air Act requires that fossil-fueled plants have sufficient SO2 emission allowances and meet certain NOx emission standards. TXU Energy Holdings’ generation plants meet the SO2 allowance requirements and NOx emission rates.

Recently, the EPA issued a final rule to further reduce NOx and SO2 emissions from power plants. The SO2 and NOx reductions required under the Clean Air Implementation Rule (CAIR) are based on a cap and trade approach (market-based) in which a cap is put on the total quantity of emissions allowed in 28 eastern states (including Texas), emitters are required to have allowances for each ton emitted, and emitters are allowed to trade emissions under the cap. The CAIR reductions are proposed to be phased in between 2010 and 2015.

On March 16, 2005, the EPA published a final rule requiring reductions of mercury from coal-fired power plants. Based on a preliminary announcement from the EPA, the rule will use a cap and trade approach on a nationwide basis. The mercury reductions are proposed to be phased in between 2010 and 2018. US Holdings is in the process of reviewing the final rules and is unable to determine what impact, if any, the implementation of these rules will have on US Holdings’ results of operations or financial position.

SO2 reductions required under the proposed regional haze/visibility rule (or so-called BART rule) only apply to units built between 1962 and 1977. The reductions would be required on a unit-by-unit basis. EPA has suggested that CAIR may satisfy the BART reductions.

Compliance plans for all of these rules (CAIR, BART and mercury) will be coordinated. The least cost approach to compliance will be developed. To comply with the eventual final requirements of these rules, it is likely that some costs, which could be material, will be incurred for installation of additional control equipment and for facility operations and maintenance.

The federal Clean Air Act requires each state to monitor air quality for compliance with federal health standards. The standards for ozone (both the one-hour and eight-hour) are not being achieved in several areas of Texas. The TCEQ has adopted revisions to its State Implementation Plan (SIP) rules that require an 88% reduction in NOx emissions from electricity generation plants in the Dallas-Fort Worth ozone non-attainment area and a 51% reduction in NOx emissions from electricity generation plants in East and Central Texas. Full compliance is required by May 1, 2005. TXU Energy Holdings has installed all the pollution control technology necessary to achieve the reductions in NOx required in 2005. Additionally, the TCEQ is expected to propose new SIP rules by 2007 to deal with 8-hour ozone standards. These NOx reductions are expected to be less significant in Texas than elsewhere because the most current data (for 2003) show that the Texas NOx rate is 0.14 lb./mmBtu, which is approximately 50% below the national average. These rules could require further NOx emission reductions from certain TXU Energy Holdings facilities.

Major air pollution control provisions of the 1999 Texas Restructuring Legislation required a 50% reduction in NOx emissions and a 25% reduction in SO2 emissions from “grandfathered” electric utility generation plants. The first compliance period was for the year beginning May 1, 2003 through April 30, 2004. TXU Energy Holdings has obtained all permits required for the “grandfathered” plants by the 1999 Restructuring Legislation and has completed all construction programs to install control equipment to achieve the required reductions. TXU Energy Holdings is in compliance with the requirements at the end of the first compliance period.

The Bush Administration is addressing greenhouse gas emissions through its greenhouse gas emissions intensity reduction Climate VISION program. The Bush Administration and EPA have proposed the Clear Skies legislative initiative calling for reductions of SO2, NOx, and mercury emissions from electricity generation facilities over a 15-year period. Some legislative proposals for additional regulation of SO2, NOx, mercury and carbon dioxide have been considered at the federal level and it is expected that additional similar proposals will be made in the future. US Holdings continues to participate in a voluntary greenhouse gas emission reduction program and since 1995 has reported the results of its program annually to the U.S. Department of Energy. US Holdings is also participating in a new voluntary electric utility industry sector climate change initiative in partnership with the Department of Energy. In October 2004, US Holdings released an independent study by NERA Economic Consulting in collaboration with Marc Goldsmith & Associates. The study evaluated TXU Corp.’s processes for following and evaluating air emissions and climate policies and reviewed US Holdings’ actions regarding previous major air emissions policies and compliance. Additionally, the study considered the financial consequences and related risks to US Holdings of prospective air emissions and climate change policies, including an assessment of the financial effects of reducing emissions now in anticipation of future requirements. The study concluded that US Holdings has the appropriate processes and procedures in place and uses appropriate economic methodologies to evaluate financial consequences of environmental regulatory policy changes and scenarios. The study also concluded that absent certain specific circumstances, US Holdings’ shareholders would not benefit if the company devoted major financial resources now to reduce its carbon dioxide emissions in advance of uncertain future emission regulations. In addition, the study concluded that US Holdings’ efforts have consistently resulted in compliance with air emission limits. The study is available on TXU Corp.'s website at http://www.txucorp.com/responsibility/environment/reports/Env_Study100104.pdf.

US Holdings continues to assess the financial and operational risks posed by future legislative changes pertaining to greenhouse gas emissions and multi-pollutant emissions, but because these proposals are in the formative stages, US Holdings is unable to predict their future impacts on the financial condition and operations of US Holdings.

Water — The TCEQ and/or the EPA have jurisdiction over water discharges (including storm water) from all domestic facilities. Facilities of TXU Energy Holdings and TXU Electric Delivery are presently in compliance with applicable state and federal requirements relating to discharge of pollutants into the water. TXU Energy Holdings and TXU Electric Delivery hold all required waste water discharge permits from the TCEQ for facilities in operation and have applied for or obtained necessary permits for facilities under construction. TXU Energy Holdings and TXU Electric Delivery believe they can satisfy the requirements necessary to obtain any required permits or renewals. Recent changes to federal rules pertaining to Spill Prevention, Control and Countermeasure Plans for oil-filled electrical equipment and bulk storage facilities for oil will require updating of certain plans and facilities. TXU Electric Delivery is unable to predict at this time the impact of these changes. Clean Water Act Section 316(b) regulations pertaining to existing water intake structures were published by the EPA in July 2004. As prescribed in the new regulations, TXU Energy Holdings is implementing a monitoring program to determine the future actions that might need to be taken to comply with these regulations. The results of this program will determine the impact on TXU Energy Holdings.

Other — Diversion, impoundment and withdrawal of water for cooling and other purposes are subject to the jurisdiction of the TCEQ. TXU Energy Holdings possesses all necessary permits for these activities from the TCEQ for its present operations.

Treatment, storage and disposal of solid and hazardous waste are regulated at the state level under the Texas Solid Waste Disposal Act and at the federal level under the Resource Conservation and Recovery Act of 1976, as amended, and the Toxic Substances Control Act. The EPA has issued regulations under the Resource Conservation and Recovery Act of 1976 and the Toxic Substances Control Act, and the TCEQ has issued regulations under the Texas Solid Waste Disposal Act applicable to facilities of TXU Energy Holdings and TXU Electric Delivery. TXU Energy Holdings has registered solid waste disposal sites and has obtained or applied for such permits as are required by such regulations.

Under the federal Low-Level Radioactive Waste Policy Act of 1980, as amended, the State of Texas is required to provide, either on its own or jointly with other states in a compact, for the disposal of all low-level radioactive waste generated within the state. The State of Texas has agreed to a compact for a disposal facility that would be located in Texas. That compact was ratified by Congress and signed by the President in 1998. In 2003, the State of Texas enacted legislation allowing a private entity to be licensed to accept low-level radioactive waste for disposal. In August 2004, the State received a license application from Waste Control Specialists LLC for review. TXU Energy Holdings intends to continue to ship low-level waste material off-site for as long as an alternative disposal site is available. Should existing off-site disposal become unavailable, the low-level waste material will be stored on-site. TXU Energy Holdings’ on-site storage capacity is expected to be adequate until other off-site facilities become available. (See Power Production - Nuclear-Powered Production Assets above.)

Environmental Capital Expenditures - Capital expenditures for TXU Energy Holdings’ environmental projects were $12.7 million in 2004 and are expected to be about $15.8 million in 2005. TXU Electric Delivery’s capital expenditures for environmental matters were $4 million in 2004 and are expected to be approximately $4 million in 2005.

Item 3. LEGAL PROCEEDINGS

On March 18, 2005, TXU Corp. received a subpoena from the SEC. The subpoena requires TXU Corp. to produce documents and other information for the period from January 1, 2001 to March 31, 2003 relating to, among other things, the financial distress at TXU Europe during 2002 and the resulting financial condition of TXU Corp., TXU Corp.’s reduction of its quarterly dividend in October 2002, and the following two previously disclosed claims against TXU Corp. and certain other persons named in such claims: (i) a lawsuit brought in April 2003 by a former employee of TXU Portfolio Management, William J. Murray (Murray Litigation) and (ii) various consolidated lawsuits brought by various shareholders of TXU Corp. during late 2002 and January 2003 (Shareholders’ Litigation). The documents accompanying the subpoena state that (i) the SEC is conducting a fact-finding inquiry for purposes of allowing it to determine whether there have been any violations of the federal securities laws and (ii) the request does not mean the SEC has concluded that TXU Corp. or any other person has violated the law.

Although TXU Corp. cannot predict the outcome of the SEC inquiry, as previously disclosed, TXU Corp. does not believe that there is any merit to the claims made in the Murray Litigation and it intends to vigorously defend such litigation. In addition, TXU Corp. has executed a memorandum of understanding regarding the settlement of the Shareholders’ Litigation. TXU Corp. expects to execute a final agreement containing the terms of such settlement during the second quarter of 2005.

TXU Corp. intends to cooperate with the SEC and is in the process of responding to the subpoena.

On February 18, 2005, a lawsuit was filed by Utility Choice, L.P. and Cirro Group, Inc. in the United States District Court for the Southern District of Texas, Houston Division, against TXU Corp. and certain of its subsidiaries, as well as various other wholesale market participants doing business in ERCOT, claiming generally that defendants engaged in a variety of anticompetitive conduct, including market manipulation in violation of antitrust and other laws. TXU Corp. believes that claims against it and its subsidiary companies are without merit, and TXU Corp. and its subsidiaries intend to vigorously defend the lawsuit. TXU Corp. is, however, unable to estimate any possible loss or predict the outcome of this action.

Between October 19 and December 30, 2004, ten lawsuits were filed by purported customers in various California superior courts against TXU Corp., TXU Energy Trading Co. and TXU Energy Services and other marketers, traders, transporters and sellers of natural gas. Plaintiffs allege that beginning at least by the summer of 2000, defendants manipulated and fixed at artificially high levels natural gas prices in California in violation of the Cartwright Act and other California state laws. These lawsuits have been coordinated in the San Diego Superior Court with numerous other natural gas actions as "In re Natural Gas Anti-Trust Cases I, II, III, IV and V." TXU Corp. believes the claims against TXU Corp. and its subsidiaries are without merit, and intends to vigorously defend the lawsuits. TXU Corp. is, however, unable to estimate any possible loss or predict the outcome of these actions.

On July 7, 2003, a lawsuit was filed by Texas Commercial Energy (TCE) in the United States District Court for the Southern District of Texas, Corpus Christi Division, against TXU Energy Holdings and certain of its subsidiaries, as well as various other wholesale market participants doing business in ERCOT, claiming generally that defendants engaged in market manipulation, in violation of antitrust and other laws, primarily during the period of extreme weather conditions in late February 2003. An amended complaint was filed in February 2004 that joined additional, unaffiliated defendants. Three retail electric providers filed motions for leave to intervene in the action alleging claims substantially identical to TCE’s. In addition, approximately 25 purported former customers of TCE filed a motion to intervene in the action alleging claims substantially identical to TCE’s, both on their own behalf and on behalf of a putative class of all former customers of TCE. An order granting TXU Energy Holdings’ Motion to Dismiss based on the filed rate doctrine was entered on June 24, 2004. TCE has appealed the dismissal; however, US Holdings believes the dismissal of the antitrust claims was proper and that it has not committed any violation of the antitrust laws. The appeal remains pending before the Fifth Circuit Court of Appeals. Further, the Commission’s investigation of the market conditions in late February 2003 has not resulted in any finding adverse to US Holdings. Accordingly, US Holdings believes that TCE’s and the intervenors’ claims are without merit, and intends to vigorously defend the lawsuit on appeal. US Holdings is, however, unable to estimate any possible loss or predict the outcome of this action.

On April 28, 2003, a lawsuit was filed by a former employee of TXU Portfolio Management in the United States District Court for the Northern District of Texas, Dallas Division, against TXU Corp., TXU Energy Holdings and TXU Portfolio Management. The case is set for trial on June 6, 2005 and discovery in the case is substantially complete. In the case, the plaintiff asserts claims under Section 806 of Sarbanes-Oxley arising from the termination of plaintiff’s employment and claims for breach of contract relating to payment of certain bonuses. Plaintiff seeks back pay, payment of bonuses and alternatively, reinstatement or future compensation, including bonuses. US Holdings believes the plaintiff’s claims are without merit. The plaintiff was terminated as the result of a reduction in force, not as a reaction to any concerns the plaintiff had expressed, and plaintiff was not in a position to evaluate TXU Corp.’s financial statements or assess the adequacy of TXU Corp.’s financial disclosures. Thus, US Holdings does not believe that there is any merit to the plaintiff’s claims under Sarbanes-Oxley. US Holdings disputes the plaintiff’s claims and intends to vigorously defend the litigation. US Holdings is, however, unable to estimate any possible loss or predict the outcome of this action.

On March 10, 2003, a lawsuit was filed by Kimberly P. Killebrew in the United States District Court for the Eastern District of Texas, Lufkin Division, against TXU Corp. and TXU Portfolio Management, asserting generally that defendants engaged in manipulation of the wholesale electric market, in violation of antitrust and other laws. This case was transferred to the Beaumont Division of the Eastern District of Texas and on March 24, 2004 was transferred to the Northern District of Texas, Dallas Division. This action is brought by an individual, alleging to be a retail consumer of electricity, on behalf of herself and as a proposed representative of a putative class of retail purchasers of electricity that are similarly situated. Defendants have filed a motion to dismiss the lawsuit which is pending before the court; however, as a result of the dismissal of the antitrust claims in the litigation described above brought by TCE, the parties have agreed to stay this litigation until the appeal in the TCE case has been decided. US Holdings believes that the plaintiff lacks standing to assert any antitrust claims and that defendants have not violated antitrust laws or other laws as claimed by plaintiff. Therefore, US Holdings believes that plaintiff’s claims are without merit and plans to vigorously defend the lawsuit. US Holdings is however, unable to estimate any possible loss or predict the outcome of this action.

General — In addition to the above, US Holdings is involved in various other legal and administrative proceedings in the normal course of business the ultimate resolution of which, in the opinion of management, should not have a material effect upon its financial position, results of operations or cash flows.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Not applicable. All of US Holdings’ common stock is owned by TXU Corp. Reference is made to Note 10 to Financial Statements regarding limitations upon payment of dividends on common stock of US Holdings.

Item 6. SELECTED FINANCIAL DATA

The information required hereunder is set forth under Selected Financial Data included in Appendix A to this report.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information required hereunder is set forth in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Appendix A to this report.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required hereunder is set forth under Quantitative and Qualitative Disclosures about Market Risk under Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Appendix A to this report.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required hereunder is set forth under Statement of Responsibility, Report of Independent Registered Public Accounting Firm, Statements of Consolidated Income, Statements of Consolidated Comprehensive Income, Statements of Consolidated Cash Flows, Consolidated Balance Sheets, Statements of Consolidated Shareholders’ Equity and Notes to Financial Statements included in Appendix A to this report.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A. CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of US Holdings’ management, including the principal executive officer and principal financial officer, of the effectiveness of the design and operation of the disclosure controls and procedures in effect as of December 31, 2004. This evaluation took into consideration the strategic initiatives described in Note 1 to Financial Statements. Based on the evaluation performed, US Holdings’ management, including the principal executive officer and principal financial officer, concluded that the disclosure controls and procedures were effective.

There have been no changes in US Holdings’ internal controls over financial reporting for its operations that have occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, US Holdings' internal controls over financial reporting.

Item 9B. OTHER INFORMATION

None.

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

Identification of Directors, business experience and other directorships:

Name of Director	Age	Other Positions and Offices Presently Held With US Holdings (Current Term Expires in May 2005)	Date First Elected as Director (Current Term Expires in May 2005)	Present Principal Occupation or Employment and Principal Business (Preceding Five Years), Other Directorships
T. L. Baker	59	Chairman of the Board, President and Chief Executive Officer	July 26, 2004

Chairman of the Board and Chief Executive of TXU Electric Delivery Company and Chairman of the Board and Chief Executive of TXU Electric Delivery Transition Bond Company; prior thereto Executive Vice President of TXU Corp. and President and Chief Executive of TXU Energy; prior thereto, Executive Vice President of TXU Energy; prior thereto, vice Chairman of Electric Delivery; prior thereto, President of Electric Delivery; prior thereto, President of TXU Electric Company; prior thereto, President, Electric Service Division of TXU Electric Company; other directorships: TXU Electric Delivery Company and TXU Electric Delivery Transition Bond Company LLC.

David A. Campbell	36	None	July 26, 2004

Executive Vice President of TXU Corp.; prior thereto, Principal of McKinsey & Company, Inc.; prior thereto, associate of McKinsey & Company, Inc.; other directorships: TXU Electric Delivery Company, TXU Electric Delivery Transition Bond Company LLC, and TXU Energy Company LLC.

Kirk R. Oliver	47	Executive Vice President and Chief Financial Officer	July 26, 2004

Executive Vice President and Chief Financial Officer of TXU Corp., TXU Electric Delivery Company, TXU Electric Delivery Transition Bond Company, TXU Energy Company LLC and TXU US Holdings Company; prior thereto, Executive Vice President, Chief Financial Officer and Treasurer of TXU Corp. and Treasurer and Assistant Secretary of TXU Electric Delivery Company, TXU Energy Company LLC and TXU US Holdings Company; prior thereto, Treasurer and Assistant Secretary of TXU Corp., TXU Electric Delivery Company, TXU Energy Company LLC and TXU US Holdings Company; other directorships: TXU Electric Delivery Company, TXU Electric Delivery Transition Bond Company LLC, and TXU Energy Company LLC.

Eric H. Peterson	44	None	November 1, 2002

Executive Vice President and General Counsel of TXU Corp.; prior thereto, Senior Vice-President and General Counsel for DTE Energy; prior thereto, partner in the law firm of Worsham, Forsythe & Wooldridge; other directorships: TXU Electric Delivery Company, TXU Electric Delivery Transition Bond Company LLC, and TXU Energy Company LLC.

C. John Wilder	46	None	March 15, 2004

President and Chief Executive of TXU Corp.; prior thereto, Executive Vice President and Chief Financial Officer of Entergy Corporation.; other directorships: TXU Corp., TXU Electric Delivery Company and TXU Energy Company LLC.

Directors of US Holdings receive no compensation in their capacity as Directors.

Identification of Executive Officers and business experience:

Name of Officer	Age	Positions and Offices Presently Held (Current Term Expires in May 2005)	Date First Elected to Present Offices (Current Term Expires in May 2005)	Business Experience (Preceding Five Years)
T. L. Baker	59	Chairman of the Board, President and Chief Executive Officer	July 26, 2004

Chairman of the Board and Chief Executive of TXU Electric Delivery Company and Chairman of the Board and Chief Executive of TXU Electric Delivery Transition Bond Company; prior thereto Executive Vice President of TXU Corp. and President and Chief Executive of TXU Energy; prior thereto, Executive Vice President of TXU Energy; prior thereto, vice Chairman of Electric Delivery; prior thereto, President of Electric Delivery; prior thereto, President of TXU Electric Company; prior thereto, President, Electric Service Division of TXU Electric Company.

M. S. Greene	59	Chairman of the Board, President and Chief Executive of TXU Generation Management Company LLC	July 26, 2004

Chairman of the Board, President and Chief Executive of TXU Generation Management Company LLC and Executive Vice President of TXU Energy Company LLC; prior thereto, Vice Chairman and Chief Executive of TXU Electric Delivery Company; prior thereto, Vice Chairman of TXU Electric Delivery Company; prior thereto, President of TXU Electric Delivery Company; prior thereto, President of Transmission Division of TXU Electric; prior thereto, Executive Vice President of TXU Fuel.

Paul O’Malley	40	Chairman of the Board, President and Chief Executive of TXU Energy Company LLC	July 26, 2004

Chairman of the Board, President and Chief Executive of TXU Energy Company LLC; prior thereto, Senior Vice President and Principal Financial Officer of TXU Energy Company LLC; prior thereto, Chief Financial Officer of TXU Australia; prior thereto, Director - Corporate Finance of Deloitte Touche Tohmatsu.

Kirk R. Oliver	47	Executive Vice President and Chief Financial Officer	July 26, 2004

Executive Vice President and Chief Financial Officer of TXU Corp., TXU Electric Delivery Company, TXU Electric Delivery Transition Bond Company, TXU Energy Company LLC and TXU US Holdings Company; prior thereto, Executive Vice President, Chief Financial Officer and Treasurer of TXU Corp. and Treasurer and Assistant Secretary of TXU Electric Delivery Company, TXU Energy Company LLC and TXU US Holdings Company; prior thereto, Treasurer and Assistant Secretary of TXU Corp., TXU Electric Delivery Company, TXU Energy Company LLC and TXU US Holdings Company.

There is no family relationship between any of the above-named Directors and Executive Officers.

Item 11. EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

US Holdings (the Company) and its affiliates have provided compensation during the last three calendar years to the executive officers named in the Summary Compensation Table for services in all capacities. Certain information presented for 2003 and 2002 has been reclassified to be consistent with the presentation for 2004.

SUMMARY COMPENSATION TABLE
		Annual Compensation			Long-Term Compensation
					Awards		Payouts
				Other				All
				Annual	Restricted	Securities		Other
				Compen-	Stock	Underlying	LTIP	Compen-
Name and		Salary	Bonus	sation	Awards	Options/	Payouts	sation
Principal Position	Year	($)	($)(2)	($)(3)	($)(4)	SARs (#)	($)(5)	($)(6)
T. L. Baker (1) (7) Chairman of the Board, President and Chief Executive Officer of the Company	2004 2003 2002	613,667 516,667 495,000	379,200 400,000 0	--- --- ---	140,625 112,500 112,500	--- --- ---	12,767 17,047 1,109,770	429,850 114,620 119,960
M. S. Greene (1) (7) Chairman of the Board, President and Chief Executive of TXU Generation Management Company LLC	2004 2003 2002	459,500 341,708 326,667	304,200 225,000 98,400	--- --- ---	101,250 73,800 73,800	--- --- ---	8,971 12,683 351,516	286,851 77,110 82,420
Paul O’Malley (1) Chairman of the Board, President and Chief Executive of TXU Energy Company LLC	2004 2003 2002	315,841 246,402 136,590	274,200 137,451 57,177	669,704 933,583 358,862	--- --- ---	--- --- ---	--- --- ---	16,686 24,689 15,631
Kirk R. Oliver (1) (7)……… Executive Vice President and Chief Financial Officer of the Company	2004 2003 2002	370,750 267,500 250,500	304,200 137,000 76,500	--- --- ---	0 0 57,375	--- --- ---	6,901 --- ---	148,145 38,255 34,321
C. John Wilder (1) (7) Former Chairman of the Board and Chief Executive of the Company (from March 15, 2004 until July 26, 2004)	2004 2003 2002	1,055,871 --- ---	15,915,000 --- ---	788,883 --- ---	281,250 --- ---	--- --- ---	36,907,589 --- ---	12,300 --- ---
Erle Nye (1) (7) Former Chairman of the Board and Chief Executive of the Company (until March 15, 2004)	2004 2003 2002	1,033,333 966,667 1,037,500	600,000 1,000,000 1,000,000	--- --- 71,236	236,250 213,750 236,250	--- --- ---	0 1,531 4,286,400	775,234 282,911 299,985
H. Dan Farell (1) (7) Former Executive Vice President and Chief Financial Officer (from March 15, 2004 until July 26, 2004)	2004 2003 2002	438,669 366,667 323,333	228,500 200,000 0	--- --- ---	101,250 84,375 73,125	--- --- ---	9,144 12,683 349,638	173,824 62,236 64,258

(1)
As shown in Item 10, Messrs. Baker, Greene, O’Malley and Oliver have been employed by several TXU Corp. companies. Likewise, Mr. Farell has also been employed by several TXU Corp. companies. Because it would be impractical to allocate such officers’ salaries among the various companies, the table above includes the aggregate compensation paid by all TXU Corp. companies. Messrs. Wilder and Nye were solely compensated by TXU Corp.

(2)
Amounts reported as Bonus in the Summary Compensation Table are attributable for the year earned principally to the named executive officers’ participation in the TXU Annual Incentive Plan (AIP). Under the terms of the AIP effective in 2004, target incentive awards ranging from 75% to 100% of base salary, with a maximum award of 100% of base salary, are established except that Mr. Wilder is entitled to a target bonus of 200% of base salary pursuant to his employment agreement (see footnote (7)). The percentage of the target or maximum actually awarded, if any, is dependent upon the attainment of per share net income goals established in advance by the TXU Corp. Organization and Compensation Committee (Committee), as well as the Committee’s evaluation of the participant’s and TXU Corp.’s performance. The amount reported as bonus for Mr. Wilder includes a signing bonus of $1,000,000, an AIP bonus payment of $2,500,000 for 2004 and the market value at grant of 500,000 shares to a rabbi trust provided for under the terms of his employment agreement with TXU Corp. These shares will be distributed to Mr. Wilder in equal portions on the third and sixth anniversaries of his agreement. See the TXU Corp. Organization and Compensation Committee Report on Executive Compensation for more detail.

(3)
The amounts for Mr. O’Malley reported as Other Annual Compensation consist of benefits provided by TXU Corp. under the standard expatriate policy in connection with his extended assignment in the United States. The amounts reported represent housing and taxes associated with these benefits paid on Mr. O’Malley’s behalf and certain other benefits. The amounts also include final compensation from TXU Australia upon Mr. O’Malley’s permanent move to the United States.

The amount reported for Mr. Wilder as Other Annual Compensation primarily consists of $560,982 for use of the TXU Corp. aircraft and $161,532 for temporary housing and other related expenses associated with Mr. Wilder’s relocation to Dallas, Texas pursuant to his employment agreement as discussed in footnote (7).

For Mr. Nye, the amount reported as Other Annual Compensation during 2002 primarily consists of $39,468 for use of the TXU Corp. aircraft and $20,843 for club dues.

(4)
Amounts reported as Restricted Stock Awards in the Summary Compensation Table are attributable to the named officer’s participation in the Deferred and Incentive Compensation Plan (DICP). In November 2004, the Board of Directors of TXU Corp. approved an amendment to the DICP which will freeze any future participation as of March 31, 2005 (i.e., the end of the current DICP plan year). This amendment prohibits additional deferrals by existing participants and closes the DICP to new participants. As amended, existing DICP accounts will mature and be distributed in accordance with their normal schedule under the terms of the DICP. For DICP plan years beginning on or prior to April 1, 2004, participants in the DICP were permitted to defer a percentage of their base salary not to exceed a maximum percentage determined by the Committee for each plan year and in any event not to exceed 15% of the participant’s base salary. Salary deferred under the DICP is included in amounts reported as Salary in the Summary Compensation Table. TXU Corp. made a matching award (Matching Award) equal to 150% of the participant’s deferred salary. Prior to 2002, one-half of any AIP award (Incentive Award) was deferred and invested under the DICP. Matching Awards are subject to forfeiture under certain circumstances. Under the DICP, a trustee purchased TXU Corp. common stock with an amount of cash equal to each participant’s deferred salary and Matching Award, and accounts were established for each participant containing performance units (Units) equal to such number of common shares. DICP investments, including reinvested dividends, are restricted to TXU Corp. common stock, and the value of each Unit credited to participants’ accounts equals the value of a share of TXU Corp. common stock and is at risk based on the performance of the stock. On the expiration of a five year maturity period, the value of the participant’s maturing accounts are paid in cash based upon the then-current value of the Units; provided, however, that in no event will a participant’s account be deemed to have a cash value which is less than the sum of such participant’s deferrals together with 6% per annum interest compounded annually. Participants may elect to defer amounts that would otherwise mature under the DICP, under and subject to the provisions of the Salary Deferral Program (SDP) as discussed in footnote (6). The maturity period is waived if the participant dies or becomes totally and permanently disabled and may be extended under certain circumstances. Deferrals and matching awards under the DICP made after December 31, 2004, are subject to the provisions of Section 409A. Section 409A was enacted as part of the American Jobs Creation Act of 2004 (2004 Deferred Compensation Legislation) and substantially impacts the federal income tax rules associated with the deferral of income under nonqualified deferred arrangements. A transitional relief period will apply to the 2004 Deferred Compensation Legislation during which the Internal Revenue Service and the Treasury Department are expected to issue guidance and plans will be permitted to be amended for compliance with the 2004 Deferred Compensation Legislation. Accordingly, certain provisions of the DICP may be modified in order to comply with the requirements of Section 409A and related guidance.

Matching Awards that have been made under the DICP are included under Restricted Stock Awards in the Summary Compensation Table. As a result of these awards, undistributed Matching and Incentive Awards made in prior years and dividends reinvested thereon, the number and market value at December 31, 2004 of such Units (each of which is equal to one share of common stock) held in the DICP accounts for Messrs. Baker, Greene, O’Malley, Oliver, Wilder, Nye and Farell were 19,358 ($1,249,752), 13,275 ($857,034), 0 ($0), 4,105 ($265,019), 9,787 ($631,849), 59,816 ($3,861,721) and 13,754 ($887,958), respectively.

(5)
The amounts reported as LTIP Payouts in the Summary Compensation Table for 2003 and 2004 reflect earnings distributed during the year on salaries previously deferred under the DICP. Amounts reported for 2002 also include the vesting and distribution of performance-based restricted stock awards under the Long-Term Incentive Compensation Plan (LTICP). For the LTICP cycles ending in 2003 and 2004, no awards were earned as a result of TXU Corp.’s performance against the applicable performance criteria and accordingly all such awards were forfeited.

The amount of LTIP Payout for Mr. Wilder reflects the vesting of 1,000,000 performance units (each equivalent to one share of TXU Corp.’s stock) issued pursuant to Mr. Wilder’s employment agreement as discussed in footnote (7) and the TXU Corp. Organization and Compensation Committee Report on Executive Compensation. Mr. Wilder’s employment agreement provided for the issuance of 1,000,000 performance units, divided into three roughly equal accounts, which vested when the market price of TXU Corp.’s stock equaled or exceeded $29.00, $31.00 and $33.00, respectively, for 30 consecutive trading days. Such share price vesting performance targets reflected appreciation in the market price of TXU Corp.’s stock of 16.8%, 24.8% and 32.9%, respectively, over the closing share price of $24.83 per share on the last trading day prior to the date Mr. Wilder entered into his employment agreement. All such performance units vested during the period June 3-7, 2004.

The LTICP is a comprehensive, stock-based incentive compensation plan providing for common stock-based awards, including performance-based restricted stock and performance units. Prior to awards granted in 2004, awards granted under the LTICP to the named executive officers were comprised primarily of performance-based restricted stock represented by Restricted Stock Award Agreements (Performance-Based Agreements). During 2004, TXU Corp. also granted awards under the LTICP to certain of its named executive officers pursuant to the terms and conditions of Performance Unit Award Agreements (Unit Agreements). The material terms of awards made under the LTICP to the Company’s named executive officers are described below.

Performance-Based Agreements. Performance-Based Agreements entered into to date under the LTICP provide for the issuance of restricted shares of TXU Corp.’s common stock, which vest at the end of a two or three year performance period as set forth in the applicable Performance-Based Agreement. During the performance period, dividends on restricted shares are reinvested in TXU Corp. common stock and are paid in cash upon release of the restricted shares. Upon vesting, the restricted shares become unrestricted shares of TXU Corp.’s common stock. The number of shares actually awarded pursuant to each Performance-Based Agreement is determined using a formula based on TXU Corp.’s total return to shareholders over the applicable performance period compared to the total return of the companies comprising the Standard & Poor’s 500 Electric Utilities Index. Depending on such total return, the number of shares originally awarded in such Performance-Based Agreement is adjusted to become from 0% to 200% of the original award. Generally, unvested restricted shares are forfeited upon termination of employment for reasons other than death or disability, provided that Performance-Based Agreements with named executive officers with whom TXU Corp. has entered into employment agreements contain provisions intended to conform the forfeiture provisions of the Performance-Based Agreement with the termination provisions of the employment agreement.

Unit Agreements. The Unit Agreements entered into to date under the LTICP provide for the issuance of performance units, each having a value equal to one share of TXU Corp.’s common stock. The performance units vest at the end of a two or three year performance period as set forth in the applicable Unit Agreement. During the performance period, the value of the dividends which would have been paid had the performance units been shares of TXU Corp. common stock are credited to the award and increase the number of performance units subject to the award by the number of shares which could have been purchased with such dividends. The number of performance units actually awarded pursuant to each Unit Agreement is determined using a formula based on TXU Corp.’s total return to shareholders over the applicable performance period compared to the total return of the companies comprising the Standard & Poor’s 500 Electric Utilities Index. Depending on such total return, the number of performance units originally awarded under the Unit Agreement (increased by the value of deemed dividends as described above) is adjusted to become 0% to 200% of such original amount. Upon vesting, each Unit Agreement, as amended pursuant to amendments entered into effective December 31, 2004, requires TXU Corp. to distribute the number of shares of TXU Corp.’s common stock equal to the number of performance units subject to the Unit Agreement. Generally, unvested performance units are forfeited upon termination of employment for reasons other than death or disability, provided that Unit Agreements with named executive officers with whom TXU Corp. has entered into employment agreements contain provisions intended to conform the forfeiture provisions of the Unit Agreement with the termination provisions of the employment agreement.

Under the current terms of the LTICP, the maximum amount of any award (including awards under the Performance-Based Agreements and Unit Agreements) that may be paid in any one year to any of the named executive officers is the fair market value of 100,000 shares of TXU Corp.’s common stock determined as of the first day of such calendar year. The portion of any award that, based on such limitation, cannot be fully paid in any year is automatically deferred until a subsequent year when it can be paid in accordance with applicable legal requirements without violating such LTICP limitation.

As a result of Performance-Based Awards and Performance Unit Awards under the LTICP, and reinvested dividends thereon, the number of shares of restricted stock and/or performance units, as granted, and the notional face value of such shares and/or units at December 31, 2004 held for Messrs. Baker, Greene, O’Malley, Oliver, Wilder, Nye and Farell were 200,772 ($12,961,840), 101,245 ($6,536,377), 79,824 ($5,153,437), 100,193 ($6,468,460), 301,727 ($19,479,495), 426,863 ($27,558,275) and 76,697 ($4,951,558), respectively. The ultimate payouts of these awards depends on meeting the vesting and performance criteria associated with the various individual awards. If and when paid out, the awards will be subject to the retention requirements described in the TXU Corp. Organization and Compensation Committee Report.

As noted, salaries deferred under the DICP are included in amounts reported as Salary in the Summary Compensation Table. Amounts shown in the table below represent the number of shares purchased under the DICP with such deferred salaries for 2004 and the number of shares awarded under the LTICP.

	LONG-TERM INCENTIVE PLANS - AWARDS IN LAST FISCAL YEAR
	Deferred and Incentive
	Compensation Plan
	(DICP)		Long-Term Incentive Compensation Plan (LTICP)
	Number of	Performance	Number of	Performance or
	Shares,	or Other	Shares,	Other Period
	Units or	Period Until	Units or	Until
	Other	Maturation or	Other	Maturation or	Estimated Future Payouts
Name	Rights (#)	Payout	Rights (#)	Payout	Minimum (#)	Maximum (#)
T. L. Baker	3,244	5 Years	75,000	3 Years	0	150,000
M. S. Greene	2,335	5 Years	54,250	3 Years	0	108,500
Paul O’Malley	0	---	56,750	3 Years	0	113,500
Kirk R. Oliver	0	---	69,750	3 Years	0	139,500
C. John Wilder	6,487	5 Years	150,000	2 Years	0	300,000
			150,000	3 Years	0	300,000
Erle Nye	5,449	5 Years	100,000	3 Years	0	200,000
H. Dan Farell	2,335	5 Years	35,000	3 Years	0	70,000

(6) Amounts reported as All Other Compensation in the Summary Compensation Table are attributable to the named executive officers' participation in certain plans and as otherwise described in this footnote.

Under the TXU Thrift Plan (Thrift Plan) all eligible employees of TXU Corp. and any of its participating subsidiaries may invest a portion of their regular salary or wages among a variety of investment options, including certain mutual funds and common stock of TXU Corp. Under the Thrift Plan, TXU Corp. matches a portion of an employee’s contributions. TXU Corp.’s matching contribution is 75% of the first 6% of the employee’s contribution for employees covered under the traditional defined benefit component of the TXU Retirement Plan, and 100% of the first 6% of the employee’s contribution for employees covered under the cash balance component of the TXU Retirement Plan. All matching contributions are invested in common stock of TXU Corp., subject to certain diversification and withdrawal rights provided for in the Thrift Plan. The amounts reported under All Other Compensation in the Summary Compensation Table include these matching amounts which, for Messrs. Baker, Greene, O’Malley, Oliver, Wilder, Nye and Farell were $9,225, $9,225, $0, $9,225, $12,300, $12,300 and $9,225, respectively, during 2004.

Under the Salary Deferral Program (SDP) each employee of TXU Corp. and its participating subsidiaries whose annual salary is equal to or greater than an amount established under the SDP ($107,930 for the program year beginning January 1, 2004) may elect to defer up to 50% of annual base salary, and/or up to 100% of any bonus or incentive award and certain maturing DICP awards, for a period of seven years, for a period ending with the retirement of such employee, or for a combination thereof. TXU Corp. makes a matching award, subject to forfeiture under certain circumstances, equal to 100% of up to the first 8% of salary deferred under the SDP; provided that employees who first become eligible to participate in the SDP on or after January 1, 2002, who are also eligible, or become eligible, to participate in the DICP, are not eligible to receive any SDP matching awards during the period prior to the discontinuation of the DICP on March 31, 2005. Salaries and bonuses deferred under the SDP are included in amounts reported under Salary and Bonus, respectively, in the Summary Compensation Table. Deferrals are credited with earnings or losses based on the performance of investment alternatives under the SDP selected by each participant. At the end of the applicable maturity period, the trustee for the SDP distributes the deferrals and the applicable earnings in cash as a lump sum or in annual installments. TXU Corp. is financing the retirement option portion of the SDP through the purchase of corporate-owned life insurance on the lives of participants. The proceeds from such insurance are expected to allow TXU Corp. to fully recover the cost of the retirement option. Deferrals and matching awards under the SDP made after December 31, 2004, are subject to the provisions of Section 409A. Accordingly, certain provisions of the SDP may be modified in order to comply with the requirements of Section 409A and related guidance. During 2004, matching awards, which are included under All Other Compensation in the Summary Compensation Table, were made for Messrs. Baker, Greene, O’Malley, Oliver, Wilder, Nye and Farell in the amounts of $49,093, $45,950, $0, $29,660, $0, $82,667 and $35,093, respectively.

Under the TXU Split-Dollar Life Insurance Program (Insurance Program) split-dollar life insurance policies are purchased for eligible corporate officers of TXU Corp. and its participating subsidiaries. The eligibility provisions of the Insurance Program were modified in 2003 so that no new participants will be added after December 31, 2003. The death benefit of participants’ insurance policies are equal to two, three or four times their annual Insurance Program compensation depending on their officer category. Individuals who first became eligible to participate in the Insurance Program after October 15, 1996, vest in the policies issued under the Insurance Program over a six-year period. TXU Corp. pays the premiums for the policies and has received a collateral assignment of the policies equal in value to the sum of all of its insurance premium payments; provided that, with respect to executive officers, premium payments made after August 1, 2002, are made on a non-split-dollar life insurance basis and TXU Corp.’s rights under the collateral assignment are limited to premium payments made prior to August 1, 2002. Although the Insurance Program is terminable at any time, it is designed so that if it is continued, TXU Corp. will fully recover all of the insurance premium payments covered by the collateral assignments either upon the death of the participant or, if the assumptions made as to policy yield are realized, upon the later of 15 years of participation or the participant’s attainment of age 65. Because premium payments for the Company’s executive officers were made on a non-split-dollar life insurance basis during 2004, such premiums were fully taxable to the officers, and tax gross-up payments were provided to offset the effect of such taxes. Additional interest was attributed to such officers in 2004 relative to premium payments which had been made on their behalf prior to August 1, 2002. The aggregate amount of premiums and tax gross-up payments and interest attribution for Messrs. Baker, Greene, O’Malley, Oliver, Wilder, Nye and Farell from the term insurance coverage provided and the interest foregone on the remainder of the insurance premiums paid by TXU Corp. amounted to $371,532, $231,676, $0, $109,260, $0, $680,267 and $129,506, respectively.

Mr. O’Malley, while an employee of TXU Australia, participated in the TXU Australia superannuation plan, a tax-favored plan established under Australian law. Under the terms of the plan, employees are permitted but not required to contribute to the Plan. TXU Australia contributed each year a percentage of covered employees’ base salary, 10% in the case of Mr. O’Malley, and these contributions for Mr. O’Malley are included as All Other Compensation.

(7)	TXU Corp. has entered into employment agreements with Messrs. Baker, Greene, Oliver, Wilder, Nye and Farell as hereinafter described in this footnote.

TXU Corp. entered into an employment agreement with Mr. Baker effective July 1, 2000. The agreement, as amended, provides for the continued service by Mr. Baker through February 28, 2006 (Term). Under the terms of the agreement, Mr. Baker will, during the Term, be entitled to a minimum annual base salary of $420,000, eligibility for an annual bonus under the terms of the AIP, and minimum restricted stock awards of 12,000 shares under the LTICP. The agreement entitles Mr. Baker to certain severance benefits in the event he is terminated without cause during the Term, including a lump sum cash payment equal to the greater of his annualized base salary and target bonus, or the total amount of base salary and target bonuses he would have received for the remainder of the Term; a lump sum cash payment in lieu of foregone and forfeited incentive compensation; and health care benefits. The agreement also provides for compensation and benefits under certain circumstances following a change-in-control of TXU Corp. during the Term, including a lump sum cash payment equal to three times his annualized base salary and target bonus; a lump sum cash payment in lieu of foregone and forfeited incentive compensation; health care benefits and a tax gross-up payment to offset any excise tax which may result from such change-in-control payments.

TXU Corp. entered into an employment agreement with Mr. Greene effective July 1, 2000. The agreement, as amended, provides for the continued service by Mr. Greene through June 30, 2006 (Term). Under the terms of the agreement, Mr. Greene will, during the Term, be entitled to a minimum annual base salary of $300,000, eligibility for an annual bonus under the terms of the AIP, and minimum restricted stock awards of 5,000 shares under the LTICP. The agreement entitles Mr. Greene to certain severance benefits in the event he is terminated without cause during the Term, including a lump sum cash payment equal to the greater of his annualized base salary and target bonus, or the total amount of base salary and target bonuses he would have received for the remainder of the Term; a lump sum cash payment in lieu of foregone and forfeited incentive compensation; and health care benefits. The agreement also provides for compensation and benefits under certain circumstances following a change-in-control of TXU Corp., including a lump sum cash payment equal to three times his annualized base salary and target bonus; a lump sum cash payment in lieu of foregone and forfeited incentive compensation; health care benefits and a tax gross-up payment to offset any excise tax which may result from such change-in-control payments.

TXU Corp. entered into an employment agreement with Mr. Oliver effective September 1, 1998. The agreement was amended effective February 28, 2003. Under the agreement, as amended, Mr. Oliver is entitled to certain severance benefits in the event he is terminated without cause on or prior to February 28, 2006 (Term), including a payment equal to the greater of his annualized base salary and target bonus, or the total amount of base salary and target bonuses he would have received for the remainder of the Term; a payment in lieu of forfeited incentive compensation; and health care benefits. The agreement also provides for compensation and benefits under certain circumstances following a change-in-control of TXU Corp. during the Term, including a payment equal to three times his annualized base salary and target bonus; a payment in lieu of foregone and forfeited incentive compensation; health care benefits and a tax gross-up payment to offset any excise tax which may result from such change-in-control payments.

Mr. Wilder served as Chairman and Chief Executive of the Company. from March 15, 2004 until July 26, 2004 and remains as President and Chief Executive of TXU Corp. TXU Corp. entered into an employment agreement with Mr. Wilder effective February 23, 2004. The agreement provides for Mr. Wilder’s service as TXU Corp.’s President and Chief Executive during a five-year term, which may be extended for successive one-year periods subject to the terms of the agreement (Term). TXU Corp. also agreed to use its best efforts to cause Mr. Wilder to be elected as Chairman of the Board effective with TXU Corp.’s 2005 annual shareholder’s meeting. The agreement provides that, during the Term, Mr. Wilder will be entitled to a minimum annual base salary of $1,250,000; target annual bonuses under the TXU Annual Incentive Plan of 200% of such base salary (Annual Bonus) (except that Mr. Wilder is guaranteed receipt of the full 200% bonus in 2004); two initial awards of performance-based restricted stock under the LTICP of 150,000 shares each, one with a two-year performance period and the other with a three-year performance period; and annual performance-based restricted stock awards under the LTICP of 150,000 shares (LTIP Awards) thereafter. Additionally, as provided for in the agreement, TXU Corp. has established a trust, which holds 500,000 shares of TXU Corp. common stock (Trust Shares) purchased by TXU Corp., which Trust Shares are to be distributed to Mr. Wilder in the form of stock, in equal portions on the third and sixth anniversaries of the agreement unless otherwise deferred. TXU Corp. also awarded Mr. Wilder 1,000,000 phantom units of TXU Corp. common stock (Performance Units) divided into three roughly equal accounts, which vested when the market price of TXU Corp.’s stock equaled or exceeded $29.00, $31.00 and $33.00, respectively, for 30 consecutive trading days. Such share price vesting performance targets reflected appreciation in the market price of TXU Corp.’s stock of 16.8%, 24.8% and 32.9%, respectively, over the closing market price of $24.83 per share on the last trading day prior to the date Mr. Wilder entered into his employment agreement. Under the agreement, Mr. Wilder received a signing bonus of $1,000,000, and is entitled to certain fringe benefits, including use of TXU Corp.’s aircraft for security and safety purposes, reimbursement for temporary living expenses, and relocation benefits, as well as tax reimbursement payments related to such fringe benefits. The agreement also provides for certain payments and benefits upon the expiration or termination of the agreement under various circumstances, including: (i) in the event of Mr. Wilder’s termination without cause or resignation for good reason, a lump sum cash payment equal to the base salary and Annual Bonuses he would have received through the remainder of the Term, with a minimum payment equal to two times the sum of his annualized base salary and Annual Bonus; a prorated Annual Bonus for the year of termination; payment of all outstanding LTIP Awards, as well as LTIP awards that would have been made during the remainder of the initial five-year Term, at the times such awards would otherwise have been paid in accordance with their terms; distribution of the Trust Shares when they mature; and certain continuing health care and fringe benefits; and (ii) in the event Mr. Wilder terminates his employment within six months following a change in control of TXU Corp. which occurs on or before the fourth anniversary of the agreement, a prorated Annual Bonus for the year of termination; payment of all outstanding LTIP Awards at the times such awards would otherwise have been paid in accordance with their terms; distribution of the Trust Shares when they mature; and certain continuing health care and fringe benefits. See the TXU Corp. Organization and Compensation Committee Report on Executive Compensation for a description of the factors considered by TXU Corp.’s Organization and Compensation Committee in determining the terms of Mr. Wilder’s employment agreement and determining his compensation.

Mr. Nye served as Chairman of the Board and Chief Executive of the Company from February 27, 1987 until March 15, 2004. Effective June 1, 2002, TXU Corp. entered into a new employment agreement with Mr. Nye, which superseded his previous employment agreement. The new agreement provides for an initial term expiring May 31, 2005, and a secondary term expiring May 31, 2007. During the initial term, Mr. Nye served as TXU Corp.’s Chairman of the Board and Chief Executive until the election of Mr. Wilder as TXU Corp.’s Chief Executive in February 2004, at which time Mr. Nye continued to serve as TXU Corp.’s Chairman of the Board. During the secondary term, Mr. Nye will continue as an employee of TXU Corp. or, with TXU Corp.’s approval, he may retire and serve TXU Corp. in a consulting capacity through the expiration of the secondary term. Mr. Nye will, during the initial term, be entitled to a minimum annual base salary of $1,050,000, eligibility for an annual bonus under the terms of the AIP, and minimum annual restricted stock awards of 40,000 shares under the LTICP. The agreement also provides for a special payment of $1,000,000 in consideration for his entering into the new agreement, which amount is payable in equal annual installments over a five year period. During the secondary term, Mr. Nye will be entitled to an annual base salary equal to 75% of his base salary prior to expiration of the initial term and eligible for a prorated bonus under the terms of the AIP for the 2005 AIP plan year. The agreement also provides Mr. Nye with certain benefits following his retirement, including office space and administrative support for a period of five years, use of TXU Corp.’s aircraft for a period of five years (for participation in business, civic and community activities with which he was involved during his tenure as Chairman of the Board and Chief Executive of TXU Corp.), annual medical examinations and financial planning services. The agreement also reconfirms TXU Corp.’s prior agreement to fund the retirement benefit to which Mr. Nye will be entitled under TXU Corp.’s supplemental retirement plan. Additionally, the agreement entitles Mr. Nye to certain severance benefits in the event he dies, becomes disabled, is terminated without cause or resigns or retires with TXU Corp.’s approval during the term of the agreement, including the base salary and annual incentive awards he would have received; payment of the remaining special award installments at the terms provided for in the agreement; a lump sum cash payment in lieu of foregone and forfeited incentive compensation; and health care benefits. The agreement also provides for compensation and benefits under certain circumstances following a change-in-control of TXU Corp. during the initial term, including a payment equal to the greater of three times his annualized base salary and target bonus or the total base salary and bonus he would have received for the remainder of the term of the agreement; any unpaid portion of the special bonus; a payment in lieu of foregone and forfeited incentive compensation; health care benefits; and a tax gross-up payment to offset any excise tax which may result from such change-in-control payments.

Mr. Farell served as Executive Vice President and Chief Financial Officer of the Company from March 15, 2004 until July 26, 2004, and has, thereafter, continued to serve TXU Corp. and its subsidiaries in other roles. TXU Corp. entered into an employment agreement with Mr. Farell effective February 28, 2003. The agreement provides for the continued service by Mr. Farell through February 28, 2006 (Term). Under the terms of the agreement, Mr. Farell will, during the Term, be entitled to a minimum annual base salary of $375,000 and to participate in all employee benefit plans to the extent that he is qualified to do so by virtue of his employment with TXU Corp. The agreement entitles Mr. Farell to certain severance benefits in the event he is terminated without cause during the Term, including a lump sum cash payment equal to the greater of his annualized base salary and target bonus, or the total amount of base salary and target bonuses he would have received for the remainder of the Term; a lump sum cash payment in lieu of forfeited incentive compensation; and health care benefits. The agreement also provides for compensation and benefits under certain circumstances following a change-in-control of TXU Corp. during the Term, including a lump sum cash payment equal to three times his annualized base salary and target bonus; a lump sum cash payment in lieu of foregone and forfeited incentive compensation; health care benefits and a tax gross-up payment to offset any excise tax which may result from such change-in-control payments.

TXU Corp. and its participating subsidiaries maintain a retirement plan (Retirement Plan), which is qualified under applicable provisions of the Internal Revenue Code of 1986, as amended (Code). The Retirement Plan contains both a traditional defined benefit component and a cash balance component. Annual retirement benefits under the traditional defined benefit component, which applied during 2004 to each of the named officers other than Messrs. O’Malley, Wilder and Nye, are computed as follows: for each year of accredited service up to a total of 40 years, 1.3% of the first $7,800, plus 1.5% of the excess over $7,800, of the participant’s average annual earnings during his or her three years of highest earnings. The cash balance component covers all employees who first become eligible to participate in the Retirement Plan on or after January 1, 2002, and employees previously covered under the traditional defined benefit component who elected to convert the actuarial equivalent of their accrued traditional defined benefit to the cash balance plan component. Mr. Nye elected to convert to the cash balance component. Mr. Wilder will be eligible to participate in the cash balance component of the Retirement Plan beginning March 1, 2005, after he has met the one year eligibility requirement under the Retirement Plan. Mr. O’Malley was eligible to participate in the Plan on August 1, 2004. Under the cash balance component, hypothetical accounts are established for participants and credited with monthly contribution credits equal to a percentage of the participant’s compensation (3.5%, 4.5%, 5.5% or 6.5% depending on the participant’s combined age and years of accredited service) and interest credits based on the average yield of the 30-year Treasury bond for the 12 months ending November 30 of the prior year. Amounts reported under Salary for the named executive officers in the Summary Compensation Table approximate earnings as defined under the traditional defined benefit component of the Retirement Plan without regard to any limitations imposed by the Code. Benefits paid under the traditional defined benefit component of the Retirement Plan are not subject to any reduction for Social Security payments but are limited by provisions of the Code. Based on benefits accrued under the cash balance component of the Retirement Plan as of December 31, 2004, the estimated annual benefit payable in the form of a straight-life annuity as of that date for Mr. Nye is $1,396,135. As of December 31, 2004, years of accredited service under the Retirement Plan for Messrs. Baker, Greene, O’Malley, Oliver, Wilder, Nye and Farell were 34, 34, 0, 5, 0, 40 and 30, respectively.

PENSION PLAN TABLE
	Years of Service
Remuneration	20	25	30	35	40
$ 50,000	$ 14,688	$ 18,360	$ 22,032	$ 25,704	$ 29,376
100,000	29,688	37,110	44,532	51,954	59,376
200,000	59,688	74,610	89,532	104,454	119,376
400,000	119,688	149,610	179,532	209,454	239,376
800,000	239,688	299,610	359,532	419,454	479,376
1,000,000	299,688	374,610	449,532	524,454	599,376
1,400,000	419,688	524,610	629,532	734,454	839,376

TXU Corp.’s supplemental retirement plan (Supplemental Plan) provides for the payment of retirement benefits, which would otherwise be limited by the Code or the definition of earnings in the Retirement Plan, as well as retirement compensation not payable under the Retirement Plan which TXU Corp. or its participating subsidiaries are obligated to pay. Under the Supplemental Plan, retirement benefits are calculated in accordance with the same formula used under the qualified plan, except that, with respect to calculating the portion of the Supplemental Plan benefit attributable to service under the traditional defined benefit component of the Retirement Plan, earnings also include AIP awards (100% of the AIP awards are reported under Bonus for the named officers in the Summary Compensation Table). The table set forth above illustrates the total annual benefit on a straight-life basis payable at retirement under the Retirement Plan inclusive of benefits payable under the Supplemental Plan, prior to any reduction for earlier-than-normal or a contingent beneficiary option which may be selected by participants. Under current guidance, benefits accrued and paid under the Supplemental Plan after December 31, 2004, are subject to the provisions of Section 409A (as previously discussed in footnote (4)). As additional guidance is issued by the Internal Revenue Service and Treasury Department regarding Section 409A and related guidance, TXU Corp. may make conforming changes to the Supplemental Plan.

The following report and performance graph are presented herein for information purposes only. This information is not required to be included herein and shall not be deemed to form a part of this report to be “filed” with the Securities and Exchange Commission. The report set forth hereinafter is the report of the Organization and Compensation Committee of the Board of Directors of TXU Corp. as is currently expected to be filed with the SEC in the 2005 proxy statement of TXU Corp.  and is illustrative of the methodology utilized in establishing the compensation of executive officers of US Holdings. References in the report to the “Company” are references to TXU Corp. and references to “this proxy statement” are references to TXU Corp.’s proxy statement in connection with TXU Corp.’s 2005 annual meeting of shareholders.

ORGANIZATION AND COMPENSATION COMMITTEE REPORT
ON EXECUTIVE COMPENSATION

Overview

The Organization and Compensation Committee of the Board of Directors: (i) reviews and approves corporate goals and objectives relevant to the compensation of the Chief Executive (CEO), evaluates the CEO’s performance in light of those goals and objectives and determines and approves the CEO’s compensation based on such evaluation; (ii) oversees the evaluation of senior executive officers other than the CEO and reviews, determines and approves their compensation levels, (iii) administers and makes recommendations to the Board with respect to the adoption, amendment or termination of incentive compensation, equity-based and other executive compensation and benefits plans, policies and practices; (iv) reviews and discusses with the Board executive management succession planning; and (v) makes recommendations to the Board with respect to the compensation of the Company’s non-employee directors. The role and responsibilities of the Committee are fully set forth in the Committee’s written charter which was approved by the Board of Directors and which is posted on the Company’s website. As provided in its charter, the Committee has the sole authority to retain and terminate any compensation consultant to be used to assist in the evaluation of compensation provided to officers and directors. The Committee consists only of directors of the Company who satisfy the requirements for independence under applicable NYSE Listing Standards. There were seven meetings of the Organization and Compensation Committee in 2004. The Committee has directed the preparation of this report and has approved its content and submission to the shareholders.

Compensation Philosophy

As a matter of policy, the Committee believes that levels of executive compensation should be based upon an evaluation of the performance of the Company and its officers generally, as well as in comparison to persons with comparable responsibilities in similar business enterprises. Compensation plans should directly align executive compensation with positive, sustained returns to shareholders with due consideration accorded to balancing both long-term and short-term objectives. The overall compensation program emphasizes variable compensation elements with a direct link to company financial performance and to individual performance. The Committee has determined that, as a matter of policy to be implemented over time, the base salaries of the officers will be generally established around the median, or 50th percentile, of the base salaries provided by comparable utility or energy companies, or other relevant market. The Committee has also determined that annual incentive compensation targets will be generally set around the median, or 50th percentile, of the targets provided by such comparable market; however, the Committee also determined that annual incentive targets may reach the 75th percentile, or above, of such comparable market in circumstances where the Company’s annual performance goals reach the 75th percentile or better relative to such market. Long-term incentive compensation will generally balance absolute and relative stock price performance, and will be generally targeted at the 50th percentile of the comparable market. The Committee reserves the right to set compensation above the median in appropriate circumstances. Such compensation principles and practices are intended to allow the Company to attract, retain and motivate its key executives, to reward executives appropriately for their contribution to the attainment of key strategic objectives, and to align the interests of executives and shareholders through equity-based plans and performance measures.

In furtherance of these policies, nationally recognized executive compensation consultants have been retained to assist the Committee in its periodic reviews of compensation and benefits provided to officers. The consultants utilize extensive nationwide survey data that tracks compensation trends of comparable utilities and energy companies as well as to general industry with respect both to the level and composition of officers’ compensation.

Description of 2004 Executive Compensation Program

The compensation of the officers of the Company consists principally of (i) base salaries, (ii) the opportunity to earn an incentive award under the Annual Incentive Plan (AIP), (iii) awards of performance-based restricted shares or performance units under the Long-Term Incentive Compensation Plan (Long-Term Plan) and, to a lesser extent, (iv) the opportunity to participate in the Deferred and Incentive Compensation Plan (DICP). The AIP award, if any, is based on overall company performance, achievement of strategic goals and objectives and individual performance. The ultimate value, if any, of awards of performance-based restricted shares under the Long-Term Plan, as well as the value of future payments under the DICP is directly related to the future performance of the Company’s common stock, which aligns the officers’ and shareholders’ interests. The Long-Term Plan is expected to be replaced by the 2005 Omnibus Incentive Plan (Omnibus Plan), if approved by shareholders. The Company also intends to continue to provide incentive award opportunities under an annual incentive plan, subject to maximum award levels established for executive officers under the Omnibus Plan. It is anticipated that performance-based incentive awards under the Omnibus Plan will, in future years, continue to constitute a substantial percentage of the officers’ total compensation.

Base Salary. Consistent with the Committee’s philosophy, base salaries for the Company’s executive officers in 2004 were generally set around the median, or 50th percentile, of the base salaries provided by utility and energy companies comparable to the Company or of the base salaries provided by the most relevant comparable company set for a specific executive position. The Committee reviews base salaries on an annual basis although salaries for senior officers may be frozen for a period of time once they have achieved market levels. In this process, along with the aforementioned industry benchmarks the Committee also takes account of the particular capabilities, performance, and experience of individual executives.

Annual Incentive Compensation. Awards under the AIP are directly related to attaining corporate financial performance goals, such as earnings growth, cash flow growth, or return on invested capital, as well as strategic goals and objectives, such as business unit performance, service quality and employee safety, as established and assessed by the Committee. The AIP, which was first approved by the shareholders in 1995 and re-approved in 2000, is administered by the Committee and provides an objective framework for assessing annual individual and corporate performance. Annual incentive awards for officers were determined under the terms of the AIP in 2004. The Company expects that, in 2005, annual incentive awards will be determined under an annual incentive plan subject to maximum award levels established under the Omnibus Plan. The evaluation of each individual participant’s performance under the AIP may be based upon the attainment of a combination of corporate, group, business unit and individual performance, and competitiveness with comparable external positions as measured by periodic compensation surveys. Depending on the results of such performance evaluations, and the attainment of the performance goals established in advance, the Committee may provide annual incentive compensation awards to eligible officers. The combination of individual and Company results, together with the Committee’s evaluation of the competitive level of compensation which is appropriate for such results, determines the amount of annual incentive, if any, actually awarded. Awards under the AIP constitute the principal annual incentive component of officers’ compensation.

Long-Term Incentive Compensation. The Long-Term Plan, which was first approved by the shareholders in 1997 and re-approved as amended in 2002, is also administered by the Committee and is a comprehensive stock-based incentive compensation plan under which all awards are made in, or based on the value of, the Company’s common stock. Awards under the Long-Term Plan constitute the principal long-term component of officers’ compensation. The ultimate value, if any, of awards under the Long-Term Plan are directly related to the future performance of the Company’s common stock. The Long-Term Plan provides that, in the discretion of the Committee, awards may be in the form of stock options, stock appreciation rights, performance and/or restricted stock or stock units or in any other stock-based form. The purpose of the Long-Term Plan is to provide performance-related incentives linked to long-term performance goals. Such performance goals may include financial performance criteria such as absolute or relative levels of total shareholder return, revenues, sales, net income or net worth of the Company, any of its subsidiaries, business units or other areas, all as the Committee may determine. Awards under the Long-Term Plan provided to the officers of the Company have been almost exclusively in the form of performance-based restricted stock or performance units settled in shares, as more fully described hereinafter.

The basis for awards to executives under the Long-Term Plan is similar to that of the awards under the AIP - i.e., a combination of attaining corporate performance goals and accomplishing strategic goals and objectives, as well as individual performance and competitiveness with the market median. The Committee utilizes nationally recognized executive compensation consultants and extensive nationwide market data to determine appropriate award levels.

Other Benefits. The Company also provides certain benefits and perquisites to its executive officers, in addition to those provided to other employees. These benefits and perquisites are not tied to any formal performance criteria and are intended to serve as part of a competitive total compensation program and to enhance the executive’s ability to conduct the Company’s business. These benefits include use of the Company aircraft, financial counseling, and reimbursement for certain country club membership costs. In addition as described on page 16 in footnote (3) to the Summary Compensation Table, the Company’s executives had been permitted to defer up to 15% of their base salary, together with a Company matching contribution equal to 150% of such deferrals, into an account under the DICP; however, the Board, on recommendation of the Committee, has taken action to close the Plan to any additional deferrals after March 31, 2005. Also, as described on page 20 in footnote (5) to the Summary Compensation Table, the Company provides split-dollar life insurance to eligible corporate officers; however, this program was closed to new participants after December 31, 2003.

Basis for 2004 Compensation. In establishing levels of executive compensation, the Committee has reviewed periodic nationwide compensation and performance data, including the performance measures under the AIP and the reports of its executive compensation consultants. Information was also gathered from industry sources and other published and private materials which provided a basis for comparing comparable electric and gas utilities and other survey groups representing a large variety of business organizations. Included in the data considered were the comparative returns provided by the companies in the Standard & Poor’s 500 Electric Utilities Index, which are reflected in the graph on page 32. Compensation amounts were established by the Committee based upon its consideration of the above comparative data and its subjective evaluation of Company and individual performance at levels consistent with the Committee’s policy relating to total direct compensation.

Since its last report to shareholders which was published in the proxy statement for the 2004 annual meeting of shareholders, the Committee has considered officers’ compensation matters at several meetings. The results of Committee actions taken in 2004 are included in the Summary Compensation Table and related materials on pages 15 through 23 of this proxy statement. Generally speaking, actions taken at those meetings reflected the Committee’s consideration of the following aspects of the Company’s performance and results in 2004: The Company achieved significant improvement in its 2004 financial performance and financial flexibility measures. The Company also achieved significant improvements in returns on invested capital, based on results from continuing operations and excluding special items. The Company’s nuclear plant operations achieved record-setting production levels in 2004, as did the Company’s coal-fired electric power generation plants. Customer service also showed significant improvement, as call wait times dropped to 15 seconds or less in the latter half of the year and the three-year average system reliability of the electric transmission and distribution network continued to improve. The Company completed numerous asset sales, including the sale of TXU Australia, TXU Gas, and TXU Fuel, yielding total proceeds of nearly $7 billion. These proceeds were redeployed as part of an overall capital and liability management program that resulted in significant balance sheet restructuring and the return of value to shareholders through share repurchases and a substantial dividend increase. The Committee also considered the increase of more than 170% in the price of the Company’s common stock during 2004.

Although the Company achieved strong financial results in 2004 in excess of the EPS thresholds for maximum allowed payout, the Committee, based on management’s recommendation, determined that funding for officers’ 2004 AIP awards should be limited to a target payout.

Primarily at its meetings in February 2004 and July 2004, the Committee provided awards of performance-based restricted shares under the Long-Term Plan to officers and other key employees. The ultimate value of all of such awards, if any, will be determined by the Company’s total return to shareholders over future performance periods compared to the total returns for those periods of the companies comprising the Standard & Poor’s 500 Electric Utilities Index. Depending upon the Company’s relative total return for such periods, the officers may earn from 0% to 200% of the original award, and their compensation is, thereby, directly related to shareholder value. All of the awards under the Long-Term Plan contemplate that 200% of the original award will be provided if the Company’s total return is in the 81st percentile or above of the returns of the companies comprising the Standard & Poor’s 500 Electric Utilities Index and that such percentage of the original award will be reduced as the Company’s return compared to the returns provided by the companies in the Index declines so that 0% of the original award will be provided if the Company’s total return is in the 40th percentile or below of returns provided by the companies comprising the Index. Information relating to awards made to the named executive officers in 2004 is contained in the table on page 19 of this proxy statement. These awards, and any awards that may be made in the future, are based upon the Committee’s evaluation of the appropriate level of long-term compensation consistent with its policy relating to total direct compensation.

Proposed Changes to the Compensation Program for 2005. During 2004, the Committee, with the assistance of nationally recognized compensation consultants, undertook a review of the Company’s annual and long-term incentive programs. The goals of this review were to ensure that the Company’s compensation programs support changes in the Company’s business strategy, model and structure, as well as reflect the changing external environment with respect to compensation practices. The Committee believes that the resulting modifications to the Company’s compensation programs will provide more emphasis to variable compensation “at risk” elements with a direct link to Company financial performance and to individual performance, and are aligned with sustained shareholder returns. The Company will more directly utilize individual performance as a factor in awarding long-term incentive grants and in determining award payments under the annual incentive plan. The Omnibus Plan has been approved by the Board of Directors, subject to shareholder approval at the 2005 annual meeting of shareholders to provide for the grant and payment of long-term incentive awards to employees and non-employee directors and annual incentives to executive officers.

Chief Executive 2004 Compensation. In connection with Mr. Wilder’s employment effective February 23, 2004, the Company entered into the employment agreement described on pages 20 & 21. The Committee and the Board unanimously approved the terms and conditions of the employment agreement after consideration of Mr. Wilder's qualifications and experience, his previous compensation levels, foregone awards and other compensation at his prior employer, and the competitive marketplace for executive talent at comparable energy companies.

The Committee was guided by certain key principles in determining the terms of Mr. Wilder’s employment agreement. These principles included:

•	obtaining the best possible management talent to lead the Company;
•	instilling strong pay-for-performance metrics based on driving sustained growth in the Company’s financial results and shareholder returns; and
•	linking Mr. Wilder’s compensation directly to the interests of shareholders.

Given the Company’s performance in 2004, the Committee believes that Mr. Wilder’s performance has dramatically exceeded expectations. The Company’s market capitalization increased $7.8 billion or 102% in 2004, which was the largest increase in the history of the Company. Additionally the total shareholder return for common stock of the Company for 2004 was 178%, over 6.5 times the 27% total return for the Standard & Poor’s 500 Electric Utilities index, and third highest in the Standard & Poor’s 500. Mr. Wilder’s 2004 compensation was less than 1% of the increase in the Company’s market capitalization from the time of his hiring through the end of 2004.

Under his employment agreement, Mr. Wilder is entitled to an annual base salary of $1,250,000, or such higher amount as determined in the sole discretion of the Board of Directors. Mr. Wilder’s employment agreement also provides Mr. Wilder the opportunity to earn an annual cash bonus under the AIP. The Committee approved a 2004 AIP bonus for Mr. Wilder of $2,500,000, equal to the target payout level established for Mr. Wilder pursuant to his agreement. In addition, Mr. Wilder received a one-time sign-on bonus of $1,000,000. Mr. Wilder’s employment agreement also provides for equity-linked compensation. In connection with his employment, the Company created a rabbi trust (the sole beneficiary of which is Mr. Wilder) to which the Company contributed 500,000 shares of its common stock. The agreement provides that Mr. Wilder’s right to receive such shares shall be nonforfeitable at all times and that half of such shares shall be distributed to Mr. Wilder on each of the third and sixth anniversaries of his employment, unless otherwise deferred by Mr. Wilder. To attract Mr. Wilder to the Company, the shares held in the rabbi trust were provided to partially compensate him for forfeited compensation and benefits from his former employer, which is a customary practice in executive employment. The deferral of Mr. Wilder’s ability to receive such shares furthers the Company’s goals of encouraging retention and placing an emphasis on long-term stock price appreciation. Mr. Wilder’s employment agreement provided for the issuance of 1,000,000 performance units (each representing the equivalent of one share of the Company’s stock), divided into three roughly equal accounts, which vested when the Company’s share price equaled or exceeded $29.00, $31.00 and $33.00, respectively, for 30 consecutive trading days. Such share price vesting performance targets reflected appreciation in the market price of the Company’s stock of 16.8%, 24.8% and 32.9%, respectively, over the closing share price of the Company’s common stock of $24.83 per share on the last trading day prior to the date Mr. Wilder entered into his employment agreement. These performance targets were intended to further the emphasis on long-term share appreciation and the targets substantially exceeded the long-term historical stock appreciation performance of the Company and the industry in which the Company competes. For the twenty year period from 1984 to 2003, the Company’s shares appreciated a total of 2%. For the ten year period from 1994 to the end of 2003, the Company’s shares depreciated a total of 45%. For the five year period from 1999 to 2003 the Company’s shares depreciated a total of 46%. The targets also exceeded the total Standard & Poor’s 500 Electric Utilities Index price appreciation for the ten year period from 1994 to the end of 2003 of 13% and the Index price depreciation for the five year period from 1999 to 2003 of 9%. Pursuant to his employment agreement, the Committee also granted Mr. Wilder two separate “performance-based” restricted stock awards in 2004, each with a target of 150,000 shares. The first grant has a two-year performance period (April 1, 2004 through March 31, 2006) and the second grant has a three-year performance period (April 1, 2004 through March 31, 2007). Payouts in respect of such grants shall be based on the Company’s total shareholder return relative to companies comprising Standard & Poor’s 500 Electric Utilities Index as described above and shall range from no payout (in the event that the Company’s total shareholder return is in the 40th percentile or below of companies in the Index) to 200% of target (in the event that the Company’s total shareholder return is in the 81st percentile or above of companies in the Index). The linkage of the payouts in respect of such shares to the Company’s performance relative to its peers in the Index, together with the length of the related performance periods, is intended to encourage retention and further align the interests of the Company’s senior management with those of its shareholders.

The agreement also entitles Mr. Wilder to certain fringe benefits and tax reimbursement payments related to certain of those fringe benefits, as well as benefits upon the expiration or termination of the agreement under various circumstances. The agreement also allows him to elect to defer the receipt of certain payments. The Committee determined, based upon its subjective evaluation of competitive market conditions, that the amount as well as the form of Mr. Wilder’s compensation was required and appropriate in order to attract, incent and retain an individual with Mr. Wilder’s capabilities. A very significant portion of Mr. Wilder’s total expected future compensation (namely his annual bonus and performance-based restricted stock awards) will only be provided based on the Company’s future performance, and his compensation is, therefore, directly linked to shareholders’ long-term interests.

Actions taken by the Committee in 2004 with respect to Mr. Nye’s compensation reflected the transition of Mr. Nye from the Chief Executive to Chairman of the Board. Mr. Nye’s annual salary was restored to $1,050,000 pursuant to his employment agreement with the Company, eliminating the temporary one-year reduction taken voluntarily by Mr. Nye following business reversals of the Company in late 2002. Notwithstanding that his employment agreement entitled him to a higher amount, Mr. Nye voluntarily agreed, with Committee approval, to limit his 2004 AIP bonus to $600,000. In addition, in February 2004 the Committee made an award to Mr. Nye of 100,000 performance-based restricted shares under the Long-Term Plan described above. In making this award, the Committee considered Mr. Nye’s continuation as Chairman of the Board, as well as his expected role in providing advice and counsel to Mr. Wilder during the transition period.

As previously reported, the Company has entered into employment agreements, as approved by the Committee, with certain officers. The terms of employment agreements with the named executive officers are described in footnote (6) to the Summary Compensation Table on pages 20 through 23 of this proxy statement.

Certain of the Company’s business units have developed separate annual incentive compensation plans. Those plans focus on the results achieved by those individual business units and the compensation opportunities provided by those plans are considered to be competitive in the markets in which those units compete. Generally, officers may not participate in both the traditional incentive compensation plans as discussed herein and the business unit plans.

In discharging its responsibilities with respect to establishing officers’ compensation, the Committee normally considers such matters at its February and May meetings. Although Company management may be present during Committee discussions of officers’ compensation, Committee decisions with respect to the compensation of the Chief Executive are reached in private session without the presence of any member of Company management.

Executive Stock Ownership

The Company believes that the financial interests of its executives should be aligned with those of its shareholders. Accordingly, in 2004 the Company adopted stock ownership guidelines that apply to the Chief Executive, the Company’s Senior Leadership Team and approximately 40 members of the Company’s Leadership Team. The Chief Executive is expected to own common stock of the Company having a value equal to at least five times his annual salary. Members of the Senior Leadership Team are expected to own common stock of the Company having a value equal to at least three times their annual salaries. Other members of the Leadership Team are expected to own common stock of the Company having a value equal to at least one times their annual salaries. The Company will monitor compliance through an annual survey, and executives will have five years in which to comply with the guidelines. In addition, given that the Company is entering the second year of a multi-year restructuring program, the Company has adopted a requirement that these same executives retain a substantial portion of any shares of common stock of the Company (on an after-tax basis) received in settlement of awards under the Long-Term Plan, even if the executive’s stock ownership meets or exceeds the stated ownership guidelines.

Deductibility of Executive Compensation

Section 162(m) of the Internal Revenue Code limits the tax deductibility by a publicly held corporation of compensation in excess of $1 million paid to the Chief Executive Officer or any other of its four most highly compensated executive officers, unless that compensation is “performance-based compensation” as defined by the Code. The Company believes that awards under the AIP and the Long-Term Plan qualify as performance-based compensation and are not subject to any deductibility limitations under Section 162(m). In addition, the DICP and the Salary Deferral Program require the deferral of distributions of maturing amounts until a time when such amounts would be deductible.

The Committee considers deductibility under Section 162(m) with respect to other compensation arrangements with executive officers. However, the Committee and the Board believe that it is in the best interest of the Company that the Committee retain its flexibility and discretion to make compensation awards, whether or not deductible, when such awards are consistent with the strategic goals and best interests of the Company and its shareholders. This flexibility is necessary to foster achievement of performance goals established by the Committee as well as other corporate goals that the Committee deems important to the Company’s success, such as encouraging employee retention and rewarding achievement.

Shareholder comments to the Committee are welcomed and should be addressed to the Secretary of the Company at the Company’s offices.

              Organization and Compensation Committee

J. E. Oesterreicher, Chair                              Kerney Laday (appointed April 1, 2005)
E. Gail de Planque                                 Jack E. Little
Derek C. Bonham                                  Herbert H. Richardson
William M. Griffin

PERFORMANCE GRAPH

The following graph compares the performance of TXU Corp.’s common stock to the S&P 500 Index and S&P 500 Electric Utilities Index for the last five years. The graph assumes the investment of $100 at December 31, 1999 and that all dividends were reinvested. The amount of the investment at the end of each year is shown in the graph and in the table which follows.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security ownership of certain beneficial owners at February 28, 2005:

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Class A common stock, without par value, of US Holdings	TXU Corp. Energy Plaza 1601 Bryan Street Dallas, TX 75201	2,062,768 shares voting and investment power	100%

Class B common stock, without par value, of US Holdings	TXU US Holdings Investment Company LLC (a) 1403 Foulk Road Wilmington, DE 19803	39,192,594 shares voting and investment power	100%

(a)  A wholly-owned subsidiary of TXU Corp.

Security ownership of management February 28, 2005:

The following lists the common stock of TXU Corp. owned by the Directors and certain current and former Executive Officers of US Holdings. The named individuals have sole voting and investment power for the shares of common stock reported. Ownership of such common stock by the Directors and Executive Officers, individually and as a group, constituted less than 1% of the outstanding shares at February 28, 2005. None of the named individuals own any of the preferred stock of US Holdings or the preferred securities of any subsidiaries of US Holdings.

	Number of Shares
Name	Beneficially Owned	Share Units (1)		Total
T. L. Baker	226,361	32,545		258,906
David A. Campbell	0	0		0
M. S. Greene	4,860	22,318		27,178
Paul O’Malley	0	0		0
Kirk R. Oliver	1,468	6,902		8,370
Eric H. Peterson	110,010	11,393		121,403
C. John Wilder	891,968	519,332	(2)	1,411,300
Erle Nye	473,179	100,561		573,740
H. Dan Farell	84,622	23,124		107,746
All Directors and Executive Officers as a group (9)	1,792,468	716,175		2,508,643
_________________

(1)
Share units held in deferred compensation accounts under the Deferred and Incentive Compensation Plan (DICP). This plan allows such units to be paid only in the form of cash. Investments in such units create an investment stake in the performance of TXU Corp.’s common stock similar to investments in actual shares of common stock, although investments in the DICP have a minimum guaranteed return of six percent (6%) as described in footnote (4) to the Summary Compensation Table.

(2)
Share units include shares held in a trust account established for Mr. Wilder pursuant to his employment agreement. See the TXU Corp. Organization and Compensation Committee Report on Executive Compensation for more details.

Item 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSATIONS

NONE

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

US Holdings has no Audit Committee of its own, but relies upon the TXU Corp. Audit Committee (Committee). The Committee has adopted a policy relating to engagement of TXU Corp.’s independent auditors. The policy provides that in addition to the audit of the financial statements, related quarterly reviews and other audit services, Deloitte & Touche LLP may be engaged to provide nonaudit services as described herein. Prior to engagement, all services to be rendered by the independent auditors must be authorized by the Committee in accordance with preapproval procedures which are defined in the policy. The preapproval procedures require (i) the annual review and preapproval by the Committee of all anticipated audit and nonaudit services; and (ii) the quarterly preapproval by the Committee of services, if any, not previously approved and the review of the status of previously approved services. The Committee may also approve certain ongoing nonaudit services not previously approved in the limited circumstances provided for in the SEC rules. All services performed by the independent auditor were preapproved.

The policy defines those nonaudit services which Deloitte & Touche LLP may also be engaged to provide as follows: (i) audit related services (e.g. due diligence related to mergers, acquisitions and divestitures; employee benefit plan audits; accounting and financial reporting standards consultation; internal control reviews; and the like); (ii) tax services (e.g. Federal and state tax returns; regulatory rulings preparation; general tax, merger, acquisition and divestiture consultation and planning; and the like); and (iii) other services (e.g. process improvement, review and assurance; litigation and rate case assistance; general research; and the like). The policy prohibits the engagement of Deloitte & Touche LLP to provide (i) bookkeeping or other services related to the accounting records or financial statements of US Holdings; (ii) financial information systems design and implementation services; (iii) appraisal or valuation services, fairness opinions, or contribution in-kind reports; (iv) actuarial services; (v) internal audit outsourcing services; (vi) management or human resources functions; (vii) broker-dealer, investment advisor, or investment banking services; (viii) legal and expert services unrelated to the audit; (ix) tax or financial planning advice to any officer of TXU Corp. and its subsidiaries; and (x) any other services that the Public Company Accounting Oversight Board determines, by regulation, to be impermissible.

Compliance with the Committee’s policy relating to the engagement of Deloitte & Touche LLP is monitored on behalf of the Committee by TXU Corp.’s chief internal audit executive. Reports from Deloitte & Touche LLP and the chief internal audit executive describing the services provided by the firm and fees for such services are provided to the Committee no less often than quarterly.

For the years ended December 31, 2004 and 2003, fees billed to US Holdings by Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu and their respective affiliates were as follows:

	2004	2003

Audit Fees. Fees for services necessary to perform the annual audit, review Securities and Exchange Commission filings, fulfill statutory and other attest service requirements, provide comfort letters and consents.	$1,526,000	$1,839,000

Audit-Related Fees. Fees for services including employee benefit plan audits, due diligence related to mergers, acquisitions and divestitures, accounting consultations and audits in connection with acquisitions, internal control reviews, attest services that are not required by statute or regulation, and consultation concerning financial accounting and reporting standards	882,000	165,000

Tax Fees. Fees for tax compliance, tax planning, and tax advice related to mergers and acquisitions, divestitures, and communications with and requests for rulings from taxing authorities.	72,000	—

All Other Fees. Fees for services including process improvement reviews, forensic accounting reviews, litigation and rate case assistance	—	102,000

Total	$2,480,000	$2,106,000

PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

                                                                                                     Page
(a) Documents filed as part of this Report:

Financial Statements (included in Appendix A to this report):

Selected Financial Data	A-2
Management’s Discussion and Analysis of Financial Condition
and Results of Operations	A-3
Statement of Responsibility	A-49
Report of Independent Registered Public Accounting Firm	A-50
Statements of Consolidated Income for each of the three years in
the period ended December 31, 2004	A-51
Statements of Consolidated Comprehensive Income for each of
the three years in the period ended December 31, 2004	A-51
Statements of Consolidated Cash Flows for each of the three
years in the period ended December 31, 2004	A-52
Consolidated Balance Sheets, December 31, 2004 and 2003	A-53
Statements of Consolidated Shareholders’ Equity for each of the
three years in the period ended December 31, 2004	A-54
Notes to Financial Statements	A-55

The consolidated financial statement schedules are omitted because of the absence of the conditions under which they are required or because the required information is included in the consolidated financial statements or notes thereto.

(b) Exhibits:

Included in Appendix B to this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, TXU US Holdings Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TXU US HOLDINGS COMPANY

Date: March 28, 2005
By /s/ T. L. Baker
(T. L. Baker, Chairman of the Board,
President and Chief Executive)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of TXU US Holdings Company and in the capacities and on the date indicated.

	Signature	Title	Date

/s/	T.L. BAKER	Principal Executive
	(T.L. Baker, Chairman of the Board,	Officer and Director	March 28, 2005
President and Chief Executive)

/s/	KIRK R. OLIVER	Principal Financial Officer	March 28, 2005
	(Kirk R. Oliver, Executive Vice President	and Director
and Chief Financial Officer)

/s/	STAN SZLAUDERBACH	Principal Accounting Officer	March 28, 2005
(Stan Szlauderbach, Senior Vice President and
Controller)

/s/	C. JOHN WILDER	Director	March 28, 2005
(C. John Wilder)

/s/	DAVID A. CAMPBELL	Director	March 28, 2005
(David A. Campbell)

/s/	ERIC H. PETERSON	Director	March 28, 2005
(Eric H. Peterson)

Appendix A

TXU US HOLDINGS COMPANY AND SUBSIDIARIES

INDEX TO FINANCIAL INFORMATION
December 31, 2004

TXU US HOLDINGS COMPANY AND SUBSIDIARIES
SELECTED FINANCIAL DATA

	Year Ended December 31,
	2004	2003	2002	2001	2000
Total assets — end of year	$23,963	$23,070	$24,877	$22,086	$23,277
Property, plant and equipment - net — end of year	$16,529	$16,677	$16,436	$16,332	$16,095
Capital expenditures	$881	$706	$797	$962	$771

Capitalization — end of year
Exchangeable subordinated notes (a)	$—	$—	$486	$—	$—
All other long-term debt, less amounts due currently	7,571	7,217	6,127	5,819	5,264
Long-term debt held by subsidiary trusts	—	—	—	—	876
Exchangeable preferred membership interests of TXU Energy Holdings (a)	511	497	—	—	—
Preferred stock:
Not subject to mandatory redemption	38	38	115	115	115
Subject to mandatory redemption	—	—	21	21	21
Common stock equity	6,373	6,282	6,587	7,349	7,336
Total	$14,493	$14,034	$13,336	$13,304	$13,612

Capitalization ratios — end of year
Exchangeable subordinated notes (a)	—%	—%	3.6%	—%	—%
All other long-term debt, less amounts due currently	52.2	51.4	46.0	43.8	38.7
Long-term debt held by subsidiary trusts	—	—	—	—	6.4
Exchangeable preferred membership interests of TXU Energy Holdings(a)	3.5	3.5	—	—	—
Preferred stock	0.3	0.3	1.0	1.0	1.0
Common stock equity	44.0	44.8	49.4	55.2	53.9
Total	100.0%	100.0%	100.0%	100.0%	100.0%

Embedded interest cost on long-term debt — end of year (b)	6.1%	6.6%	6.9%	6.1%	7.5%
Embedded distribution cost on long-term debt held by subsidiary trusts — end of year	—	—	—	—	8.3%
Embedded dividend cost on preferred stock— end of year (c)	14.0%	14.7%	7..5%	7.5%	8.1%

Revenues	$9,294	$8,573	$8,080	$7,966	$7,564
Net income available for common stock (d)	658	655	352	707	777

Ratio of earnings to fixed charges (e)	2.47	2.63	2.55	3.15	3.09
Ratio of earnings to fixed charges and preferred dividends (e)	2.45	2.60	2.48	3.07	3.02
________________

(a) Amount is presented net of discount.
(b) Represents the annual interest using year-end rates for variable rate debt and reflecting the effects of interest rate swaps and amortization of any discounts, premiums, issuance costs and any deferred gains/losses on reacquisitions divided by the carrying value of the debt plus or minus the unamortized balance of any discounts, premiums, issuance costs and gains/losses on reacquisitions at the end of the year.
(c) Includes the unamortized balance of the loss on reacquired preferred stock and associated amortization. The embedded dividend cost, excluding the effects of the loss on reacquired preferred stock is 6.7% for 2002, 2001and 2000.
(d)
Net income available for common stock in 2004 includes a loss on discontinued operations of $34 million, an extraordinary gain of $16 million and the cumulative effect of change in accounting principle of $6 million. Net income available for common stock includes a loss on discontinued operations of $18 million and the cumulative effect of changes in accounting principles of( $58) million in 2003. Net income available for common stock in 2002 includes a loss on discontinued operations of $52 million and an extraordinary charge of $134 million. 2001 includes a loss on discontinued operations of $28 million and an extraordinary charge of $57 million.

(e)
Excludes a loss on discontinued operations of $34 million, an extraordinary gain of $16 million and the cumulative effect of change in accounting principle of $6 million in 2004. Excludes a loss on discontinued operations of $18 million and the cumulative effect of changes in accounting principles of $58 million in 2003. Excludes a loss on discontinued operations of $52 million and an extraordinary charge of $134 million. 2001 includes a loss on discontinued operations of $28 million and an extraordinary charge of $57 million.

Prior year periods have been reclassifed to reflect certain operations as discontinued operations. (See Note 4 to Financial Statements.)

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

BUSINESS

US Holdings is a subsidiary of TXU Corp. and is a holding company conducting its operations principally through its TXU Energy Holdings and TXU Electric Delivery subsidiaries. TXU Energy Holdings is engaged in electricity generation and retail and wholesale energy sales largely in Texas. TXU Electric Delivery engages in regulated electricity transmission and distribution operations in Texas.

TXU Corp. Management Change and Restructuring Plan

Mr. C. John Wilder, who was named president and chief executive of TXU Corp. in February 2004, and senior management reviewed TXU Corp.’s operations during 2004 to identify and implement strategic initiatives designed to improve operational and financial performance. Areas reviewed included:

•	Noncore business activities;
•	Cost effectiveness of generation operations;
•	Administrative cost structure, including organizational alignments and headcount; and
•	Opportunities to improve retail customer service.

Management believes that its actions in 2004 have resulted in sustainable profitability improvements, principally through streamlining of the organization, optimization of energy supply costs and improved customer retention. In addition, increased focus on contingencies resulted in significant progress in resolving certain regulatory matters. Certain of the actions have resulted in unusual charges and credits impacting 2004 net income, summarized as follows and discussed below in more detail:
	Income Statement	Charge/(Credit) to Earnings
	Classification	Pretax	After-tax

TXU Energy Holdings segment:
Charges related to leased equipment	Other deductions	$180	$117
Software write-off	Other deductions	107	70
Employee severance costs	Other deductions	107	69
Power purchase contract termination	Other deductions	101	66
Spare parts inventory write-down	Other deductions	79	51
Outsourcing transition costs	Other deductions	10	6
Other asset impairments	Other deductions	6	4
Other charges	Operating costs/SG&A	8	6
Recognition of deferred gain on plant sales	Other income	(58)	(38)
Gain on sale of undeveloped properties	Other income	(19)	(12)
TXU Electric Delivery segment:
Employee severance costs	Other deductions	20	13
Rate case settlement reserve	Other deductions	21	14
Outsourcing transition costs	Other deductions	4	3
Software write-off and asset impairment	Other deductions	4	2
Other charges	Operating costs/SG&A	2	1

Total		$572	$372

The review of US Holdings’ operations and formulation of strategic initiatives is ongoing, though the phases of the plan expected to result in restructuring charges are largely completed. Certain of the strategic initiatives described below could result in additional charges that US Holdings is currently unable to predict. In addition, other new strategic initiatives that could also materially affect US Holdings’ financial results are likely.

Following is a discussion of the major activities associated with the restructuring plan:

Sale of TXU Fuel

In April 2004, TXU Energy Holdings distributed the assets of TXU Fuel, its gas transportation subsidiary, to US Holdings at book value, including $16 million of allocated goodwill. In June 2004, US Holdings’ completed the sale of the assets of TXU Fuel to Energy Transfer Partners, L.P. for $500 million in cash. TXU Fuel had 2003 revenues of approximately $65 million, the majority of which represented gas transportation fees from TXU Energy Holdings. As part of the transaction, TXU Energy Holdings entered into a transportation agreement, intended to be market-price based, with the new owner to transport gas to TXU Energy Holdings’ generation plants. Because of the continuing involvement in the business through the transportation agreement, the pretax gain related to the sale of $375 million will be recognized over the eight-year life of the transportation agreement, and the sale of TXU Fuel assets has not been accounted for as a discontinued operation. The pretax gain is net of $16 million of TXU Energy Holdings’ goodwill allocated to TXU Fuel.

Capgemini Energy Outsourcing Agreement

In May 2004, as part of an overall arrangement initiated by TXU Corp., TXU Energy Holdings and TXU Electric Delivery entered into services agreements with Capgemini Energy LP (Capgemini), a new company initially providing business process support services to TXU Corp. only, but immediately implementing a plan to offer similar services to other utility companies. Under the ten-year agreement, over 2,500 employees (including approximately 1,300 from US Holdings) transferred from subsidiaries of TXU Corp. to Capgemini effective July 1, 2004. Outsourced base support services performed by Capgemini for a fixed fee, subject to adjustment for volumes or other factors, include information technology, customer call center, billing, human resources, supply chain and certain accounting activities.

As part of the agreement, Capgemini was provided a royalty-free right, under an asset license arrangement, to use TXU Corp.’s information technology assets, consisting primarily of capitalized software. A portion of the software was in development and had not yet been placed in service. As a result of outsourcing its information technology activities, TXU Corp. no longer intends to develop the software and from TXU Corp.’s perspective the software is abandoned. The agreement with Capgemini does not require that any software in development be completed and placed in service. Consequently, the carrying value of these software projects was written off, resulting in a charge of $109 million ($71 million after-tax), reported in other deductions. The remaining assets were transferred to a subsidiary of TXU Corp. at book value in exchange for an interest in that subsidiary. Such interest is accounted for by US Holdings on the equity method, and US Holdings recorded equity losses (representing depreciation expense) of $7 million, reported in other deductions.

TXU Corp. (through the subsidiary) obtained a 2.9% limited partnership interest in Capgemini in exchange for the asset license described above. TXU Corp. has the right to sell (the “put option”) its interest and the licensed software to Cap Gemini North America Inc. for $200 million, plus its share of Capgemini’s undistributed earnings, upon expiration of the services agreement or earlier upon the occurrence of certain unexpected events. Cap Gemini North America Inc. has the right to purchase these interests under the same terms and conditions. The partnership interest has been recorded at an initial value of $2.9 million and is being accounted for on the cost method.

US Holdings has recorded its share of the fair value of the put option, estimated at $154 million, as a noncurrent asset. Of this amount, $147 million was recorded as a reduction to the carrying value of the investment. This accounting is in accordance with guidance related to sales and licensing of internally developed software described in AICPA Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” The difference of $7 million, which represented the fair value of the assumed cash distributions and gains while holding the partnership interest for the period prior to exercise of the put, was recorded as a noncurrent deferred credit. The remaining balance of the software is being amortized over the estimated remaining useful lives.

Also as part of the agreement, TXU Corp. agreed to indemnify Capgemini for severance costs incurred by Capgemini for former TXU Corp. employees terminated within 18 months of their transfer to Capgemini. Accordingly, in the second quarter of 2004, US Holdings recorded a $38 million ($25 million after-tax) charge for its share of severance liabilities. In addition, TXU Corp. committed to pay up to $25 million for costs associated with transitioning the outsourced activities to Capgemini. During 2004, US Holdings recorded transition expenses of $14 million ($9 million after-tax), and the remainder are expected to be expensed as incurred in 2005.

Generation Facility Closures and Sales

In December 2004, TXU Energy Holdings committed to immediately cease operating for its own benefit nine leased gas-fired combustion turbines, and recorded a charge of $157 million ($102 million after-tax). The charge represents the present value of the future lease payments related to the turbines, net of estimated sublease proceeds. The leases expire in 2017 and 2018. US Holdings is currently evaluating opportunities with respect to the turbines, including subleasing the turbines to third parties or decommissioning the turbines. During this evaluation period, the turbines will be available to ERCOT only for system reliability purposes.

In November 2004, US Holdings announced plans to deactivate, or mothball, eight gas-fired operating units due to electric industry market conditions in Texas. The units were more than 30 years old and had operated only sparingly during the last two years. The facility closures resulted in employee severance costs of $7 million ($5 million after-tax).

In the second quarter of 2004, US Holdings initiated a plan to sell the Pedricktown, New Jersey 122 MW power production facility and exit the related power supply and gas transportation agreements. Accordingly, US Holdings recorded an impairment charge of $26 million ($17 million after-tax) to write down the facility to estimated fair market value. The results of the business and the impairment charge are reported in discontinued operations, as discussed in Note 4 to Financial Statements.

In March 2004, US Holdings announced the planned permanent retirement, completed in the second quarter of 2004, of eight gas-fired operating units. US Holdings also temporarily closed four other gas-fired units and placed them under evaluation for retirement. A majority of the 12 units were designated as “peaking units” and operated only during the summer for many years and had operated only sparingly during the last two years. US Holdings also closed its Winfield North Monticello lignite mine in Texas, as it was no longer economical to operate when compared to the cost of purchasing coal to fuel the adjacent generation facility. A total charge of $8 million ($5 million after-tax) was recorded for employee severance costs and impairments related to the various facility closures.

As a result of the various actions in 2004, US Holdings will permanently or temporarily deactivate over 40% of its gas-fired generating capacity in Texas, representing 4,572 MW of capacity.

Other Actions Related to Generation Operations

In December 2004, US Holdings executed an agreement to terminate, for a payment of $172 million, an existing power purchase and tolling agreement that would have expired in 2006. The agreement was entered into in connection with the sale of two generation plants to the counterparty in 2001. As a result of the transaction, US Holdings recorded a charge of $101 million ($66 million after-tax). The charge represents the payment amount less the remaining out-of-the-money liability related to the agreement originally recorded at its inception. US Holdings also recorded a gain of $58 million ($38 million after-tax), representing the remaining deferred gains from the sale of the two plants.

In October 2004, US Holdings entered into an agreement to terminate the operating lease for certain mining equipment for approximately $28 million in cash, effective November 1, 2004. The lease termination resulted in a charge of $21 million ($14 million after-tax). US Holdings entered into a short-term lease with an unrelated third party for the equipment, which is expected to be taken out of service at the expiration of the lease.

As part of a review of its generation asset portfolio in the second quarter of 2004, US Holdings completed a review of its spare parts and equipment inventory to determine the appropriate level of such inventory. The review included nuclear, coal and gas-fired generation-related facilities. As a result of this review, US Holdings recorded a charge of $79 million ($51 million after-tax), to reflect excess inventory on hand and to write down carrying values to scrap values.

Organizational Realignment and Headcount Reductions

During 2004, management completed a comprehensive organizational review, including an analysis of staffing requirements. As a result, US Holdings completed a self-nomination severance program and other involuntary severance actions, and recorded severance charges totaling $74 million ($47 million after-tax). This amount includes $33 million in allocated TXU Corp. severance charges.

Consolidation of Real Estate

Currently, TXU Corp. owns or leases more than 1.3 million square feet in various management and support office locations, which exceeds its anticipated needs. TXU Corp. has evaluated alternatives to reduce current office space and intends to consolidate into its existing headquarters building in Dallas, Texas, enhancing the facility to enable better employee communication and collaboration and cost effectiveness. US Holdings recorded $2 million ($1 million after-tax) in exit fees related to existing leased facilities in 2004. Implementation of this initiative is expected to result in additional charges in 2005 affecting US Holdings, but the amounts are not yet estimable.

Rate Case Settlement

In the fourth quarter of 2004, TXU Electric Delivery recorded a $21 million ($14 million after-tax) charge for estimated settlement payments. The settlement, which was finalized February 22, 2005, is the result of a number of municipalities initiating an inquiry regarding distribution rates. The agreement avoids any immediate rate actions, but would require TXU Electric Delivery to file a rate case in 2006, based on a 2005 test year, unless the municipalities and TXU Electric Delivery mutually agree that such a filing is unnecessary. The final settlement amounts are being determined; however, TXU Electric Delivery believes the total will closely approximate the amount accrued.

KEY CHALLENGES AND INITIATIVES

Following is a discussion of the key challenges facing management and the initiatives currently underway to manage such challenges:

Competitive Markets and Customer Retention

In the Texas market, 2004 was the third full year of retail competitive activity, and that activity has impacted customer counts and sales volumes. The area representing US Holdings’ historical service territory prior to deregulation, largely in north Texas, consisted of approximately 3 million electricity consumers (measured by meter counts) as of year-end 2004. TXU Energy Holdings currently has approximately 2.3 million customers in that territory and has acquired approximately 200,000 customers in other competitive areas in Texas. Total customer counts declined 2.3% in 2004, 4.3% in 2003 and 0.5% in 2002. Retail sales volumes declined 12% in both 2004 and 2003 and 9% in 2002, reflecting competitive activity in the business market segment and to a lesser extent in the residential market, as well as milder summer weather in 2004. While wholesale sales volumes have increased significantly, gross margins have been compressed by the loss of higher-margin retail sales volumes. In responding to the competitive landscape, TXU Energy Holdings is focusing on the following key initiatives:

•
TXU Energy Holdings’ customer retention strategy remains focused on delivering world-class customer service and improving the overall customer experience. In line with this strategy, US Holdings continues to implement several call center and other major initiatives to improve customer service, including a simplified interactive voice response process, an enhanced service level program and an upgraded online presence to interact with customers over the internet.

•
TXU Energy Holdings has improved out-of-territory margins by reducing both its cost to serve and cost to acquire customers. Cost-to-serve improvements were achieved through the Capgemini arrangement, while cost-to-acquire reductions were achieved by suspending mass-media spending and prioritizing remaining marketing expenditures to focus on shorter-term return requirements. TXU Energy Holdings is now focusing on rebalancing the customer mix towards high-value customers and reducing bad debt expenses.

•
Business initiatives in the small and medium-business segment are focused largely on more targeted programs to protect the existing highest-value customers and to recapture customers who have switched. Tactical programs being put into place include improved customer service, the development of new product offerings and the establishment of a new direct-sales force for customers with demand of 200 kilowatts and above.

•
While TXU Energy Holdings is evaluating strategic alternatives for the large-business segment, it remains focused on driving profitability by targeting customers with the highest economic potential and delivering with a low-cost model. Initiatives include a more disciplined contracting and pricing approach, a comprehensive hedging strategy to better protect against pricing volatility, improved economic segmentation of the large-business market to provide for more targeted sales and marketing efforts and more effective deployment of the direct-sales force.

Natural Gas Price & Market Heat-Rate Exposure

Wholesale electricity prices in the Texas market generally move with the price of natural gas because marginal demand is generally met with gas-fired generation plants. Wholesale electricity prices also move with market heat rates, which are a measure of the efficiency of the marginal supplier (generally gas plants) in generating electricity. Market heat rates are currently near historical lows following the substantial increase in more efficient gas-fired generation capacity in Texas in the early 2000’s. In contrast, natural gas prices increased significantly in recent years, but historically the price has fluctuated due to the effects of weather, changes in industrial demand and supply availability, and other economic factors.

Consequently, sales price management and hedging activities are critical to the profitability of the business. US Holdings continues to have price flexibility in the large business market and in all markets outside of its historical service territory. With respect to residential and small and medium business customers in the historical service territory, US Holdings must offer regulated price-to-beat rates until January 1, 2007, but such rates can be adjusted up or down twice a year at US Holdings’ option, subject to approval by the Commission, based on changes in natural gas prices. Effective January 1, 2004 for the small and medium business market and January 1, 2005 for the residential market in the historical service territory, US Holdings has had flexibility to offer prices other than the regulated price-to-beat rate, so long as it continues to also offer the price-to-beat rate. The challenge in adjusting these rates is determining the appropriate timing, considering past and projected movements in natural gas prices, such that margin levels can be sustained while remaining competitive with other retailers who have price flexibility. In response to rising natural gas prices, US Holdings increased the price-to-beat rates twice in both 2004 and 2003.

One of US Holdings’ cost advantages, particularly in a time of historically high natural gas prices, is its nuclear-powered and coal/lignite-fired generation assets. Variable costs of this baseload generation, which provided approximately 50% of supply volumes in 2004, have in recent history been, and are expected to be, less than the costs of gas-fired generation. Consequently, maintaining the efficiency and reliability of the baseload assets is of critical importance in managing gross margin risk. Completing scheduled maintenance outages at the nuclear-powered facility on a timely basis, for example, is a critical management process.

US Holdings is both a producer and a buyer of wholesale electricity. The generation operations supply power to the wholesale market and the retail business, which also purchases power in the wholesale market. The combination of these two businesses provides a partial natural hedge against near-term price volatility in wholesale electricity and natural gas markets. With this natural hedge and US Holdings’ wholesale market positions, for 2005 TXU Corp.’s portfolio position is substantially balanced with respect to changes in natural gas prices, given US Holdings’ projections of baseload unit availability and customer churn and assuming no changes in the price-to-beat rates. The primary sensitivity to natural gas prices over the near term derives from the price-to-beat structure for residential and small business customers; higher gas prices could trigger higher price-to-beat rates and potentially increased profitability, and vice versa. In the near term, US Holdings has more significant exposure to changes in market heat rates than natural gas prices, in part due to US Holdings’ 8,825 MW of active gas-fired generation capacity in Texas that US Holdings currently dispatches for its own use. US Holdings expects that increases in heat rates would increase the profitability of its overall market position and its gas-fired generation fleet, and vice versa.

Over the longer term, US Holdings’ exposure to changes in natural gas prices and market heat rates is expected to increase. The magnitude of this exposure is determined by several key assumptions including, but not limited to, baseload generation capacity factors, gas plant availability, the size of the retail business (both large business and residential), and the levels and stability of margins in the retail business. In the unlikely case that US Holdings’ retail price changes exactly and immediately mirrored changes in wholesale electricity markets, TXU Corp. could experience an approximate $245 million reduction in annual pretax earnings for every $0.50 per million British thermal units reduction in natural gas prices (approximate 8% change in current price) sustained over a full year. In the same scenario of retail price linkage to wholesale markets, if natural gas prices and other nonprice conditions remained unchanged, but ERCOT electricity prices declined by $5/MWh (approximate 10% change in current price) for a full year because of declining market heat rates, US Holdings could experience an approximate $320 million reduction in annual pretax earnings.

US Holdings’ longer term approach to managing this risk focuses on:

•	Improving customer service to increase customer retention;
•	Refining retail pricing strategy to more appropriately reflect the magnitude and costs of natural gas price risk;
•	Reducing fixed costs to better withstand gross margin volatility; and
•	Employing disciplined hedging and risk management strategies, through physical and financial energy-related (power and natural gas) contracts to partially hedge gross margins.

See additional discussion of risk measures under “Commodity Price Risk”.

Cost Exposure Related to Nuclear Asset Outages

US Holdings is currently undertaking a strategic review of its nuclear assets, comprised of two electricity generating units at Comanche Peak, each with a capacity of 1,150 MW. The objectives of this strategic review are to evaluate potential means to reduce the cost exposure associated with outages of these facilities and improve the long-term availability and certainty of electricity supply for customers. The nuclear generation facilities represent US Holdings’ lowest marginal cost source of electricity. Assuming both nuclear generating units experienced an outage, the negative impact to gross margin is estimated to be $2 million per day. US Holdings continues to identify and evaluate various potential initiatives as part of this review. The review is expected to be completed in 2005, and no determination has been made as to the likelihood of implementing any of the initiatives. Also see discussion of nuclear insurance in Note 17 to Financial Statements.

CRITICAL ACCOUNTING POLICIES

US Holdings’ significant accounting policies are detailed in Note 2 to Financial Statements. US Holdings follows accounting principles generally accepted in the US. In applying these accounting policies in the preparation of US Holdings’ consolidated financial statements, management is required to make estimates and assumptions about future events that affect the reporting of assets and liabilities at the balance sheet dates and revenue and expense during the periods covered.  The following is a summary of certain critical accounting policies of US Holdings that are impacted by judgments and uncertainties and under which different amounts might be reported using different assumptions or estimation methodologies.

Financial Instruments and Mark-to-Market Accounting — US Holdings enters into financial instruments, including options, swaps, futures, forwards and other contractual commitments primarily to manage commodity price and interest rate risks. In accordance with SFAS 133, the fair values of derivatives are recognized on the balance sheet and changes in the fair values are recognized in earnings. This recognition is referred to as “mark-to-market” accounting. However, if certain criteria are met, US Holdings may elect the normal purchase and sale exception or may designate the derivative as a cash flow or fair value hedge. As these elections can reduce the volatility in earnings resulting from fluctuations in fair value, results of operations could be materially affected by such elections. A cash flow hedge mitigates the risk associated with variable future cash flows (e.g., a future sale at market prices), while a fair value hedge mitigates risk associated with fixed future cash flows (e.g., debt with fixed interest rate payments).

In accounting for cash flow hedges, derivative assets and liabilities are recorded on the balance sheet at fair value with an offset in other comprehensive income. Amounts remain in other comprehensive income, provided the underlying transactions remain probable of occurring, and are reclassified into earnings as the underlying transactions occur. Fair value hedges are recorded as derivative assets or liabilities with an offset to the carrying value of the related asset or liability. Any ineffectiveness associated with the hedges is recorded in earnings.

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

For those periods where quoted market prices are not available, forward price curves are developed based on the available information or through the use of industry accepted modeling techniques and practices based on market fundamentals (e.g., supply/demand, replacement cost, etc.). US Holdings does not recognize net gains in illiquid periods.

Prior to October 2002, US Holdings accounted for energy-related contracts, whether or not derivatives under SFAS 133, that were deemed to be entered into for trading purposes under the guidance from EITF 98-10. See Note 3 to Financial Statements for discussion of the rescission of EITF 98-10 and the cumulative effect of changes in accounting principles.

In the fourth quarter of 2004, US Holdings reviewed its approach to evaluating the economic performance of its large business customer sales operations. US Holdings decided to no longer elect the normal sale exception for fixed price sales contracts entered into after December 1, 2004, and as part of its risk management activities, will use hedging transactions to mitigate the risk of gross margin exposure. Both the sales contracts and the hedging instruments are now marked-to-market. The day-one gains on the marked sales contracts are amortized over the lives of the contracts, which average between twelve and eighteen months. The effect of marking-to-market the sales contracts in 2004 was a pretax loss of $3 million.

The net effect of mark-to-market accounting under SFAS 133, including hedge ineffectiveness, totaled $109 million, $100 million and $113 million of unrealized losses in 2004, 2003 and 2002, respectively. The 2003 amount excludes the cumulative effect of changes in accounting principles discussed in Note 3 to Financial Statements.

Revenue Recognition — US Holdings records revenue from electricity sales and delivery service under the accrual method. Revenues are recognized when power or delivery is provided to customers on the basis of periodic cycle meter readings and include an estimated accrual for the value provided from the meter reading date to the end of the period. The unbilled revenue is calculated at the end of the period based on estimated daily consumption after the meter read date to the end of the period. For retail electric sales, estimated daily consumption is derived using historical customer profiles adjusted for weather and other measurable factors affecting consumption. Calculations of unbilled revenues during certain interim periods are generally subject to more estimation variability than at year-end because of seasonal changes in demand. Accrued unbilled revenues totaled $422 million, $411 million and $441 million at December 31, 2004, 2003 and 2002, respectively.

Realized and unrealized gains and losses from transacting in energy-related contracts, principally for the purpose of hedging margins on sales of energy, are reported as a component of revenues. As discussed above under “Financial Instruments and Mark-to-Market Accounting”, recognition of unrealized gains and losses involves elections, assumptions and estimates that could have a significant effect on reported revenues and earnings.

Accounting for Contingencies — The financial results of US Holdings may be affected by judgments and estimates related to loss contingencies. Accruals for loss contingencies are recorded when management determines that it is probable that an asset has been impaired or a liability has been incurred and that such economic loss can be reasonably estimated. Such determinations are subject to interpretations of current facts and circumstances, forecasts of future events and estimates of the financial impacts of such events.

A significant contingency that US Holdings accounts for is the loss associated with uncollectible trade accounts receivable. The determination of such bad debt expense is based on factors such as historical write-off experience, aging of accounts receivable balances, changes in operating practices, regulatory rulings, general economic conditions and customers' behaviors. With the opening of the Texas electricity market to competition, many historical measures used to estimate bad debts may be less reliable. The changing environment, including recent regulatory changes that allow REPs to disconnect nonpaying customers, and customer churn due to competitor actions has added a level of complexity to the estimation process. Bad debt expense totaled $90 million, $119 million and $160 million for the years ended December 31, 2004, 2003 and 2002, respectively.

In connection with the opening of the Texas market to competition, the Texas Legislature established a retail clawback provision intended to incent affiliated REPs of utilities to actively compete for customers outside their historical service territories. A retail clawback liability arises unless 40% of the electricity consumed by residential and small business customers in the affiliated REP’s historical service territory is supplied by competing REPs after the first two years of competition. This threshold was reached for small business customers in 2003, but not for residential customers. The amount of the liability is equal to the number of such customers retained by TXU Energy Holdings as of January 1, 2004, less the number of new customers from outside the historical service territory, multiplied by $90. The credit, which is funded by TXU Energy Holdings, is applied to delivery fees charged by TXU Electric Delivery to REPs, including TXU Energy Holdings, over a two-year period beginning January 1, 2004. In 2002, TXU Energy Holdings recorded a charge to cost of energy sold and delivery fees of $185 million ($120 million after-tax) to accrue an estimated retail clawback liability. In 2003, TXU Energy Holdings reduced the accrual by $12 million ($8 million after-tax), to reflect the calculation of the estimated liability applicable only to residential customers in accordance with the Settlement Plan. In 2004, TXU Energy Holdings further reduced the estimated liability by $12 million ($8 million after-tax) to reflect revised estimates of customer counts. The balance of the liability at December 31, 2004 was $82 million.

ERCOT Settlements - ERCOT’s responsibilities include the balancing and settlement of electricity volumes and related ancillary services among the various participants in the deregulated Texas market. ERCOT settles balancing energy with market participants through a load and resource imbalance charge or credit for any differences between actual and scheduled volumes. Ancillary services and various fees are allocated to market participants based on each participant’s load.

Initial settlement information is due from ERCOT within 17 days after the operating day, final settlement is due from ERCOT within two months and true-up settlements are due from ERCOT within six months after the operating day. All periods continue to be subject to a dispute resolution process. During 2003, the ERCOT settlement process was delayed several times to address operational data management problems among ERCOT, the transmission and distribution service providers and the REPs, which arose as a result of new processes and systems associated with the opening of the market to competition. These operational data management issues were resolved during 2004.

As a result of time lags in ERCOT settlements, TXU Energy Holdings’ operating revenues and costs of energy sold contain estimates for load and resource imbalance charges or credits with ERCOT and for ancillary services and related fees that are subject to change and may result in charges or credits impacting future reported results of operations. The amounts recorded represent the best estimate of these settlements based on available information. During 2004, TXU Energy Holdings recorded a net expense of $4 million to adjust amounts previously recorded for 2003, 2002, and 2001 ERCOT settlements. During 2003, TXU Energy Holdings recorded a net expense of $20 million to adjust amounts previously recorded for 2002 and 2001 ERCOT settlements.

Impairment of Long-Lived Assets — US Holdings evaluates long-lived assets for impairment whenever indications of impairment exist, in accordance with the requirement of SFAS 144. One of those indications is a current expectation that “more likely than not” a long-lived asset will be sold or otherwise disposed of significantly before the end of its previously estimated useful life. In this circumstance, impairment would be evaluated based on the current market price of the asset. For US Holdings’ baseload generation assets, another indication would be a significant drop in natural gas prices. In this circumstance, the impairment test would be based on future undiscounted cash flow associated with the asset, in accordance with SFAS 144. The determination of the existence of these and other indications of impairment involves judgments that are subjective in nature and may require the use of estimates in forecasting future results and cash flows related to an asset or group of assets. Further, the unique nature of US Holdings’ property, plant and equipment, which includes a fleet of generation assets using different fuels and individual plants that have varying utilization rates, requires the use of significant judgments in determining the existence of impairment indications and grouping assets for impairment testing.

US Holdings’ most significant long-lived asset in terms of carrying value is its Comanche Peak nuclear generation facility. The net book value of the facility was $7.5 billion at December 31, 2004. US Holdings believes that the net book value of the facility significantly exceeds the estimated current market value. However, US Holdings estimates that future undiscounted cash flows from the facility significantly exceed net book value. Significant assumptions used in this analysis are forward price curves for natural gas and power, market heat rates (the amount of natural gas required to produce a given amount of power) and production estimates. A significant decline in forward price curves for natural gas and/or heat rates could trigger an evaluation of impairment of the facility. US Holdings has conservatively estimated that a sustained structural decline in natural gas prices of at least 40% would need to occur before any risk of impairment would arise, assuming market heat rates remain unchanged.

In 2002, US Holdings recorded an impairment charge of $237 million ($154 million after-tax), reported in other deductions, for the writedown of two generation plant construction projects as a result of weaker wholesale electricity market conditions and reduced planned developmental capital spending. Fair value was determined based on appraisals of property and equipment.

Depreciation — The depreciable lives of plant and equipment are based on management’s estimates/determinations of the assets’ economically useful lives. To the extent that the actual lives differ from these estimates there would be an impact on the amount of depreciation charged to the financial statements. As is common in the industry, US Holdings records depreciation expense using composite depreciation rates that reflect blended estimates of the lives of major asset components, as compared to depreciation expense calculated on an asset-by-asset-basis.

Effective January 1, 2004, the estimates of depreciable lives of lignite-fired generation facilities were extended an average of nine years to better reflect the useful lives of the assets, and depreciation rates for the Comanche Peak nuclear generating plant were decreased as a result of an increase in the estimated lives of boiler and turbine generator components of the plant by an average of five years. The net impact of these changes was a reduction in depreciation expense of $44 million ($29 million after-tax) in 2004.

Effective April 1, 2003, the estimates of the depreciable lives of the Comanche Peak nuclear generating plant and several gas generation plants were extended to better reflect the useful lives of the assets. At the same time, depreciation rates were increased on lignite and gas generation facilities to reflect investments in emissions control equipment. The net impact of these changes was a reduction in depreciation expense of an additional $12 million ($8 million after-tax) in 2004 and $37 million ($24 million after-tax) in 2003.

The Comanche Peak nuclear-powered generation units were originally estimated to have a useful life of 40 years, based on the life of the operating licenses granted by the NRC. Over the last several years, the NRC has granted 20-year extensions to the initial 40-year terms for several commercial power reactors. Based on these extensions and current expectations of industry practice, the useful life of the Comanche Peak nuclear-powered generation units is now estimated to be 60 years. TXU Energy Holdings expects to file a license extension request in accordance with timing and other provisions established by the NRC.

US Holdings continues to review estimates of depreciable lives and in 2005 expects to adjust composite depreciation rates related to the lignite-fired facilities, resulting in lower future depreciation expense.

Regulatory Assets and Liabilities — The financial statements of TXU Electric Delivery reflect regulatory assets and liabilities under cost-based rate regulation in accordance with SFAS 71. The assumptions and judgments used by regulatory authorities continue to have an impact on the recovery of costs, the rate earned on invested capital and the timing and amount of assets to be recovered by rates. (See discussion in Note 19 to Financial Statements under “Regulatory Assets and Liabilities.”)

Approximately $1.8 billion in regulatory asset stranded costs arising prior to the 1999 Restructuring Legislation became subject to recovery through issuance of transition (securitization) bonds in accordance with the Settlement Plan with the Commission as described in Note 16 to Financial Statements. As a result of the final approval of the Settlement Plan in January 2003, US Holdings recorded an extraordinary loss of $134 million (net of income tax benefit of $72 million) in the fourth quarter of 2002 principally to write down this regulatory asset. The carrying value of the regulatory asset after the write down represented the projected future cash flows to be recovered from REPs through revenues as a transition charge to service the principal and estimated interest of the bonds. An extraordinary gain of $16 million (net of tax of $9 million) was recorded in the second quarter of 2004, representing an increase in the carrying value of TXU Electric Delivery’s regulatory asset subject to securitization, due to the issuance of the second and final tranche of the securitization bonds in June 2004. The increase in the related regulatory asset was due to the effect of higher than estimated interest rates on the bonds and therefore increased amounts to be recovered from REPs through revenues as a transition charge to service the bonds. The balance of the regulatory asset was $1.6 billion at December 31, 2004.

Pension and Other Postretirement Benefit Plans— US Holdings is a participating employer in the pension plan sponsored by TXU Corp. US Holdings also participates with TXU Corp. and other subsidiaries of TXU Corp. to offer health care and life insurance benefits to eligible employees and their eligible dependents upon the retirement of such employees. Reported costs of providing noncontributory pension and other postretirement benefits are dependent upon numerous factors, assumptions and estimates.

These costs are impacted by actual employee demographics (including age, compensation levels and employment periods), the level of contributions made to retiree plans and earnings on plan assets. TXU Corp.’s retiree plan assets are primarily made up of equity and fixed income investments. Changes made to the provisions of the plans may also impact current and future benefit costs. Fluctuations in actual equity market returns as well as changes in general interest rates may result in increased or decreased benefit costs in future periods. Benefit costs may also be significantly affected by changes in key actuarial assumptions, including anticipated rates of return on plan assets and the discount rates used in determining the projected benefit obligation.

In accordance with accounting rules, changes in benefit obligations associated with these factors may not be immediately recognized as costs on the income statement, but are recognized in future years over the remaining average service period of plan participants. As such, significant portions of benefit costs recorded in any period may not reflect the actual level of cash benefits provided to plan participants. US Holdings recorded allocated pension costs and other postretirement benefit costs and had funding requirements for these plans as summarized in the following table:

	2004	2003	2002
Pension costs under SFAS 87 (a)	$44	$29	$(4)
Other postretirement benefit costs under SFAS 106 (a)	63	76	62
Total	$107	$105	$58

Funding of pension and other postretirement benefit plans	$67	$58	$48
________________

(a) Includes amounts capitalized as part of construction projects.

Additional data regarding pension and other postretirement benefit plans:

•
During 2004, the discount rate assumption for the pension and other postretirement benefit plans was revised as a result of remeasurements required by the Capgemini transaction, divestures, and changing interest rates. For the first half of 2004, the discount rate was 6.25%. The rate used for the third quarter was 6.5%, and the rate used in the fourth quarter was 6.0%. The discount rate for 2005 is expected to be 6.0%.

•
During 2004, the expected rate of return remained at 8.5% for the pension plan assets and 8.01% for the other postretirement benefit plan. The rate of return for 2005 is expected to be 8.75% for the pension plan and 8.66% for the other postretirement benefit plan.

•
The decline in other postretirement benefit costs of $13 million to $63 million in 2004 was due primarily to the effect of the Medicare Prescription and Drug Improvement and Modernization Act of 2003 enacted in December 2003.

•	Pension and other postretirement benefit costs are expected to decrease $10 million to $97 million in 2005 due primarily to fewer active employees.
•	Funding requirements for pension and other postretirement benefit plans are expected to decrease by $14 million to $53 million in 2005.

See Note 13 to Financial Statements for additional information on pension and other postretirement benefit plans.

Stock-based compensation ─ TXU Corp. grants awards of restricted stock and performance units paid in stock under its Long Term Incentive Compensation Plan (LTIP). The awards ultimately distributed are based on the performance of TXU Corp. stock versus peer company stock performance over a future period (generally three years) and the number of shares ultimately awarded varies depending upon that relative performance. TXU Corp. early adopted SFAS 123R in the fourth quarter of 2004, which provides for the recognition of expense related to LTIP awards based on the grant-date fair value of those awards. Under the previous accounting rule (APB 25), expense recognition was based on the current estimate of shares expected to be awarded and the current market value of shares; consequently, recorded LTIP was subject to significant volatility. LTIP expense recorded in 2004 under SFAS 123R and reported in SG&A expenses totaled $33 million

The determination of fair value of LTIP awards at grant date is based on valuation techniques involving a number of assumptions. TXU Corp. determined the fair value of its LTIP awards utilizing a valuation model that takes into account three principal factors: the probability weighted expected number of shares to be distributed upon vesting, the risk of uncertainty during the vesting period, and the restrictions limiting liquidation of vested stock awards. See Note 9 to Financial Statements.

RESULTS OF OPERATIONS

The results of operations and the related management’s discussion of those results for all periods presented reflect the discontinuance of certain operations (see Note 4 to Financial Statements regarding discontinued operations).

Accounting Changes ─ US Holdings participates in the TXU Corp. Long-term Incentive Compensation Plan. Under this plan, TXU Corp. grants awards of restricted stock and performance units payable in stock to management employees. During 2004, TXU Corp. reviewed a number of alternatives with respect to its management incentive compensation programs, including potential changes to levels and criteria of awards under the stock-based program. The review is ongoing and changes are likely for the 2005 awards. In December 2004, the FASB issued SFAS 123R, which addresses accounting for stock-based compensation. TXU Corp. elected to early adopt this new standard because its application better reflects the underlying economic cost of the awards. TXU Corp. adopted the standard effective with results for the fourth quarter of 2004 in accordance with the “modified retrospective” transition rules of the standard. The adoption resulted in the recognition of a cumulative effect of change in accounting principle of a $6 million after-tax credit. See Note 11 to Financial Statements for additional discussion. Assuming TXU Corp. had taken no other action to reduce the expense for the 2004 year, US Holdings would have recorded an additional $66 million ($43 million after-tax) of expense under the previous accounting rules (APB 25) as compared to the expense under SFAS 123R.

In October 2002, the EITF, through EITF 02-3, rescinded EITF 98-10, which required mark-to-market accounting for all trading activities. Pursuant to this rescission, only financial instruments that are derivatives under SFAS 133 are subject to mark-to-market accounting. Effective January 1, 2003, nonderivative energy contracts were required to be accounted for on a settlement basis. SFAS 143, regarding asset retirement obligations, became effective on January 1, 2003. As a result of the implementation of these two accounting standards, in 2003 US Holdings recorded a cumulative effect of changes in accounting principles of a net $58 million after-tax charge. See Note 3 to Financial Statements for additional discussion.

Also, see Note 2 to Financial Statements for discussion of other changes in accounting standards.

Consolidated US Holdings

2004 compared to 2003

Reference is made to comparisons of results by business segment following the discussion of consolidated results. The business segment comparisons provide additional detail and quantification of items affecting financial results.

US Holdings’ operating revenues increased $721 million, or 8%, to $9.3 billion in 2004. Operating revenues in the TXU Energy Holdings segment rose $509 million, or 6%, to $8.5 billion reflecting higher retail and wholesale pricing, partially offset by the effect of a mix shift to lower-price wholesale sales. Retail volumes declined 12% due to competitive activity and milder weather primarily in the summer. Operating revenues in the TXU Electric Delivery segment increased $139 million, or 7%, to $2.2 billion reflecting $87 million in transition charges associated with securitization bonds issued in August 2003 and June 2004 as well as higher transmission and distribution fees (tariffs). Consolidated revenue growth also reflected a $68 million reduction in the intercompany sales elimination, reflecting lower sales by TXU Electric Delivery to TXU Energy Holdings as sales to nonaffiliated REPs increased.

Gross Margin

	Year Ended December 31,
	2004	% of Revenue	2003	% of Revenue

Operating revenues	$9,294	100%	$8,573	100%
Cost and expenses:
Cost of energy sold and delivery fees	3,836	41%	3,620	42%
Operating costs	1,433	15%	1,391	16%
Depreciation and amortization	713	8%	654	8%
Gross margin	$3,312	36%	$2,908	34%

Gross margin is considered a key operating metric as it measures the effect of changes in sales volumes and pricing versus the variable and fixed costs of energy sold, whether generated or purchased, as well as the variable and fixed costs to deliver energy.

Gross margin increased $404 million, or 14%, to $3.3 billion in 2004. The TXU Energy Holdings segment’s gross margin increased $383 million, or 21%, to $2.2 billion. Higher gross margin reflected initiatives taken to respond to higher natural gas prices, including retail pricing actions and more cost-effective sourcing of power. The gross margin increase reflected higher retail and wholesale prices partially offset by the effect of lower retail volumes and lower results from hedging and risk management activities. The average cost per MWh of power produced and purchased was about even with 2003 as higher purchased power costs due to rising natural gas prices were largely offset by lower cost of power produced due to reduced utilization of high heat rate gas-fired generation and higher lignite and nuclear facility output. The TXU Electric Delivery segment’s gross margin increased $17 million, or 2%, to $1.1 billion reflecting an increase in transmission-related tariffs, partially offset by the effect of milder weather primarily in the summer and an increase in operating costs.

Operating costs increased $42 million, or 3%, to $1.4 billion in 2004, driven by $25 million in incremental costs primarily associated with a planned outage for refueling at the nuclear generation facility and a $12 million increase in third-party transmission costs.

Depreciation and amortization (including amounts shown in the gross margin table above) rose $35 million, or 5%, to $739 million in 2004. This increase reflected $87 million in higher regulatory asset amortization arising from issuance of TXU Electric Delivery securitization bonds issued in August 2003 and June 2004, normal additions and replacements of equipment and the effect of higher asset retirement obligations due to new mining activity. These increases were partially offset by a $56 million impact of lower depreciation related to TXU Energy Holdings’ generation fleet, due primarily to extensions of estimated depreciable lives to better reflect useful lives (see Note 2 to Financial Statements) and a decrease in amortization due to a reduction in the carrying values of software assets in connection with the Capgemini outsourcing transaction. Depreciation and amortization included in gross margin relates to assets directly used in the generation and delivery of electricity and also includes amortization of the regulatory assets associated with securitization bonds.

SG&A expense increased $42 million, or 5%, to $886 million in 2004. The increase reflected $80 million in higher incentive compensation expense due to the improved performance of the business and achievement of certain targets related to trading activities, partially offset by $29 million in lower bad debt expense.

Other income increased $90 million to $142 million in 2004. Other income in 2004 included the remaining $58 million of previously deferred gain on the 2002 sale of two generation plants recognized as the result of the termination, late in the fourth quarter of 2004, of an existing power purchase and tolling agreement discussed above under “TXU Corp. Management Change and Restructuring Plan,” a $19 million gain on sale of undeveloped land and $27 million of amortization of a gain on the June 2004 sale of TXU Fuel. Other income in both 2004 and 2003 included $30 million in amortization of the gain on the 2002 sale of two generation plants. The 2003 period also included a $9 million gain on the sale of contracts related to retail gas activities outside of Texas.

Other deductions increased $644 million to $665 million in 2004. The 2004 amount reflected the initiatives discussed above under “TXU Corp. Management Change and Restructuring Plan” and included $180 million in lease-related charges primarily related to generation and mining assets taken, or to be taken, out of service, $130 million in employee severance charges, $109 million in software write-offs, $101 million in termination costs for an existing power purchase and tolling agreement, $79 million in spare parts inventory write-downs and $21 million for estimated settlement payments arising from the resolution of a distribution rate inquiry initiated by a number of Texas cities.

Interest income rose $19 million to $38 million in 2004 primarily due to higher average advances to affiliates.

Interest expense and related charges decreased $10 million, or 2%, to $595 million in 2004 reflecting $23 million due to lower average rates, partially offset by $15 million due to higher average borrowings.

The effective income tax rate on income from continuing operations before extraordinary gain and cumulative effect of change in accounting principle was 29.6% in 2004 compared to 32.1% in 2003 driven by the effects of ongoing tax benefits of depletion allowances and amortization of investment tax credits on a lower taxable income base in 2004.

Income from continuing operations before extraordinary gain and cumulative effect of changes in accounting principles (an after-tax measure) decreased $64 million, or 9%, to $672 million in 2004. This performance reflected a decrease of $89 million in the TXU Energy Holdings segment. Results in the TXU Energy Holdings segment reflected several unusual charges reported in other deductions discussed above, partially offset by higher gross margin. Earnings in the TXU Electric Delivery segment declined $3 million reflecting $13 million in after-tax severance costs and $14 million after-tax for a rate case settlement, partially offset by higher transmission-related revenues. Results of US Holdings’ holding company improved $28 million primarily reflecting amortization of the deferred gain on the sale of TXU Fuel.

Net pension and postretirement benefit costs reduced income from continuing operations by $55 million after-tax in 2004 and 2003.

Loss from the discontinued operations was $34 million in 2004 and $18 million in 2003. The 2004 loss included a $17 million after-tax impairment charge arising from a June 2004 decision to sell Pedricktown, New Jersey generation facility, a $6 million after-tax charge to settle a contract dispute related to the strategic retail services business and $6 million after-tax in costs to complete various strategic retail services contracts.

An extraordinary gain of $16 million (net of tax of $9 million) in 2004 represents an increase in carrying value of TXU Electric Delivery’s regulatory asset subject to securitization. The second and final tranche of the securitization bonds was issued in June 2004. The increase in the related regulatory asset is due to the effect of higher interest rates than previously estimated on the bonds and therefore increased amounts to be recovered from REPs through revenues as a transition charge to service the bonds.

Cumulative effect of changes in accounting principles, representing after-tax income of $6 million in 2004 and an after-tax charge of $58 million in 2003, reflect the adoption of SFAS 123R in 2004 and the impact of commodity contract mark-to-market accounting from rescission of EITF 98-10 and the recording of asset retirement obligations under SFAS 143 in 2003. (See Note 3 to Financial Statements).

Consolidated US Holdings

2003 compared to 2002

US Holdings’ operating revenues increased $493 million, or 6%, to $8.6 billion in 2003. The revenue growth reflected an increase in the TXU Energy Holdings segment of $308 million, or 4%, to $8.0 billion and an increase in the TXU Electric Delivery segment of $93 million, or 5%, to $2.1 billion. Operating revenues in the TXU Energy Holdings segment reflected higher retail and wholesale pricing, partially offset by the effect of a mix shift to lower-price wholesale sales and lower sales volumes. The growth in revenues in the TXU Electric Delivery segment reflected increased electricity transmission and distribution tariffs, higher transition charges related to the issuance of securitization bonds and higher disconnect/reconnect fees. Consolidated revenue growth also reflected a $92 million reduction in the intercompany sales elimination, primarily reflecting lower sales by TXU Electric Delivery to TXU Energy Holdings as sales to nonaffiliated REPs increased.

Gross Margin

	Year Ended December 31,
	2003	% of Revenue	2002	% of Revenue

Operating revenues	$8,573	100%	$8,080	100%
Cost and expenses:
Cost of energy sold and delivery fees	3,620	42%	3,181	40%
Operating costs	1,391	16%	1,372	17%
Depreciation and amortization	654	8%	662	8%
Gross margin	$2,908	34%	$2,865	35%

Gross margin increased $43 million, or 2%, to $2.9 billion in 2003. This increase reflected growth in the TXU Electric Delivery segment of $29 million, or 3%, to $1.1 billion and an increase in the TXU Energy Holdings segment of $15 million, or 1%, to $1.8 billion. The gross margin increase in the TXU Electric Delivery segment was driven by the higher electricity delivery fees. The TXU Energy Holdings segment gross margin was favorably impacted by $197 million due to regulatory-related retail clawback accrual adjustments (a $185 million charge and a $12 million credit in 2003). The balance of the TXU Energy Holdings segment’s gross margin change reflected a 12% decline in retail sales volumes, partially offset by lower depreciation expense as described immediately below.

Depreciation and amortization (including amounts shown in the gross margin table above) decreased $10 million, or 1%, to $704 million in 2003, reflecting the impact of lower depreciation related to TXU Energy Holdings’ generation fleet due primarily to an extension of the estimated depreciable life of the nuclear generation facility to better reflect its useful life, largely offset by investments in delivery facilities to support growth and normal replacements of equipment and the start of amortization of regulatory assets associated with securitization bonds issued in 2003.

SG&A expense decreased $142 million, or 14%, to $844 million in 2003. The decrease was driven by the TXU Energy Holdings segment and reflected lower staffing and related administrative expenses arising from cost reduction and productivity enhancing initiatives and a focus on activities in the Texas market.

Franchise and revenue-based taxes decreased $35 million, or 9%, to $375 million in 2003 due primarily to a decrease in local gross receipts taxes, partially offset by increases in property and state franchise taxes. The decrease in local gross receipts taxes reflects a regulatory change, applicable to TXU Electric Delivery, in the basis for the calculation from revenue dollars to kilowatt-hours.

Other income increased $14 million to $52 million in 2003. The 2003 and 2002 periods included $30 million of amortization of a gain on the sale of two generation plants in 2002. The 2003 period also included gains on the sale of certain retail business market gas contracts. See Note 19 to Financial Statements under Other Income and Deductions for additional detail.

Other deductions decreased $229 million to $21 million in 2003, reflecting a $237 million ($154 million after-tax) write-down in 2002 of an investment in generation plant construction projects. See Note 19 to Financial Statements under Other Income and Deductions for additional detail.

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

The effective income tax rate on income from continuing operations before extraordinary loss and cumulative effect of changes in accounting principles was 32.1% in 2003 compared to 29.1% in 2002. The increase reflected the effect of comparable (to 2002) tax benefit amounts of depletion allowances and amortization of investment tax credits on a higher income base in 2003. (See Note 12 for an analysis of the effective tax rate.)

Income from continuing operations before extraordinary loss and cumulative effect of changes in accounting principles (an after-tax measure) increased $189 million, or 35%, to $736 million in 2003. Earnings in the TXU Energy Holdings segment rose $175 million, or 54%, to $497 million in 2003. Results in 2002 included impairment charges related to generation plant construction projects ($154 million) and accrual of the retail clawback credit ($120 million). Excluding these items, earnings declined on gross margin compression due to lower retail sales volumes as well as higher interest expenses, partially offset by lower SG&A expenses. Earnings in the TXU Electric Delivery segment rose $13 million, or 5%, to $258 million in 2003, reflecting higher revenues, partially offset by higher interest, depreciation and amortization and operating expenses. Net pension and postretirement benefit costs, reported in operating costs and SG&A expenses, reduced income from continuing operations before extraordinary loss and cumulative effect of changes in accounting principles by $55 million in 2003 and $32 million in 2002.

Loss from the discontinued operations was $18 million in 2003 and $52 million in 2002. The decline reflected reductions in headcount and other SG&A-related expenses. See Note 4 to Financial Statements.

An extraordinary loss of $134 million (net of income tax benefit of $72 million) in 2002 principally represents the write-down of the regulatory assets subject to recovery through the issuance of securitization bonds. (See Note 5 to Financial Statements.)

A cumulative effect of changes in accounting principles, representing an after-tax charge of $58 million in 2003, reflects the impact on commodity contract mark-to-market accounting from rescission of EITF 98-10 and the recording of asset retirement obligations under SFAS 143. (See Note 3 to Financial Statements.)

Energy-Related Commodity Contracts and Mark-to-Market Activities

The table below summarizes the changes in commodity contract assets and liabilities for the years ended December 31, 2004, 2003 and 2002. The net changes in these assets and liabilities, excluding “cumulative effect of change in accounting principle” and “other activity” as described below, represent the net effect of recording unrealized gains/(losses) under mark-to-market accounting for positions in the commodity contract portfolio. These positions consist largely of economic hedge transactions, with speculative trading representing a small fraction of the activity.

	2004	2003	2002

Balance of net commodity contract assets at beginning of year	$108	$316	$371

Cumulative effect of change in accounting principle (1)	─	(75)	─

Settlements of positions included in the opening balance (2)	(59)	(145)	(225)

Unrealized mark-to-market valuations of positions held at end of period (3)	(31)	9	153

Other activity (4)	5	3	17

Balance of net commodity contract assets at end of year	$23	$108	$316

_________________

(1) Represents a portion of the pre-tax cumulative effect of the rescission of EITF 98-10 (see Note 3 to Financial Statements).
(2) Represents unrealized mark-to-market valuations of these positions recognized in earnings as of the beginning of the period.
(3) There were no significant changes in fair value attributable to changes in valuation techniques. Includes $14 million in origination gains recognized in 2002 related to nonderivative wholesale contracts.
(4) Includes initial values of positions involving the receipt or payment of cash or other consideration, such as option premiums, the amortization of such values and reflects the exit of certain retail gas activities in 2003. Also reflects $71 million of contract-related liabilities to Enron Corporation reclassified to other current liabilities in 2002. These activities have no effect on unrealized mark-to-
market valuations.

The decline in net commodity contract assets over the last three years reflects an accounting rule change issued in 2003 that limited mark-to-market accounting to agreements that met the definition of a derivative. Certain energy contracts previously marked-to-market were not derivatives (see Note 3 to Financial Statements). The decline also reflected reduced trading activities following the sale of retail gas operations outside of Texas in 2003 and the appropriate use of normal and cash flow hedge designations in the remaining contract portfolio.

In addition to the net effect of recording unrealized mark-to-market gains and losses that are reflected in changes in commodity contract assets and liabilities, similar effects arise in the recording of unrealized ineffectiveness mark-to-market gains and losses associated with commodity-related cash flow hedges. These effects are reflected in the balance sheet as changes in cash flow hedge and other derivative assets and liabilities. The total net effect of recording unrealized gains and losses under mark-to-market accounting is summarized as follows (excludes cumulative effect of change in accounting principle):

	2004	2003	2002

Unrealized losses in mark-to-market commodity contract portfolio	$(90)	$(136)	$(72)

Ineffectiveness gains/(losses) related to cash flow hedges	(19)	36	(41)

Total unrealized losses associated with energy-related
commodity contracts	$(109)	$(100)	$(113)

These amounts are included in the “hedging and risk management activities” component of revenues as presented in the TXU Energy Holdings segment data.

As a result of guidance provided in EITF 02-3, US Holdings has not recognized origination gains on energy contracts in 2003 or 2004. US Holdings recognized origination gains on retail sales contracts of $40 million in 2002. Because of the short-term nature of these contracts, a portion of these gains would have been recognized on a settlement basis in the year the origination gain was recorded.

Maturity Table — Of the net commodity contract asset balance above at December 31, 2004, the amount representing unrealized mark-to-market net gains that have been recognized in current and prior years’ earnings is $31 million. The offsetting net liability of $8 million included in the December 31, 2004 balance sheet is comprised principally of amounts representing current and prior years’ net receipts of cash or other consideration, including option premiums, associated with contract positions, net of any amortization. The following table presents the unrealized mark-to-market balance at December 31, 2004, scheduled by contractual settlement dates of the underlying positions.

	Maturity dates of unrealized net mark-to-market balances at December 31, 2004
Source of fair value	Maturity less than 1 year	Maturity of 1-3 years		Maturity of 4-5 years		Maturity in Excess of 5 years		Total
Prices actively quoted	$59	$	─	$	─	$	─	$59
Prices provided by other
external sources	─		(38)		8		(3)	(33)
Prices based on models	5		─		─		─	5
Total	$64		$(38)		$8		$(3)	$31
Percentage of total fair value	207%		(123)%		26%		(10)%	100%

As the above table indicates, 84% of the unrealized mark-to-market valuations at December 31, 2004 mature within three years. This is reflective of the terms of the positions and the methodologies employed in valuing positions for periods where there is less market liquidity and visibility. The “prices actively quoted” category reflects only exchange traded contracts with active quotes available. The “prices provided by other external sources” category represents forward commodity positions at locations for which over-the-counter broker quotes are available. Over-the-counter quotes for power and natural gas generally extend through 2005 and 2010, respectively. The “prices based on models” category contains the value of all nonexchange traded options, valued using industry accepted option pricing models. In addition, this category contains other contractual arrangements which may have both forward and option components. In many instances, these contracts can be broken down into their component parts and modeled as simple forwards and options based on prices actively quoted. As the modeled value is ultimately the result of a combination of prices from two or more different instruments, it has been included in this category.

TXU Energy Holdings

Financial Results

	Year Ended December 31,
	2004	2003	2002

Operating revenues	$8,495	$7,986	$7,678

Costs and expenses:

Cost of energy sold and delivery fees	5,265	5,117	4,771

Operating costs	704	685	698

Depreciation and amortization	350	407	450

Selling, general and administrative expenses	667	636	774

Franchise and revenue-based taxes	117	124	120

Other income	(110)	(48)	(33)

Other deductions	610	22	254

Interest income	(31)	(8)	(10)

Interest expense and other charges	353	323	215

Total costs and expenses	7,925	7,258	7,239

Income from continuing operations before income taxes and
cumulative effect of changes in accounting principles	570	728	439

Income tax expense	162	231	117

Income from continuing operations before cumulative effect
of changes in accounting principles	$408	$497	$322

TXU Energy Holdings

Sales Volume and Customer Count Data

	Year Ended December 31,
	2004	2003	2002

Sales volumes:

Retail electricity sales volumes (GWh):
Historical service territory (a):
Residential	30,897	34,082	36,967
Small business (b)	10,476	12,673	15,480
Total historical service territory	41,373	46,755	52,447
Other territories (a):
Residential	3,089	1,899	725
Small business (b)	363	313	427
Total other territories	3,452	2,212	1,152
Large business and other customers	25,466	30,955	36,982
Total retail electricity	70,291	79,922	90,581
Wholesale electricity sales volumes	48,309	36,809	29,353
Total retail and wholesale electricity sales volumes	118,600	116,731	119,934

Average volume (kWh) per retail customer (c):

Residential	15,619	15,959	16,272
Small business	34,095	39,728	47,235
Large business and other customers	351,542	421,203	450,674

Weather (service territory average) - percent of normal (d):
Percent of normal:
Cooling degree days	89.9%	95.7%	99.8%
Heating degree days	89.2%	98.1%	102.0%

Customer counts:

Retail electricity customers (end of period and in thousands) (e):
Historical service territory (a):
Residential	1,951	2,059	2,204
Small business (b)	309	316	328
Total historical service territory	2,260	2,375	2,532

Other territories (a):
Residential	194	148	98
Small business (b)	6	5	5
Total other territories	200	153	103

Large business and other customers	76	69	78
Total retail electricity customers	2,536	2,597	2,713

(a)	Historical service and other territory data for 2003 and 2002 are best estimates.
(b)	Customers with demand of less than 1 MW annually.
(c)	Calculated using average number of customers for period.
(d)
Weather data is obtained from Weatherbank, Inc., an independent company that collects and archives weather data from reporting stations of the National Oceanic and Atmospheric Administration (a federal agency under the US Department of Commerce).

(e)	Based on number of meters.

TXU Energy Holdings

Revenue and Market Share Data
	Year Ended December 31,
	2004	2003	2002

Operating revenues (millions of dollars):

Retail electricity revenues:
Historical service territory (a):
Residential	$3,164	$3,152	$3,044
Small business (b)	1,103	1,213	1,312
Total historical service territory	4,267	4,365	4,356

Other territories (a):
Residential	298	159	64
Small business (b)	34	25	18
Total other territories	332	184	82

Large business and other customers	1,771	1,935	2,085
Total retail electricity revenues	6,370	6,484	6,523
Wholesale electricity revenues	1,886	1,258	841
Hedging and risk management activities	(103)	30	147
Other revenues	342	214	167
Total operating revenues	$8,495	$7,986	$7,678

Hedging and risk management activities:

Net unrealized mark-to-market losses	$(109)	$(100)	$(113)
Realized gains	6	130	260
Total	$(103)	$30	$147

Average revenues per MWh:

Residential	$101.88	$92.02	$82.44
Small business	$104.87	$95.38	$81.75
Large business and other customers	$69.54	$62.51	$56.93

Estimated share of ERCOT retail markets (c):

Historical service territory (a):
Residential (d)	81%	86%	95%
Small business (d)	78%	82%	89%
Total ERCOT:
Residential	44%	46%	49%
Small business	31%	32%	35%
Large business and other customers	33%	37%	43%

__________________________
(a) Historical service and other territory data for 2003 and 2002 are best estimates.
(b) Customers with demand of less than 1 MW annually.
(c) Based on number of meters, except large business which is based upon annualized consumption.
(d) Estimated market share is based on the number of customers that have choice.

TXU Energy Holdings

Cost of Energy Sold Data
	Year Ended December 31,
	2004	2003	2002

Fuel and purchased power costs (cost of energy sold) per MWh:

Nuclear generation	$4.31	$4.49	$4.61
Lignite/coal generation	$12.96	$12.53	$12.65
Gas/oil generation and purchased power	$47.95	$46.12	$34.06
Average total electricity supply	$29.02	$28.73	$23.61

Delivery fees per MWh	$21.75	$18.93	$19.45

Production and purchased power volumes (GWh):

Nuclear (baseload)	18,979	17,717	16,557
Lignite/coal (baseload)	42,339	41,311	38,181
Gas/oil	4,726	13,250	19,572
Purchased power	56,007	49,915	50,546
Total energy supply	122,051	122,193	124,856
Less line loss and other	3,451	5,462	4,922
Net energy supply volumes	118,600	116,731	119,934

Baseload capacity factors (%):

Nuclear	94.3%	88.1%	82.2%
Lignite/coal	86.2%	84.7%	78.0%

TXU Energy Holdings

2004 compared to 2003

Operating revenues increased $509 million, or 6%, to $8.5 billion in 2004. Retail electricity revenues decreased $114 million, or 2%, to $6.4 billion. This decline reflected a $781 million decrease attributable to a 12% drop in sales volumes, driven by the effect of competitive activity and milder weather primarily in the summer, partially offset by a $667 million increase due to higher average pricing. Lower business market volumes also reflected a strategy to target higher margin customer segments. Higher pricing reflected increased price-to-beat rates, reflecting regulatory-approved fuel factor increases and higher pricing in the competitive business market, both resulting from higher natural gas prices. Retail electricity customer counts at December 31, 2004 declined 2.3% from December 31, 2003. Wholesale electricity revenues grew $628 million, or 50%, to $1.9 billion reflecting a $393 million increase attributable to a 31% rise in sales volumes and a $235 million increase due to the effect of increased natural gas prices on wholesale prices. Higher wholesale electricity sales volumes reflected, principally during the first half of the year, the establishment of the new northeast zone in ERCOT. Because TXU Energy Holdings has a generation plant and a relatively small retail customer base in the new zone, wholesale sales volumes increased, and wholesale power purchases also increased to meet retail sales demand in other zones and minimize congestion costs. Completion of transmission projects later in the year reduced congestion costs, resulting in normalized sales and purchase volumes. The increase in wholesale sales volumes also reflected a partial shift in TXU Energy Holdings’ customer base from retail to wholesale services, particularly in the business market.

Net results from hedging and risk management activities, which are reported in revenues and include both realized and unrealized gains and losses, declined $133 million from a net gain of $30 million in 2003 to a net loss of $103 million in 2004. Results from these activities included the net effect of recording unrealized gains and losses under mark-to-market accounting, versus settlement accounting, of $109 million in net losses in 2004 and $100 million in net losses in 2003. Because the hedging activities are intended to mitigate the risk of commodity price movements on revenues and cost of energy sold, the changes in such results should not be viewed in isolation, but rather taken together with the effects of pricing and cost changes on gross margin. The decline included $22 million in mark-to-market losses associated with required 2004 capacity auctions, $19 million in increased reserves, primarily reflecting the release in 2003 of liquidity reserves related to retail contracts settled and $26 million of increased cash flow accounting hedge ineffectiveness. The comparison also reflected $34 million of gas storage and retail gas business margin in 2003, primarily related to businesses sold in late 2003, and $18 million due to a favorable settlement with a counterparty in 2003. The majority of TXU Energy Holdings’ natural gas physical sales and purchases are in the wholesale markets and essentially represent hedging activities. These activities are accounted for on a net basis with the exception of retail sales to business customers, which effective October 1, 2003 are reported gross in accordance with new accounting rules and totaled $126 million in revenues for the first nine months of 2004. The increase in other revenues of $128 million to $342 million in 2004 was primarily driven by this change.

Gross Margin

	Year Ended December 31,
	2004	% of Revenue	2003	% of Revenue

Operating revenues	$8,495	100%	$7,986	100%
Costs and expenses:
Cost of energy sold and delivery fees	5,265	62%	5,117	64%
Operating costs	704	8%	685	8%
Depreciation and amortization	327	4%	368	5%
Gross margin	$2,199	26%	$1,816	23%

Gross margin increased $383 million, or 21%, to $2.2 billion in 2004. Higher gross margin reflected initiatives taken to respond to higher natural gas prices, including retail pricing actions and more cost effective sourcing of power. The gross margin increase reflected higher retail and wholesale prices partially offset by the effect of lower retail volumes, lower results from hedging and risk management activities and increased delivery fees. The average cost per MWh of power produced and purchased was about even with 2003, as higher purchased power costs due to rising natural gas prices were largely offset by lower cost of power produced due to reduced utilization of high heat rate gas-fired generation and higher lignite and nuclear facility output. Delivery fees increased on a per MWh basis due to a lower retail clawback credit applied to delivery fees in 2004 compared to the excess mitigation credit applied in 2003, as well as increased transition charges related to the issuance of regulatory asset securitization bonds by TXU Electric Delivery.

Operating costs increased $19 million, or 3%, to $704 million in 2004. The increase reflected $30 million in incremental testing, inspection and component repair costs associated with the planned outage for refueling at the nuclear facility and planned lignite/coal plant outages, $11 million in higher incentive compensation expense, an increase of $4 million in ad valorem taxes due to higher gas prices and a $4 million increase in property insurance premiums. Operating costs reflected a decline of $16 million related to customer care support services previously provided to TXU Gas (largely offset by lower related revenues), and $14 million due to the absence of the gas transportation subsidiary sold in June 2004 (largely offset by higher costs of energy sold related to gas-fired production).

Depreciation and amortization (including amounts shown in the gross margin table above) decreased $57 million, or 14%, to $350 million. The decrease was driven by extensions of estimated average depreciable lives of lignite and nuclear generation facilities’ assets to better reflect their useful lives, partially offset by the effect of mining activity and the related asset retirement obligation and the effect of the transfer of information technology assets, principally capitalized software, to a TXU Corp. affiliate in connection with the Capgemini transaction. Depreciation and amortization included in gross margin represents depreciation of assets directly used in the generation of electricity.

SG&A expenses increased by $31 million, or 5%, to $667 million reflecting $72 million in higher incentive compensation expense due to improved performance of the business and achievement of certain targets related to trading activities, partially offset by $24 million in lower bad debt expense reflecting stricter disconnect policies, more focused collection activities, targeted customer marketing and lower accounts receivable balances, $8 million from various cost reduction initiatives and $4 million in reduced marketing costs outside the historical service territory.

Other income increased by $62 million to $110 million in 2004. Other income in 2004 included $58 million of the remaining unamortized gain on the 2002 sale of two generation plants recognized as a result of the termination of an existing power purchase and tolling agreement discussed above under “Business Restructuring and Other Actions” and a $19 million gain on the sale of undeveloped land. Other income in both 2004 and 2003 reflected $30 million in amortization of the gain on the 2002 sale of two generation plants. The 2003 period also included a $9 million gain on the sale of contracts related to retail gas activities outside of Texas.

Other deductions increased $588 million to $610 million in 2004. Other deductions in 2004 consist largely of $180 million in lease-related charges primarily related to generation and mining assets taken, or to be taken, out of service, $107 million in software write-offs, $107 million for employee severance, $101 million in termination costs for an existing power purchase and tolling agreement and $79 million for spare parts inventory writedowns, all discussed above under “Business Restructuring and Other Actions.”

Interest income increased by $23 million to $31 million in 2004 primarily due to higher average advances to affiliates.

Interest expense and related charges increased by $30 million, or 9%, to $353 million in 2004. The increase reflected $40 million due to higher average debt levels and $12 million representing higher interest reimbursement to TXU Electric Delivery for carrying costs related to securitized regulatory assets, partially offset by $21 million due to lower average interest rates.

The effective income tax rate decreased to 28.4% in 2004 from 31.7% in 2003 driven by the effects of ongoing tax benefits of depletion allowances and amortization of investment tax credits on a lower income base in 2004.

Income from continuing operations before cumulative effect of changes in accounting principles decreased $89 million to $408 million in 2004, reflecting the net restructuring related charges reported in other deductions and other income and higher SG&A expenses, partially offset by the higher gross margin. Net pension and postretirement benefit costs reduced net income by $36 million in both 2004 and 2003.

TXU Energy Holdings

2003 compared to 2002

Effective with reporting for 2003, results for the TXU Energy Holdings segment exclude expenses incurred by the US Holdings parent company in order to present the segment on the same basis as the results of the business are evaluated by management. Prior year amounts are presented on this revised basis.

Operating revenues increased $308 million, or 4%, to $8.0 billion in 2003. Total retail and wholesale electricity revenues rose $378 million, or 5%, to $7.7 billion. This growth reflected higher retail and wholesale pricing, partially offset by the effects of a mix shift to lower-price wholesale sales and a 3% decline in total sales volumes. Retail electricity revenues decreased $39 million, or 1%, to $6.5 billion reflecting a $768 million decline attributable to a 12% drop in sales volumes, driven by the effect of competitive activity in the business market, largely offset by a $730 million increase due to higher pricing. Higher prices reflected increased price-to-beat rates, due to approved fuel factor increases, and higher contract pricing in the competitive large business market, both resulting from higher natural gas prices. Retail electricity customer counts declined 4.3% from year-end 2002. Wholesale electricity revenues grew $417 million, or 50%, to $1.3 billion reflecting a $223 million increase attributable to a 25% rise in sales volumes and a $194 million increase due to the effect of increased natural gas prices on wholesale prices. Higher wholesale electricity sales volumes reflected a partial shift in the customer base from retail to wholesale services, particularly in the business market.

Net gains from hedging and risk management activities, which are reported in revenues and include both realized and unrealized gains and losses, declined $117 million to $30 million in 2003. Changes in these results reflect market price movements on commodity contracts entered into to hedge gross margin; the comparison to 2002 also reflects a decline in activities in markets outside of Texas. Because the hedging activities are intended to mitigate the risk of commodity price movements on revenues and cost of energy sold, the changes in such results should not be viewed in isolation, but rather taken together with the effects of pricing and cost changes on gross margin. Results from these activities include net unrealized losses arising from mark-to-market accounting of $100 million in 2003 and $113 million in 2002. The majority of TXU Energy Holdings’ natural gas physical sales and purchases are in the wholesale markets and essentially represent hedging activities. These activities are accounted for on a net basis with the exception of retail sales to business customers, which effective October 1, 2003 are reported gross in accordance with new accounting rules and totaled $39 million in revenues since that date. The increase in other revenues of $47 million to $214 million in 2003 was driven by this change.

Gross Margin

	Year Ended December 31,
	2003	% of Revenue	2002	% of Revenue

Operating revenues	$7,986	100%	$7,678	100%
Costs and expenses:
Cost of energy sold and delivery fees	5,117	64%	4,771	62%
Operating costs	685	8%	698	9%
Depreciation and amortization	368	5%	408	5%
Gross margin	$1,816	23%	$1,801	24%

The depreciation and amortization expense reported in the gross margin amounts above excluded $39 million and $42 million of such expense for the years ended December 31, 2003 and 2002, respectively, related to assets that are not directly used in the generation of electricity.

Gross margin increased $15 million, or 1%, to $1.8 billion in 2003. The gross margin comparison was favorably impacted by $197 million due to regulatory-related retail clawback accrual adjustments (a $185 million charge in 2002 and a $12 million credit in 2003), as described in Note 16 to Financial Statements, and $53 million in lower operating costs and depreciation and amortization. Adjusting for these effects, margin declined $235 million, driven by the effect of lower retail sales volumes. The combined effect of higher costs of energy sold and lower results from hedging and risk management activities was essentially offset by higher sales prices. Higher costs of energy sold were driven by higher natural gas prices, but were mitigated by increased sourcing of retail and wholesale sales demand from TXU Energy Holdings’ baseload (nuclear-powered and coal-fired) generation plants. Baseload supply of sales demand increased by five percentage points to 51% in 2003. The balance of sales demand in 2003 was met with gas-fired generation and purchased power.

Operating costs decreased $13 million, or 2%, to $685 million in 2003. The decline reflected $20 million due to one scheduled outage for nuclear generation unit refueling and maintenance in 2003 compared to two in 2002 and $15 million from various cost reduction initiatives, partially offset by $27 million in higher employee benefits and insurance costs.

Depreciation and amortization (including amounts shown in the gross margin table above) decreased $43 million, or 10%, to $407 million largely due to the effect of adjusted depreciation rates related to the generation fleet effective April 2003. The adjusted rates reflect an extension in the estimated average depreciable life of the nuclear generation facility’s assets of approximately 11 years (to 2041) to better reflect its useful life, partially offset by higher depreciation rates for lignite and gas facilities to reflect investments in emissions equipment made in recent years.

SG&A expenses declined $138 million, or 18%, to $636 million in 2003. Lower staffing and related administrative expenses contributed approximately $95 million to the decrease, reflecting cost reduction and productivity enhancing initiatives and a focus on activities in the Texas market. Lower SG&A expenses also reflected a $40 million decline in bad debt expense. In the retail electricity business, the effect of enhanced credit and collection activities was largely offset by increased write-offs arising from disconnections now allowed under new regulatory rules and increased churn of non-paying customers. The decrease in bad debt expense primarily reflected the wind down of retail gas (business customer supply) activities outside of Texas and the recording of related reserves in 2002.

Other income increased $15 million to $48 million in 2003. Other income in both periods included approximately $30 million of amortization of a gain on the sale of two generation plants in 2002. The 2003 period also included a $9 million gain on the sale of contracts related to retail gas activities outside of Texas.

Other deductions decreased $232 million to $22 million in 2003, reflecting a $237 million ($154 million after-tax) writedown in 2002 of an investment in two generation plant construction projects. In addition, both periods include several individually immaterial items.

Interest expense and related charges increased $108 million, or 50%, to $323 million in 2003. The increase reflected $108 million due to higher average interest rates as short-term borrowings were replaced with higher-rate long-term financing. An $11 million full-year effect of the amortization of the discount on the exchangeable subordinated notes issued in 2002 (subsequently exchanged by TXU Energy Holdings for exchangeable preferred membership interests), was largely offset by the effect of lower average short-term debt levels.

The effective income tax rate increased to 31.7% in 2003 from 26.7% in 2002. The increase was driven by the effect of comparable (to 2002) tax benefit amounts of depletion allowances and amortization of investment tax credits on a higher income base in 2003. (See Note 12 for analysis of the effective tax rate.)

Income from continuing operations before cumulative effect of changes in accounting principles increased $175 million, or 54%, to $497 million in 2003. Results in 2002 included impairment charges related to generation plant construction projects and an accrual for retail clawback of $154 million after-tax and $120 million after-tax, respectively. Excluding these items, earnings declined on gross margin compression due to lower retail sales volumes as well as higher interest expense, partially offset by lower SG&A expenses. Net pension and postretirement benefit costs reduced net income by $36 million in 2003 and by $21 million in 2002.

TXU Electric Delivery

Financial Results

	Year Ended December 31,
	2004	2003	2002

Operating revenues	$2,226	$2,087	$1,994

Costs and expenses:

Operating costs	730	709	676

Depreciation and amortization	389	297	264

Selling, general and administrative expenses	219	207	213

Franchise and revenue-based taxes	248	250	272

Other income	(7)	(8)	(9)

Other deductions	52	—	—

Interest income	(56)	(52)	(49)

Interest expense and related charges	280	300	265

Total costs and expenses	1,855	1,703	1,632

Income from continuing operations before income taxes, extraordinary
items and cumulative effect of change in accounting principle	371	384	362

Income tax expense	116	126	117

Income from continuing operations before extraordinary items
and cumulative effect of change in accounting principle	$255	$258	$245

TXU Electric Delivery

Operating Data

	Year Ended December 31,
	2004	2003	2002

Volumes:

Electric energy delivered (GWh)	101,928	101,810	102,481

Reliability statistics:

System Average Interruption Duration Index (SAIDI) (non-storm) (a)	75.54	74.15	90.36
System Average Interruption Frequency Index (SAIFI) (non-storm) (a)	1.10	1.17	1.39
Customer Average Interruption Duration Index (CAIDI) (non-storm) (a)	68.67	63.30	64.81

Electricity points of delivery (end of period and in thousands):

Electricity distribution points of delivery - based on number of meters (b)	2,971	2,932	2,909

Operating revenues (millions of dollars):

Electricity distribution revenues (c):
Affiliated (TXU Energy Holdings)	$1,418	$1,485	$1,581
Nonaffiliated	590	410	239
Total distribution revenues	2,008	1,895	1,820
Third-party transmission revenues	192	167	151
Other miscellaneous revenues and eliminations	26	25	23
Total operating revenues	$2,226	$2,087	$1,994
__________________________
(a) SAIDI is the average number of total electric service outage minutes per customer in the past year. SAIFI is the average number of electric service interruptions per customer in the past year. CAIDI is the average number of electric service outage minutes per interruption in the past year.
(b) Includes lighting sites, principally guard lights, for which TXU Energy Holdings is the REP but are not included in TXU Energy Holdings’ customer count. Such sites totaled 95,252 in 2004, 100,901 in 2003 and 105,987 in 2002.
(c) Includes disconnect/reconnect fees.

TXU Electric Delivery

2004 compared to 2003

Operating revenues increased $139 million, or 7%, to $2.2 billion in 2004. The growth reflected $87 million in transition charges associated with the issuance of securitization bonds in August 2003 and June 2004, $26 million in increased distribution tariffs to recover higher transmission costs, $23 million in transmission rate increases approved in 2003 and 2004 and $9 million from implementation of power factor billing. Power factor billing is a tariff on nonresidential end-use consumers that utilize inefficient equipment. Revenue growth also included $7 million in increased disconnect/reconnect fees, reflecting activities initiated by REPs. Milder weather, primarily in the summer, and consumer usage efficiencies, partially offset by growth in points of delivery resulted in an estimated net $16 million decrease in revenue. A 44% increase in the nonaffiliated component of TXU Electric Delivery’s distribution revenues, as well as a 5% decrease in the affiliated component, reflects competitive retail sales activity in the historical service territory. Delivered electricity volumes were about even with 2003.

Gross Margin

	Year Ended December 31,
	2004	% of Revenue	2003	% of Revenue

Operating revenues	$2,226	100%	$2,087	100%
Costs and expenses:
Operating costs	730	33%	709	34%
Depreciation and amortization	386	17%	285	14%
Gross margin	$1,110	50%	$1,093	52%

Gross margin increased $17 million, or 2%, to $1.1 billion in 2004, driven by an increase in transmission-related tariffs, partially offset by the effect of milder weather primarily in the summer and an increase in operating costs. The increase in operating costs of $21 million, or 3%, to $730 million, reflected $12 million in third-party transmission costs, $8 million in property taxes due to property additions and increased value, $6 million in metering-related costs associated with the increased disconnect/reconnect activity, and $5 million in vegetation management to improve system reliability, partially offset by $4 million decrease in labor and benefits as a result of 2004 storm activity (recorded to a regulatory asset or billed to companies affected by hurricane damage) and $6 million of various other costs that were individually insignificant. Depreciation and amortization included in gross margin represents depreciation of assets directly used in the transmission and distribution of electricity and amortization of regulatory assets. The increase in depreciation and amortization of $101 million, or 35%, to $386 million reflected $87 million in higher amortization of regulatory assets associated with the issuance of securitization bonds (offsetting the same amount of revenue increase) and $13 million in higher depreciation due to normal additions and replacements of property, plant and equipment.

Depreciation and amortization not included in gross margin totaled $3 million and $12 million for 2004 and 2003, respectively. This decline reflected a transfer of information technology assets, principally capitalized software, to a TXU Corp. affiliate in connection with the Capgemini outsourcing transaction (see Note 1 to Financial Statements).

SG&A expenses increased $12 million, or 6%, to $219 million in 2004. The increase primarily reflected an $8 million increase in incentive compensation expense due to the improved performance of the business. Increases in various costs that were individually insignificant were largely offset by lower bad debt expense reflecting a $4 million write-off in 2003.

Other deductions totaled $52 million in 2004. This line item includes a charge of $21 for estimated settlement payments arising from the resolution of a distribution rate inquiry initiated by a number of Texas cities. Other deductions also includes $20 million of severance-related charges in connection with the Capgemini outsourcing transaction and other cost reduction initiatives, $4 million for costs associated with transitioning the outsourced activities to Capgemini, $2 million related to TXU Electric Delivery’s portion of the equity losses (representing depreciation expense) in the TXU Corp. entity holding the capitalized software licensed to Capgemini, and $4 million in asset write-downs and other unusual charges. See the discussion above under “TXU Corp. Management Change and Restructuring Plan” for additional information.

Interest income increased by $4 million, or 8%, to $56 million in 2004 driven by an $11 million increase in interest income from TXU Energy Holdings related to securitized regulatory assets, partially offset by a $6 million decrease in interest income from TXU Energy Holdings related to the excess mitigation credit that ceased at the end of 2003.

Interest expense and related charges decreased $20 million, or 7%, to $280 million in 2004. The decrease reflected a $23 million impact of lower average interest rates and $6 million in interest paid to REPs in 2003 related to the excess mitigation credit that ceased at the end of 2003, partially offset by a $9 million impact of higher average borrowings.

The effective income tax rate decreased to 31.3% in 2004 from 32.8% in 2003. The decrease was due primarily to the effects of the Medicare Prescription and Drug Improvement and Modernization Act of 2003, the nontaxable prescription drug subsidy.

Income before extraordinary gain and cumulative effect of change in accounting principle (an after-tax measure) decreased $3 million, or 1%, to $255 million in 2004, as unusual charges reported in other deductions and higher operating costs were partially offset by higher transmission-related revenues and lower interest expense. Net pension and postretirement benefit costs reduced net income by $19 million for both 2004 and 2003.

TXU Electric Delivery

2003 compared to 2002

TXU Electric Delivery’s operating revenues increased $93 million, or 5%, to $2.1 billion in 2003. The growth reflected $19 million in transition charges associated with the issuance of securitization bonds in August 2003, $19 million in increased distribution tariffs to recover higher transmission costs and $18 million in transmission rate increases. Revenue growth also included $26 million in increased disconnect/reconnect fees, reflecting activities initiated by REPs, and $10 million from increased pricing to certain business consumers due to higher peak demands in 2003. The 72% increase in the nonaffiliated component of TXU Electric Delivery’s revenues, as well as the 6% decrease in the affiliated component, reflected competitive retail sales activity in the historical service territory. Delivered electricity volumes were about even with 2002.

Gross Margin

	Year Ended December 31,
	2003	% of Revenue	2002	% of Revenue

Operating revenues	$2,087	100%	$1,994	100%
Costs and expenses:
Operating costs	709	34%	676	34%
Depreciation and amortization	285	14%	254	13%
Gross margin	$1,093	52%	$1,064	53%

Gross margin increased $29 million, or 3%, to $1.1 billion in 2003, driven by the benefit of higher transmission-related tariffs, partially offset by increased operating costs. The increase in operating costs of $33 million, or 5%, to $709 million reflects $22 million in third-party transmission costs and $8 million in higher pension and other postretirement benefit costs. The increase in depreciation and amortization of $31 million, or 12%, to $285 million reflects $11 million in higher depreciation due to investments in delivery facilities to support growth and normal replacements of equipment and $19 million in amortization of regulatory assets associated with the issuance of securitization bonds in August 2003 (offsetting the same amount of revenue increase).

Depreciation and amortization not included in gross margin rose $2 million to $12 million in 2003.

SG&A expenses decreased $6 million, or 3%, to $207 million in 2003 due primarily to lower outside services and consulting expenses arising from cost reduction initiatives implemented in late 2002.

Franchise and revenue-based taxes declined $22 million, or 8%, to $250 million in 2003 due to the full implementation of a regulatory change in the basis for the calculation of local gross receipts taxes from revenue dollars to kWh.

Interest income increased $3 million, or 6%, to $52 million in 2003 reflecting a $15 million increase in the reimbursement from TXU Energy Holdings for higher carrying costs on regulatory assets (see discussion of higher average interest rates below) and a $3 million increase in investment income, partially offset by $15 million less interest on the excess mitigation credit note receivable from TXU Energy Holdings due to principal payments.

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

Income from continuing operations before extraordinary loss increased $13 million, or 5%, to $258 million in 2003, reflecting higher transmission-related revenues, partially offset by higher operating expenses and higher interest expense. Net pension and postretirement benefit costs reduced net income by $19 million in 2003 and $11 million in 2002.

OTHER COMPREHENSIVE INCOME (OCI) — Continuing Operations

Cash flow hedge activity reported in other comprehensive income from continuing operations included:
	Year Ended December 31,
	2004	2003	2002

Cash flow hedge activity (net of tax):
Net change in fair value of hedges - gains/(losses):
Commodities	$(86)	$(138)	$(96)
Financing - interest rate swaps	—	—	(88)
	(86)	(138)	(184)
Losses realized in earnings (net of tax):
Commodities	32	162	16
Financing - interest rate swaps	8	6	2
	40	168	18

Effect of cash flow hedges reported in comprehensive
results related to continuing operations	$(46)	$30	$(166)

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

Other comprehensive income also included adjustments related to minimum pension liabilities.  Minimum pension liability adjustments were a gain of $6 million ($3 million after-tax) in 2004, a gain of $35 million ($23 million after-tax) in 2003, and a loss of $57 million ($37 million after-tax) in 2002. The gain in 2003 reflected the impact of improved returns on plan assets. The minimum pension liability represents the excess of the accumulated benefit obligation over the plans’ assets and the liability reflected in the balance sheet under SFAS 87. The recording of the liability did not affect US Holdings’ financial covenants in any of its credit agreements.

See also Note 15 to Financial Statements.

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows — Cash flows provided by operating activities in 2004 were $1.8 billion compared to $2.0 billion in 2003. The decline was driven by unfavorable working capital (accounts receivable, accounts payable and inventories) changes of $315 million, which reflected improvements in 2003 due to higher collections following billing delays experienced during the transition to competition and included $73 million in decreased funding under the accounts receivable sales program, partially offset by increased earnings after adjusting for noncash unusual charges.

The increase in cash flows in 2003 from 2002 of $668 million was driven by favorable working capital (accounts receivable, accounts payable and inventories) changes of $745 million, which primarily reflects the effect of billing and collection delays in 2002, due to data compilation and reconciliation issues among ERCOT and the market participants in the newly deregulated market, and included $100 million in increased funding under the accounts receivable sales program.

Cash flows used in financing activities were $2.0 billion in 2004 compared to $1.9 billion in 2003. Financing activities provided cash flows of $774 billion in 2002. The drivers of the $105 million increase in cash used in financing activities from 2003 to 2004 and the $2.7 billion change from 2002 to 2003 are summarized in the table below:

	Year Ended December 31,
	2004	2003	2002

Cash provided by (used in) financing activities:
Bank borrowings	$210	$(1,804)	$1,804
Net change in advances from affiliates	(1,755)	(59)	(799)
Net issuances (repayments) of other borrowings	273	975	705
Repurchase of common stock	—	(463)	—
Dividends paid to parent	(775)	(588)	(927)
Preferred stock dividends	(2)	(5)	(9)
Total	$(2,049)	$(1,944)	$774

Cash flows used in investing activities totaled $499 million, $712 million, and $572 million in 2004, 2003 and 2002, respectively. The drivers of the $213 million decrease in cash used in investing activities from 2003 to 2004 and the $140 million increase in cash used in investing activities from 2002 to 2003 are summarized in the table below:

	Year Ended December 31,
	2004	2003	2002

Cash used in investing activities:
Capital expenditures, including nuclear fuel	$(968)	$(750)	$(848)
Sale of TXU Fuel	500	─	─
Sale of retail gas business	─	14	─
Sale of two generation plants	─	─	443
Proceeds from sale of other assets	30	10	4
Termination of out-of-the-money interest rate cash flow hedges	─	─	(133)
Other, including transaction costs	(61)	14	(38)
Total	$(499)	$(712)	$(572)

The $218 million increase in capital expenditures, including nuclear fuel, in 2004 was driven by a $161 million increase at TXU Energy Holdings. The increase primarily reflected increased spending on generation projects and security improvements. The balance of the growth reflected increased spending in the TXU Electric Delivery operations to improve system reliability and performance and support growth.

Future Capital Expenditures — Capital expenditures are expected to total $1.1 billion for 2005, substantially all of which are for maintenance and organic growth of existing operations, and are expected to be funded by cash flows from operations. Approximately 63% is planned for the TXU Electric Delivery segment and 37% for the TXU Energy Holdings segment.

Depreciation and amortization expense reported in the statement of cash flows exceeds the amount reported in the statement of income by $65 million for 2004. This difference reflected amortization of nuclear fuel, which is reported as cost of energy sold in the statement of income consistent with industry practice.

Financing Activities

Capital Resources — Over the next twelve months, US Holdings and its subsidiaries will need to fund ongoing working capital requirements and maturities of debt. US Holdings and its subsidiaries have funded or intend to fund these requirements through cash on hand, cash flows from operations, the sale of assets, short-term credit facilities and the issuance of long-term debt or other securities.

Long-term Debt Activity — During the year ended December 31, 2004, US Holdings and its subsidiaries issued, reacquired, or made scheduled principal payments on long-term debt as follows (all amounts presented are principal):

	Issuances	Retirements

TXU Energy Holdings:
Pollution control revenue bonds	$—	$222
Senior notes	800	400
Other long-term debt	—	8

TXU Electric Delivery:
Transition bonds	790	32
First mortgage bonds	—	613

US Holdings:
Long-term debt	—	5

Total	$1,590	$1,280

See Notes 7, 8, 9 and 10 to Financial Statements for further detail of debt issuance and retirements, repurchase of exchangeable preferred membership interest, financing arrangements, preferred securities and capitalization.

Regulatory Asset Securitization— The Settlement Plan approved by the Commission provided TXU Electric Delivery with a financing order authorizing the issuance of securitization bonds in the aggregate principal amount of up to $1.3 billion to recover regulatory asset stranded costs. TXU Electric Delivery’s bankruptcy remote subsidiary issued $790 million of the bonds in June of 2004 and $500 million of the bonds in August of 2003. The proceeds were used to retire debt. Because the bond principal and interest payments are secured by the collection of transition charges by TXU Electric Delivery, the $1.3 billion in debt is excluded TXU Electric Delivery’s capitalization by credit rating agencies. There is no further issuance authority under the financing order.

Credit Facilities — At March 31, 2005, US Holdings had access to credit facilities totaling $4.0 billion of which $3.0 billion was unused. These credit facilities are used for working capital and general corporate purposes and to support issuances of letters of credit. In January 2005, TXU Corp.’s $425 million credit facility was terminated and $419 of related outstanding letters of credit were effectively transferred to facilities of TXU Energy Holdings. See Note 7 to Financial Statements for details of the arrangements.

In March 2005, TXU Energy Holdings and TXU Electric Delivery amended and restated their $2.5 billion credit facilities. The amended and restated credit facilities provide an aggregate borrowing and letter of credit capacity of $3.5 billion (with a maximum amount of $2.8 billion available for TXU Electric Delivery), with a $1.4 billion facility maturing in June 2008, a $1.6 billion facility maturing in March 2010 and a $500 million facility maturing in June 2010. The amended and restated facility can be used for working capital and general corporate purposes including providing back-up for any future issuances of commercial paper by TXU Energy Holdings or TXU Electric Delivery and the making of advances to affiliates.
Registered Financing Arrangements — US Holdings may issue and sell additional debt and equity securities as needed, including issuances of up to $25 million of cumulative preferred stock and up to an aggregate of $924 million of additional cumulative preferred stock, debt securities and/or preferred securities of subsidiary trusts, all of which are currently registered with the SEC for offering pursuant to Rule 415 under the Securities Act of 1933.

In March 2005, TXU Energy Holdings and TXU Electric Delivery amended and restated their $2.5 billion credit facilities. The amended and restated credit facilities provide an aggregate borrowing and letter of credit capacity of $3.5 billion (with a maximum amount of $2.8 billion available for TXU Electric Delivery), with a $1.4 billion facility maturing in June 2008, a $1.6 billion facility maturing in March 2010 and a $500 million facility maturing in June 2010. The amended and restated facility can be used for working capital and general corporate purposes including providing back-up for any future issuances of commercial paper by TXU Energy Holdings or TXU Electric Delivery and the making of advances to affiliates.

Capitalization — The capitalization ratios of US holdings at December 31, 2004, consisted of long-term debt (less amounts due currently) of 52.2%, exchangeable preferred membership interests (net of unamortized discount balance of $239 million) of 3.5%, preferred stock of 0.3% and common stock equity of 44.0%.

TXU Electric Delivery’s cash distributions may take the legal form of common stock share repurchases or the payment of dividends on outstanding shares of its common stock. The form of the distributions is primarily determined by current and forecasted levels of retained earnings. The common stock share repurchases made subsequent to January 1, 2002 are cash distributions to US Holdings that for financial reporting purposes have been recorded as a return of capital. Any future cash distributions to US Holdings will be reported (i) as a return of capital if made through repurchases or (ii) as a dividend if so declared by the board of directors. Any future common stock share repurchases will reduce the amount of TXU Electric Delivery's equity, but will not change US Holdings' 100% ownership of TXU Electric Delivery.

Short-term Borrowings — At December 31, 2004, US Holdings had outstanding short-term borrowings consisting of bank borrowings of $210 million at a weighted average interest rate of 5.25%. At December 31, 2003, US Holdings had outstanding short-term advances from affiliates of $691 million at a weighted average interest rate of 2.92%.

Sale of Receivables — TXU Corp. has established an accounts receivable securitization program. The activity under this program is accounted for as a sale of accounts receivable in accordance with SFAS 140. Under the program, subsidiaries of TXU Corp. (originators) sell trade accounts receivable to TXU Receivables Company, a consolidated wholly-owned bankruptcy remote direct subsidiary of TXU Corp., which sells undivided interests in the purchased accounts receivable for cash to special purpose entities established by financial institutions. All new trade receivables under the program generated by the originators are continuously purchased by TXU Receivables Company with the proceeds from collections of receivables previously purchased. Funding to US Holdings under the program totaled $474 million and $547 million at December 31, 2004 and 2003, respectively. See Note 7 to Financial Statements for a more complete description of the program including the financial impact on earnings and cash flows for the periods presented and the contingencies that could result in termination of the program.

Cash and Cash Equivalents — Cash on hand totaled $70 million and $806 million at December 31, 2004 and 2003, respectively. The decline reflects repayments of advances from affiliates.

Credit Ratings — Current credit ratings for TXU Corp. and certain of its subsidiaries are presented below:

	TXU Corp.	US Holdings	TXU Electric Delivery	TXU Electric Delivery	TXU Energy Holdings
	(Senior Unsecured)	(Senior Unsecured)	(Secured)	(Senior Unsecured)	(Senior Unsecured)
S&P	BBB-	BBB-	BBB	BBB-	BBB
Moody’s	Ba1	Baa3	Baa1	Baa2	Baa2
Fitch	BBB-	BBB-	A-/BBB+	BBB+	BBB

TXU Electric Delivery’s first mortgage bonds are rated A- and its senior secured notes are rated BBB+ by Fitch. Moody’s and Fitch currently maintain a stable outlook for TXU Corp., US Holdings, TXU Energy Holdings and TXU Electric Delivery. S&P currently maintains a negative outlook for each such entity.

These ratings are investment grade, except for Moody’s rating of TXU Corp.’s senior unsecured debt, which is one notch below investment grade.

A rating reflects only the view of a rating agency, and is not a recommendation to buy, sell or hold securities. Any rating can be revised upward or downward at any time by a rating agency if such rating agency decides that circumstances warrant such a change.

Financial Covenants, Credit Rating Provisions and Cross Default Provisions — The terms of certain financing arrangements of US Holdings contain financial covenants that require maintenance of specified fixed charge coverage ratios and leverage ratios and/or contain minimum net worth covenants. As of December 31, 2004, all such applicable covenants were complied with.

Material Credit Rating Covenants

TXU Energy Holdings has provided a guarantee of the obligations under TXU Corp.’s lease of its headquarters building (approximately $120 million at December 31, 2004). In the event of a downgrade of TXU Energy Holdings’ credit rating to below investment grade, a letter of credit would need to be provided within 30 days of any such rating decline.

TXU Energy Holdings has entered into certain commodity contracts and lease arrangements that in some instances give the other party the right, but not the obligation, to request TXU Energy Holdings to post collateral in the event that its credit rating falls below investment grade. Based on its current commodity contract positions, if TXU Energy Holdings were downgraded to below investment grade by specified rating agencies, counterparties would have the option to request TXU Energy Holdings to post additional collateral of up to approximately $181 million at December 31, 2004. The amount TXU Energy Holdings could be required to post under these transactions depends in part on the value of the contracts at that time.

Under the terms of leases aggregating $154 million in remaining lease payments, if TXU Energy Holdings’ credit rating were downgraded to below investment grade by any specified rating agency, TXU Energy Holdings could be required to sell the assets, assign the leases to a new obligor that is investment grade, post a letter of credit or defease the leases.

ERCOT also has rules in place to assure adequate credit worthiness for parties that schedule power on the ERCOT System. Under those rules, if TXU Energy Holdings’ credit rating were downgraded to below investment grade by any specified rating agency, TXU Energy Holdings could be required to post collateral of approximately $46 million.

Other arrangements of TXU Corp., including credit facilities, contain terms pursuant to which the interest rates charged under the agreements may be adjusted depending on the credit ratings of TXU Corp. or its subsidiaries.

Material Cross Default Provisions

Certain financing arrangements contain provisions that would result in an event of default if there were a failure under other financing arrangements to meet payment terms or to observe other covenants that would result in an acceleration of payments due. Such provisions are referred to as “cross default” provisions.

A default by TXU Energy Holdings or TXU Electric Delivery or any subsidiary thereof in respect of indebtedness in a principal amount in excess of $50 million would result in a cross default under the $3.5 billion joint credit facilities expiring in June 2005, 2007 and 2009. Under these credit facilities, a default by TXU Energy Holdings or any subsidiary thereof would cause the maturity of outstanding balances under such facility to be accelerated as to TXU Energy Holdings but not as to TXU Electric Delivery. Also, under this credit facility, a default by TXU Electric Delivery or any subsidiary thereof would cause the maturity of outstanding balances under such facility to be accelerated as to TXU Electric Delivery but not as to TXU Energy Holdings.

A default by US Holdings or any subsidiary thereof on financing arrangements of $50 million or more would result in a cross default under the TXU Mining (a subsidiary of TXU Energy Holdings) $30 million senior notes agreement, which has a $1 million cross default threshold.

TXU Energy Holdings has entered into certain mining and related equipment leasing arrangements aggregating $68 million that would terminate upon the default of any other obligations of TXU Energy Holdings owed to the lessor.

The accounts receivable securitization program also contains a cross default provision with a threshold of $50 million applicable to each of the originators under the program. TXU Receivables Company and TXU Business Services Company each have a cross default threshold of $50 thousand. If either an originator, TXU Business Services or TXU Receivables Company defaults on indebtedness of the applicable threshold, the facility could terminate.

TXU Energy Holdings enters into energy-related and financial contracts, the master forms of which contain provisions whereby an event of default or acceleration of settlement would occur if TXU Energy Holdings were to default under an obligation in respect of borrowings in excess of thresholds, which vary, stated in the contracts.

Other arrangements, including leases, have cross default provisions, the triggering of which would not result in a significant effect on liquidity.

Long-term Contractual Obligations and Commitments — The following table summarizes US Holdings’ contractual cash obligations as of December 31, 2004 (see Notes 8 and 17 to Financial Statements for additional disclosures regarding these obligations).

Contractual Cash Obligations	Less Than One Year	One to Three Years	Three to Five Years	More Than Five Years

Long-term debt - principal	$217	$811	$467	$6,288
Long-term debt - interest(a)	449	859	793	4,427
Operating and capital leases (b)	78	161	152	410
Obligations under commodity purchase and services agreements (c)	2,722	2,428	1,204	1,667
Total contractual cash obligations	$3,466	$4,259	$2,616	$12,792
_________________
(a)
Includes net amounts payable under interest rate swaps. Variable interest payments and net amounts payable under interest rate swaps are calculated based on interest rates in effect at December 31, 2004.

(b)	Includes short-term noncancelable leases.

(c)
Includes capacity payments, gas take-or-pay contracts, coal contracts, business services outsourcing and other purchase commitments. Amounts presented for variable priced contracts assumed the year-end 2004 price remained in effect for all periods except where contractual price adjustment or index-based prices were specified.

The following contractual obligations were excluded from the table above:
• contracts between affiliated entities and intercompany debt;
• individual contracts that have an annual cash requirement of less than $1 million (however, multiple contracts with one counterparty that are more than $1 million on an aggregated basis have been included);
• contracts that are cancelable without payment of a substantial cancellation penalty;
• employment contracts with management; and
• projected funding for TXU Corp.’s pension and other postretirement benefit plans.
Guarantees — See Note 17 to Financial Statements for details of guarantees.

OFF BALANCE SHEET ARRANGEMENTS

See discussion above under “Sale of Receivables” and in Note 7 to Financial Statements.

COMMITMENTS AND CONTINGENCIES

Consistent with industry practices, TXU Energy Holdings has decided to replace the four steam generators in one of the two generation units of the Comanche Peak nuclear plant in order to maintain the operating efficiency of the unit. An agreement for the manufacture and delivery of the equipment was completed in October 2003, and delivery is scheduled for late 2006. Estimated project capital requirements, including purchase and installation, are $175 million to $225 million, of which $9 million was paid in 2004. Cash outflows of approximately $80 million are expected to occur in 2005 and the remaining spending is expected to occur in 2006 and 2007.

See Note 17 to Financial Statements for a discussion of other commitments and contingencies, including guarantees.

REGULATION AND RATES

Price-to-Beat Rates ─ Under the 1999 Restructuring Legislation, TXU Energy Holdings was required to charge a price-to-beat rate established by the Commission to residential customers in the historical service territory through December 31, 2004. As of January 1, 2005, TXU Energy Holdings can offer rates other than the price-to-beat to residential customers, but must make service at the price-to-beat price available until January 1, 2007. TXU Energy Holdings must continue to make price-to-beat rates available to small business customers; however, it may continue to offer rates other than price-to-beat, since it met the requirements of the 40% threshold target calculation in December 2003. The fuel factor component of the price-to-beat rate can be adjusted upward or downward twice a year, subject to approval by the Commission, for changes in the market price of natural gas.

TXU Energy Holdings implemented two price-to-beat increases in 2003. The first, requested in January and approved by the Commission and implemented in March, raised the average monthly residential bill of a customer using 1,000 kilowatt hours by 12%. The second increase, requested in July and approved and implemented in August, raised the average monthly residential bill by 4%.

TXU Energy Holdings also implemented two price-to-beat increases in 2004. The first, requested in March and approved and implemented in May, raised the average monthly residential bill of a customer by 3%. The second increase, requested in June and approved in July and implemented in August, raised the average monthly residential bill by 6%.

Transmission Rates — Provisions of the 1999 Restructuring Legislation allow TXU Electric Delivery to annually update its wholesale transmission rates to reflect changes in invested capital. These provisions encourage investment in the transmission system to help ensure reliability and efficiency by allowing for timely recovery of and return on new transmission investments. In April 2004, the Commission approved an increase in TXU Electric Delivery’s wholesale transmission rate, resulting in an annualized revenue increase of $14 million. Approximately $8.5 million of this increase is recoverable through transmission rates charged to wholesale customers, and the remaining $5.5 million is recoverable from REPs through the retail transmission cost recovery factor (TCRF) component of TXU Electric Delivery’s distribution rates charged to REPs.

In order to recover increased affiliate and third-party transmission rates, TXU Electric Delivery is also allowed to request an update to the TCRF component of its distribution rates twice a year. In March 2004, the Commission approved an estimated annualized increase of $9 million in the TCRF component of TXU Electric Delivery’s distribution rates. In September 2004, TXU Electric Delivery implemented a second increase in the TCRF component of its distribution rates. The new rate will increase annual revenues by an estimated $29.5 million. The effect of the wholesale transmission rate increase described in the preceding paragraph is included in the September 2004 TCRF update. Consolidated results are not benefited by higher distribution rates to the extent that such higher rates are absorbed by TXU Energy Holdings (as a REP).

Other Commission Matters — On May 27, 2004, the Commission opened an investigation to gather information regarding TXU Electric Delivery’s and its affiliates’ compliance with the Commission’s affiliate code of conduct rules. Conversations with the Commission indicate that this investigation was prompted in large part by TXU Electric Delivery’s change in its legal corporate name from Oncor Electric Delivery Company back to TXU Electric Delivery Company. Those discussions indicate a reasonable expectation that the Commission would focus its investigation on TXU Energy Holdings’ implementation of a disclaimer rule that requires TXU Energy Holdings to place a disclaimer in certain advertisements and on business cards to explain the distinction between TXU Energy Holdings and TXU Electric Delivery. TXU Energy Holdings has received no formal or informal request for information in this investigation.

TXU Electric Delivery filed formal notice of its name change at the Commission on June 1, 2004, by filing for approval of reissued tariffs that display the new company name, but are in all other respects identical to the preexisting tariffs. On August 9, 2004, the Commission Policy Development Division approved the reissued tariffs and ordered TXU Electric Delivery to implement use of a disclaimer regarding the difference between TXU Electric Delivery and its competitive affiliates.

Certain cities within US Holdings’ historical service territory, acting in their role as a regulatory authority (with original jurisdiction), have initiated inquiries to determine if the rates of TXU Electric Delivery, which have been established by the Commission, are just and reasonable.  Twenty-three cities have passed such resolutions (and eleven have passed resolutions supporting the other cities). TXU Electric Delivery has the right to appeal any city action to the Commission. In the fourth quarter of 2004, TXU Electric Delivery recorded a $21 million charge, reported in other deductions, for estimated settlement payments to resolve these inquiries. The settlement agreement, which was finalized February 22, 2005, avoids any immediate rate actions, but requires TXU Electric Delivery to file a rate case in 2006, based on a 2005 test year, unless the cities and TXU Electric Delivery mutually agree that such a filing is unnecessary. The final settlement amounts are undetermined; however, TXU Electric Delivery believes it will approximate the amount accrued.

TXU Energy Holdings, along with several ERCOT wholesale market participants, has filed an appeal at the Court of Appeals for the Third District of Texas (Austin) contesting certain aspects of a recently adopted Commission rule regarding enforcement standards applicable to the wholesale power market. TXU Energy Holdings believes that certain portions of the rule as adopted are unconstitutionally vague and other portions may exact an unconstitutional taking of private property without just compensation. The Court of Appeals heard oral arguments in the case on December 15, 2004. There is no statutory deadline by which the court must act on the appeal.

In August 2004, TXU Energy Holdings proposed a tiered pricing program for out-of-territory customers (i.e., those customers outside of the historical service territory) that would provide the lowest prices to customers that TXU Energy Holdings has determined will pose the lowest risk of poor payment behavior, and higher prices to customers who will pose a higher risk of poor payment behavior. TXU Energy Holdings’ proposed tiered pricing program would have made use of credit information obtained from a credit reporting agency to make the payment risk determination. On September 8, 2004, the Texas Office of Public Utility Counsel (OPC) filed a complaint at the Commission alleging generally that the use of credit information is unlawfully discriminatory. Subsequently, on September 14, 2004, TXU Energy Holdings filed its response to the OPC complaint and in that response, in addition to asserting that the proposed pricing plan is lawful, notified the Commission that, pursuant to the Commission Staff’s request, TXU Energy Holdings would suspend implementation of the proposed tiered pricing program for at least 45 days, so that TXU Energy Holdings could engage in discussions with Commission Staff, OPC, and others regarding other tools to address the pressing issue of bad debt write-offs. OPC requested, and the Commission granted, the dismissal of the complaint without prejudice to refiling. Discussions began shortly thereafter and are continuing. TXU Energy Holdings has not yet implemented the proposed tiered pricing program.

ERCOT Market Issues - The Texas Public Utility Regulatory Act (PURA) and the Commission are subject to “sunset review” by the Texas Legislature in the 2005 legislative session. Sunset review entails, generally, a comprehensive review of the need for and efficacy of an administrative agency (e.g., the Commission), along with an evaluation of the advisability of any changes to that agency’s authorizing legislation (e.g., PURA). As part of the sunset review process, the legislative Sunset Advisory Commission has recommended that the Legislature reauthorize the Commission for at least six years, and has recommended other changes to PURA that are not expected to have a material impact upon US Holdings’ operations. The Legislature could consider and enact other changes to PURA, but US Holdings cannot predict whether any such changes might have a material impact on its operations.

In addition to sunset review, the Texas Legislature and other Texas governmental entities have initiated investigations into alleged improprieties regarding some contracting practices of ERCOT, the nongovernmental entity that has operational control of the electric grid for much of Texas. To date, these activities have not resulted in actions that are expected to have a material impact on US Holdings’ operations, but US Holdings cannot predict whether the culmination of these or other governmental activities that may affect the ERCOT market may result in any such material adverse effect.

Wholesale market design - In August 2003, the Commission adopted a rule that, if fully implemented, would alter the wholesale market design in ERCOT. The rule requires ERCOT:
•	to use a stakeholder process to develop a new wholesale market model;
•	to operate a voluntary day-ahead energy market;
•	to directly assign all congestion rents to the resources that caused the congestion;
•	to use nodal energy prices for resources;
•	to provide information for energy trading hubs by aggregating nodes;
•	to use zonal prices for loads; and
•	to provide congestion revenue rights (but not physical rights).

Under the rule, the proposed market design and associated cost-benefit analysis was to be filed with the Commission by November 1, 2004 and is to be implemented by October 1, 2006. On October 28, 2004 the Commission adopted a rule change that would delay the filing date for the proposed market design from November 1, 2004 to March 18, 2005. Additionally, the Commission approved an extension until December 31, 2004 for the filing of the cost-benefit analysis. The third-party consultant produced its cost-benefit analysis at the end of November 2004 and it was filed by ERCOT with the Commission in December. TXU Energy Holdings is currently unable to predict the cost or impact of implementing any proposed change to the current wholesale market design.

On December 8, 2004 the Commission Staff opened a project (PUC Project No. 30513) to facilitate an ongoing informal fact-finding review of the electric wholesale market activities of TXU Energy Holdings and its affiliates. Commission Staff indicated that it “created this project because of substantial concerns publicly expressed by the Commission and market participants about TXU’s recent activities.” TXU Corp.’s discussions with Commission staff and the requests for information indicate that the informal review is focused on TXU Corp.’s offers to sell balancing energy services in ERCOT. Balancing energy constitutes only about five to ten percent of the energy sold at wholesale in ERCOT. TXU Corp. has been fully cooperating with the Commission Staff in its investigation and has fully responded to Commission Staff’s requests for information. As indicated in those responses, TXU Corp. believes that its activities in the electric wholesale market are both reasonable and lawful.

Summary — Although US Holdings cannot predict future regulatory or legislative actions or any changes in economic and securities market conditions, no changes are expected in trends or commitments, other than those discussed in this report, which might significantly alter its basic financial position, results of operations or cash flows.

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Market risk is the risk that US Holdings may experience a loss in value as a result of changes in market conditions affecting commodity prices and interest rates, which US Holdings is exposed to in the ordinary course of business. US Holdings’ exposure to market risk is affected by a number of factors, including the size, duration and composition of its energy and financial portfolio, as well as volatility and liquidity of markets. US Holdings enters into financial instruments such as interest rate swaps to manage interest rate risks related to its indebtedness, as well as exchange traded, over-the-counter contracts and other contractual commitments to manage commodity price risk as part of its wholesale markets management activities.

RISK OVERSIGHT

US Holdings’ wholesale markets management operation manages the market, credit and operational risk related to commodity prices of the unregulated energy business within limitations established by senior management and in accordance with US Holdings’ overall risk management policies. Interest rate risks are managed centrally by the corporate treasury function. Market risks are monitored daily by risk management groups that operate and report independently of the wholesale markets management operations, utilizing industry accepted practices and analytical methodologies. These techniques measure the risk of change in value of the portfolio of contracts and the hypothetical effect on this value from changes in market conditions and include, but are not limited to, Value at Risk (VaR) methodologies.

TXU Corp. has a corporate risk management organization that is headed by a Chief Risk Officer. The Chief Risk Officer, through his designees, enforces all applicable risk limits, including the respective policies and procedures to ensure compliance with such limits and evaluates the risks inherent in the various businesses of TXU Corp. and their associated transactions. Key risk control activities include, but are not limited to, credit review and approval, operational and market risk measurement, validation of transaction capture, portfolio valuation and daily portfolio reporting, including mark-to-market valuation, VaR and other risk measurement metrics.

COMMODITY PRICE RISK

US Holdings is subject to the inherent risks of market fluctuations in the price of electricity, natural gas and other energy-related products marketed and purchased. US Holdings actively manages its portfolio of owned generation assets, fuel supply and retail sales load to mitigate the near-term impacts of these risks on its results of operations. US Holdings, as well as any participant in the market, cannot fully manage the long-term value impact of structural declines or increases in natural gas, power and oil prices and spark spreads (differences between the market price of electricity and its cost of production).

Also see discussion of Natural Gas Price & Market Heat-Rate Exposure under “Key Challenges and Initiatives” above.

In managing energy price risk, US Holdings enters into short- and long-term physical contracts, exchange traded and over-the-counter financial contracts as well as bilateral contracts with customers. US Holdings’ risk management activities also incorporate some speculative trading activity. The operation continuously monitors the valuation of identified risks and adjusts the portfolio based on current market conditions. Valuation adjustments or reserves are established in recognition that certain risks exist until full delivery of energy has occurred, counterparties have fulfilled their financial commitments and related financial instruments have either matured or are closed out.

US Holdings strives to use consistent assumptions regarding forward market price curves in evaluating and recording the effects of commodity price risk.

US Holdings continuously reviews its disclosed risk analysis metrics. In the course of this review, it was determined that the Portfolio VaR metric would no longer be disclosed as it is not a meaningful measure of actionable commodity price risk. Portfolio VaR represented the estimated potential loss in value, due to changes in market conditions, of the entire energy portfolio, including owned generation assets, estimates of retail sales load and all contractual positions. Other metrics that measure the effect of such risk on earnings, cash flows and the value of its mark-to-market contract portfolio continue to be disclosed. US Holdings may in the future add or eliminate other metrics in its disclosures of risks.

VaR Methodology — A VaR methodology is used to measure the amount of market risk that exists within the portfolio under a variety of market conditions. The resultant VaR produces an estimate of a portfolio’s potential for loss given a specified confidence level and considers among other things, market movements utilizing standard statistical techniques given historical and projected market prices and volatilities. Stress testing of market variables is also conducted to simulate and address abnormal market conditions.

The use of this method requires a number of key assumptions, such as use of (i) an assumed confidence level; (ii) an assumed holding period (i.e. the time necessary for management action, such as to liquidate positions); and (iii) historical estimates of volatility and correlation data.

VaR for Energy Contracts Subject to Mark-to-Market Accounting — This measurement estimates the potential loss in value, due to changes in market conditions, of all energy-related contracts subject to mark-to-market accounting, based on a specific confidence level and an assumed holding period. Assumptions in determining this VaR include using a 95% confidence level and a five-day holding period. A probabilistic simulation methodology is used to calculate VaR, and is considered by management to be the most effective way to estimate changes in a portfolio’s value based on assumed market conditions for liquid markets.

	December 31,	December 31,
	2004	2003
Period-end MtM VaR:	$20	$15
Average Month-end MtM VaR:	$20	$25

Earnings at Risk (EaR) — EaR measures the estimated potential loss of expected pretax earnings for the year presented due to changes in market conditions. EaR metrics include the owned generation assets, estimates of retail load and all contractual positions except for accrual positions expected to be settled beyond the fiscal year. Assumptions include using a 95% confidence level over a five-day holding period under normal market conditions.

Cash Flow at Risk (CFaR) — CFaR measures the estimated potential loss of expected cash flow over the next six months, due to changes in market conditions. CFaR metrics include all owned generation assets, estimates of retail load and all contractual positions that impact cash flow during the next six months. Assumptions include using a 99% confidence level over a six-month holding period under normal market conditions.

	December 31,	December 31,
	2004	2003
EaR	$24	$15
CFaR	$116	$67

INTEREST RATE RISK

The table below provides information concerning US Holdings’ financial instruments as of December 31, 2004 and 2003, that are sensitive to changes in interest rates. The weighted average rate is based on the rate in effect at the reporting date. US Holdings has entered into interest rate swaps under which it has agreed to exchange the difference between fixed-rate and variable-rate interest amounts calculated with reference to specified notional principal amounts at dates that generally coincide with interest payments. Capital leases and the effects of unamortized premiums and discounts and fair value hedges are excluded from the table. See Note 8 to Financial Statements for a discussion of changes in debt obligations.

	Expected Maturity Date							2004		2003
						There-	2004	Fair	2003	Fair
	2005	2006	2007	2008	2009	After	Total	Value	Total	Value
Long-term debt (including current maturities)
Fixed rate (a)	$217	$99	$313	$356	$111	$5,912	$7,008	$7,641	$7,078	$7,726
Average interest rate	5.27%	3.36%	4.71%	5.51%	4.35%	6.46%	6.00%	—	6.47%	—
Variable rate	$—	$400	$—	$—	$—	$376	$776	$715	$396	$396
Average interest rate	—	2.84%	—	—	—	1.79%	2.33%	—	1.24%	—

Exchangeable preferred membership interests (b)
Fixed rate	$—	$—	$—	$—	$—	$750	$750	$750	$750	$1,580
Average interest rate	—	—	—	—	—	—	9.00%	—	9.00%	—

Interest rate swaps
(notional amounts)
Fixed to variable	$—	$—	$—	$250	$—	$—	$250	$(5)	$500	$10
Average pay rate	—	—	—	5.84%	—	—	5.84%	—	3.31%	—
Average receive rate	—	—	—	6.13%	—	—	6.13%	—	7.00%	—

(a) Reflects the maturity date and not the remarketing date for certain debt which is subject to mandatory tender for remarketing prior to  maturity. See Note 8 to Financial Statements for details concerning long-term debt subject to mandatory tender for remarketing.
(b) Exchanged for preferred membership interest in 2003 and repurchased by TXU Corp. in 2004.

CREDIT RISK

Credit Risk — Credit risk relates to the risk of loss associated with nonperformance by counterparties. US Holdings maintains credit risk policies with regard to its counterparties to minimize overall credit risk. These policies require an evaluation of a potential counterparty’s financial condition, credit rating, and other quantitative and qualitative credit criteria and specify authorized risk mitigation tools, including but not limited to use of standardized agreements that allow for netting of positive and negative exposures associated with a single counterparty. US Holdings has standardized documented processes for monitoring and managing its credit exposure, including methodologies to analyze counterparties’ financial strength, measurement of current and potential future credit exposures and standardized contract language that provides rights for netting and set-off. Credit enhancements such as parental guarantees, letters of credit, surety bonds and margin deposits are also utilized. Additionally, individual counterparties and credit portfolios are managed to preset limits and stress tested to assess potential credit exposure. This evaluation results in establishing credit limits or collateral requirements prior to entering into an agreement with a counterparty that creates credit exposure to US Holdings. Additionally, US Holdings has established controls to determine and monitor the appropriateness of these limits on an ongoing basis. Any prospective material adverse change in the payment history or financial condition of a counterparty or downgrade of its credit quality will result in the reassessment of the credit limit with that counterparty. This process can result in the subsequent reduction of the credit limit or a request for additional financial assurances.

Credit Exposure — US Holdings’ gross exposure to credit risk related to trade accounts receivable as well as commodity contract assets and other derivative assets that arise primarily from hedging activities totaled $2.141 billion at December 31, 2004.

A large share of gross assets subject to credit risk represents accounts receivable from the retail sale of electricity to residential and small business customers. The risk of material loss (after consideration of allowances) from nonperformance by these customers is unlikely based upon historical experience. Allowances for uncollectible accounts receivable are established for the potential loss from nonpayment by these customers based on historical experience and market or operational conditions. In addition, TXU Electric Delivery has exposure to credit risk as a result of nonperformance by nonaffiliated REPs.

US Holdings is also exposed to credit risk related to the Capgemini put option with a carrying value of $154 million as discussed in Note 1 to Financial Statements.

Most of the remaining trade accounts receivable are with large business customers and hedging counterparties. These counterparties include major energy companies, financial institutions, electric utilities, independent power producers, oil and gas producers and energy trading companies. The exposure to credit risk from these customers and counterparties, excluding credit collateral, as of December 31, 2004, was $983 million net of standardized master netting contracts and agreements that provide the right of offset of positive and negative credit exposures with individual customers and counterparties. When considering collateral currently held by US Holdings (cash, letters of credit and other security interests), the net credit exposure was $784 million. Of this amount, approximately 80% of the associated exposure is with investment grade customers and counterparties, as determined using publicly available information including major rating agencies’ published ratings and US Holdings’ internal credit evaluation process. Those customers and counterparties without an S&P rating of at least BBB- or similar rating from another major rating agency are rated using internal credit methodologies and credit scoring models to estimate an S&P equivalent rating. US Holdings routinely monitors and manages its credit exposure to these customers and counterparties on this basis.

The following table presents the distribution of credit exposure as of December 31, 2004, for trade accounts receivable from large business customers, commodity contract assets and other derivative assets that arise primarily from hedging activities, by investment grade and noninvestment grade, credit quality and maturity.

				Exposure by Maturity
	Exposure before Credit Collateral	Credit Collateral	Net Exposure	2 years or less	Between 2-5 years	Greater than 5 years	Total

Investment grade	$780	$149	$631	$465	$89	$77	$631
Noninvestment grade	203	50	153	112	22	19	153
Totals	$983	$199	$784	$577	$111	$96	$784

Investment grade	79%	75%	80%
Noninvestment grade	21%	25%	20%

US Holdings had no exposure to any customer or counterparty greater than 10% of the net exposure of $784 million at December 31, 2004. Additionally, approximately 74% of the credit exposure, net of collateral held, has a maturity date of two years or less. US Holdings does not anticipate any material adverse effect on its financial position or results of operations as a result of nonperformance by any customer or counterparty.

RISK FACTORS THAT MAY AFFECT FUTURE RESULTS

Some important factors, in addition to others specifically addressed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, that could have a material impact on US Holdings’ operations, financial results and financial condition, and could cause US Holdings’ actual results or outcomes to differ materially from any projected outcome contained in any forward-looking statement in this report, include:

The implementation of performance improvement initiatives identified by management may not produce the desired results and may result in disruptions arising from employee displacements and the rapid pace of changes to organizational structure and operating practices and processes. Most notably, US Holdings is subject to the risk that the joint venture outsourcing arrangement with Capgemini may not produce the desired cost savings as well as potential transition costs, which would likely be significant, in the event US Holdings needed to switch to another vendor if Capgemini failed to perform its obligations to US Holdings.

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

US Holdings’ businesses operate in changing market environments influenced by various legislative and regulatory initiatives regarding deregulation, regulation or restructuring of the energy industry, including deregulation of the production and sale of electricity. US Holdings will need to adapt to these changes and may face increasing competitive pressure.

US Holdings’ businesses are subject to changes in laws (including PURA, the Federal Power Act, as amended, the Atomic Energy Act, as amended, the Public Utility Regulatory Policies Act of 1978, as amended, the Clean Air Act, as amended, and the Public Utility Holding Company Act of 1935, as amended) and changing governmental policy and regulatory actions (including those of the Commission, the FERC, the EPA and the NRC) with respect to matters including, but not limited to, market structure and design, operation of nuclear power facilities, construction and operation of other power generation facilities, construction and operation of transmission facilities, acquisition, disposal, depreciation, and amortization of regulated assets and facilities, recovery of purchased gas costs, decommissioning costs, and return on invested capital for US Holdings’ regulated businesses, and present or prospective wholesale and retail competition. In particular, PURA and the Commission will be subject to sunset review by the Texas Legislature during this 2005 legislative session. See “ERCOT Market Issues” and “Wholesale Market Design” above.

TXU Energy Holdings, along with other market participants, is subject to oversight by the Commission. In that connection, TXU Energy Holdings and other market participants may be subject to various competition-related rules and regulations, including but not limited to possible price-mitigation rules, as well as rules related to market behavior.

US Holdings is not guaranteed any rate of return on its capital investments in unregulated businesses. US Holdings markets and trades power, including power from its own production facilities, as part of its wholesale markets management operation. US Holdings’ results of operations are likely to depend, in large part, upon prevailing retail rates, which are set, in part, by regulatory authorities, and market prices for electricity, gas and coal in its regional market and other competitive markets. Market prices may fluctuate substantially over relatively short periods of time. Demand for electricity can fluctuate dramatically, creating periods of substantial under- or over-supply. During periods of over-supply, prices might be depressed. Also, at times there may be political pressure, or pressure from regulatory authorities with jurisdiction over wholesale and retail energy commodity and transportation rates, to impose price limitations, bidding rules and other mechanisms to address volatility and other issues in these markets.

US Holdings’ regulated businesses are subject to cost-of-service regulation and annual earnings oversight. This regulatory treatment does not provide any assurance as to achievement of earnings levels. TXU Electric Delivery’s rates are regulated by the Commission based on an analysis of TXU Electric Delivery’s costs, as reviewed and approved in a regulatory proceeding. While rate regulation is premised on the full recovery of prudently incurred costs and a reasonable rate of return on invested capital, there can be no assurance that the Commission will judge all of TXU Electric Delivery’s costs to have been prudently incurred or that the regulatory process in which rates are determined will always result in rates that will produce full recovery of TXU Electric Delivery’s costs and the return on invested capital allowed by the Commission.

Some of the fuel for US Holdings’ power production facilities is purchased under short-term contracts or on the spot market. Prices of fuel, including natural gas, may also be volatile, and the price US Holdings can obtain for power sales may not change at the same rate as changes in fuel costs. In addition, US Holdings purchases and sells natural gas and other energy related commodities, and volatility in these markets may affect US Holdings’ costs incurred in meeting its obligations.

Volatility in market prices for fuel and electricity may result from:

•	severe or unexpected weather conditions,
•	seasonality,
•	changes in electricity usage,
•	illiquidity in the wholesale power or other markets,
•	transmission or transportation constraints, inoperability or inefficiencies,
•	availability of competitively priced alternative energy sources,
•	changes in supply and demand for energy commodities,
•	changes in power production capacity,
•	outages at US Holdings’ power production facilities or those of its competitors,
•	changes in production and storage levels of natural gas, lignite, coal and crude oil and refined products,
•	natural disasters, wars, sabotage, terrorist acts, embargoes and other catastrophic events, and
•	federal, state, local and foreign energy, environmental and other regulation and legislation.

All but one of US Holdings’ facilities for power production are located in the ERCOT region, a market with limited interconnections to other markets. Electricity prices in the ERCOT region are correlated to gas prices because gas-fired plant is the marginal cost unit during the majority of the year in the ERCOT region. Accordingly, the contribution to earnings and the value of US Holdings’ baseload power production is dependent in significant part upon the price of gas. US Holdings cannot fully hedge the risk associated with dependency on gas because of the expected useful life of US Holdings’ power production assets and the size of its position relative to market liquidity.

To manage its near-term financial exposure related to commodity price fluctuations, US Holdings routinely enters into contracts to hedge portions of its purchase and sale commitments, weather positions, fuel requirements and inventories of natural gas, lignite, coal, refined products, and other commodities, within established risk management guidelines. As part of this strategy, US Holdings routinely utilizes fixed-price forward physical purchase and sales contracts, futures, financial swaps and option contracts traded in the over-the-counter markets or on exchanges. However, US Holdings can normally cover only a small portion of the exposure of its assets and positions to market price volatility, and the coverage will vary over time. To the extent US Holdings has unhedged positions, fluctuating commodity prices can materially impact US Holdings’ results of operations and financial position, either favorably or unfavorably.

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

US Holdings’ hedging and risk management activities are exposed to the risk that counterparties that owe US Holdings money, energy or other commodities as a result of market transactions will not perform their obligations. The likelihood that certain counterparties may fail to perform their obligations has increased due to financial difficulties, brought on by various factors including improper or illegal accounting and business practices, affecting some participants in the industry. Some of these financial difficulties have been so severe that certain industry participants have filed for bankruptcy protection or are facing the possibility of doing so. Should the counterparties to these arrangements fail to perform, US Holdings might be forced to acquire alternative hedging arrangements or honor the underlying commitment at then-current market prices. In such event, US Holdings might incur losses in addition to amounts, if any, already paid to the counterparties. ERCOT market participants are also exposed to risks that another ERCOT market participant may default in its obligations to pay ERCOT for power taken in the ancillary services market, in which case such costs, to the extent not offset by posted security and other protections available to ERCOT, may be allocated to various nondefaulting ERCOT market participants.

The current credit ratings for US Holdings and its subsidiaries’ long-term debt are investment grade. A rating reflects only the view of a rating agency, and it is not a recommendation to buy, sell or hold securities. Any rating can be revised upward or downward at any time by a rating agency if such rating agency decides that circumstances warrant such a change. If S&P, Moody’s or Fitch were to downgrade US Holdings and/or its subsidiaries’ ratings, particularly below investment grade, borrowing costs would increase and the potential pool of investors and funding sources would likely decrease. If the downgrade were below investment grade, liquidity demands would be triggered by the terms of a number of commodity contracts, leases and other agreements.

Most of US Holdings’ large customers, suppliers and counterparties require sufficient creditworthiness in order to enter into transactions. If US Holdings subsidiaries’ ratings were to decline to below investment grade, costs to operate the power business would increase because counterparties may require the posting of collateral in the form of cash-related instruments, or counterparties may decline to do business with US Holdings’ subsidiaries.

In addition, as discussed in this Annual Report on Form 10-K, the terms of certain of US Holdings’ financing and other arrangements contain provisions that are specifically affected by changes in credit ratings and could require the posting of collateral, the repayment of indebtedness or the payment of other amounts.

The operation of power production and energy transportation facilities involves many risks, including start up risks, breakdown or failure of facilities, lack of sufficient capital to maintain the facilities, the dependence on a specific fuel source or the impact of unusual or adverse weather conditions or other natural events, as well as the risk of performance below expected levels of output or efficiency, the occurrence of any of which could result in lost revenues and/or increased expenses. A significant portion of US Holdings’ facilities was constructed many years ago. In particular, older generating equipment, even if maintained in accordance with good engineering practices, may require significant capital expenditures to keep it operating at peak efficiency. The risk of increased maintenance and capital expenditures arises from (a) increased starting and stopping of generation equipment due to the volatility of the competitive market, (b) any unexpected failure to produce power, including failure caused by breakdown or forced outage, and (c) repairing damage to facilities due to storms, natural disasters, wars, terrorist acts and other catastrophic events. Further, US Holdings’ ability to successfully and timely complete capital improvements to existing facilities or other capital projects is contingent upon many variables and subject to substantial risks. Should any such efforts be unsuccessful, US Holdings could be subject to additional costs and/or the write-off of its investment in the project or improvement.

Insurance, warranties or performance guarantees may not cover all or any of the lost revenues or increased expenses, including the cost of replacement power. Likewise, US Holdings’ ability to obtain insurance, and the cost of and coverage provided by such insurance, could be affected by events outside its control.

The ownership and operation of nuclear facilities, including US Holdings’ ownership and operation of the Comanche Peak generation plant, involve certain risks. These risks include: mechanical or structural problems; inadequacy or lapses in maintenance protocols; the impairment of reactor operation and safety systems due to human error; the costs of storage, handling and disposal of nuclear materials; limitations on the amounts and types of insurance coverage commercially available; and uncertainties with respect to the technological and financial aspects of decommissioning nuclear facilities at the end of their useful lives. The following are among the more significant of these risks:

•
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

•
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

•
Nuclear Accident Risk - Although the safety record of Comanche Peak and other nuclear reactors generally has been very good, accidents and other unforeseen problems have occurred both in the US and elsewhere. The consequences of an accident can be severe and include loss of life and property damage. Any resulting liability from a nuclear accident could exceed US Holdings’ resources, including insurance coverage.

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

US Holdings may not be able to obtain or maintain all required environmental regulatory approvals. If there is a delay in obtaining any required environmental regulatory approvals or if US Holdings fails to obtain, maintain or comply with any such approval, the operation of its facilities could be stopped or become subject to additional costs. Further, at some of US Holdings’ older facilities, including baseload lignite and coal plants, it may be uneconomical for US Holdings to install the necessary equipment, which may cause US Holdings to shut down those facilities.

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

The Texas electricity market was deregulated as of January 1, 2002. Competition has resulted, and may continue to result in, declines in customer counts and sales volumes.

While US Holdings may now offer prices other than the price-to-beat, it is obligated to offer the price to beat to its residential and small business customers in the historical service territory through January 1, 2007. The results of US Holdings’ retail electric operations in its historical service territory are largely dependent upon the amount of headroom available to US Holdings in its price-to-beat rate. The margin or “headroom” available in the price-to-beat rate for any REP equals the difference between the price-to-beat rate and the sum of delivery charges and the price that REP pays for power. Headroom may be a positive or a negative number. Since headroom is dependent, in part, on power production and purchase costs, US Holdings does not know nor can it estimate the amount of headroom that it will have in its price-to-beat rate. There is no assurance that future adjustments to US Holdings’ price-to-beat rate will be adequate to cover future increases in its costs of electricity to serve its price-to-beat rate customers or that US Holdings’ price-to-beat rate will not result in negative headroom in the future.

In most retail electric markets outside the historical service territory, US Holdings’ principal competitor may be the retail affiliate of the local incumbent utility company. The incumbent retail affiliates have the advantage of long-standing relationships with their customers. In addition to competition from the incumbent utilities and their affiliates, US Holdings may face competition from a number of other energy service providers, or other energy industry participants, who may develop businesses that will compete with US Holdings and nationally branded providers of consumer products and services. Some of these competitors or potential competitors may be larger and better capitalized than US Holdings. If there is inadequate margin in these retail electric markets, it may not be profitable for US Holdings to enter these markets.

US Holdings depends on transmission and distribution facilities owned and operated by other utilities, as well as its own such facilities, to deliver the electricity it produces and sells to consumers, as well as to other REPs. If transmission capacity is inadequate, US Holdings’ ability to sell and deliver electricity may be hindered, it may have to forgo sales or it may have to buy more expensive wholesale electricity that is available in the capacity-constrained area. In particular, during some periods transmission access is constrained to some areas of the Dallas-Fort Worth metroplex. US Holdings expects to have a significant number of customers inside these constrained areas. The cost to provide service to these customers may exceed the cost to provide service to other customers, resulting in lower headroom. In addition, any infrastructure failure that interrupts or impairs delivery of electricity to US Holdings’ customers could negatively impact the satisfaction of its customers with its service.

US Holdings offers its customers a bundle of services that include, at a minimum, the electric commodity itself plus transmission, distribution and related services. The prices US Holdings charges for this bundle of services or for the various components of the bundle, either of which may be fixed by contract with the customer for a period of time, could fall below US Holdings’ underlying cost to obtain the commodities or services.

Research and development activities are ongoing to improve existing and alternative technologies to produce electricity, including gas turbines, fuel cells, microturbines and photovoltaic (solar) cells. It is possible that advances in these or other alternative technologies will reduce the costs of electricity production from these technologies to a level that will enable these technologies to compete effectively with electricity production from traditional power plants like US Holdings’. While demand for electric energy services is generally increasing throughout the US, the rate of construction and development of new, more efficient power production facilities may exceed increases in demand in some regional electric markets. Consequently, where US Holdings has facilities, the market value of US Holdings’ power production and/or energy transportation facilities could be significantly reduced. Also, electricity demand could be reduced by increased conservation efforts and advances in technology, which could likewise significantly reduce the value of US Holdings’ facilities. Changes in technology could also alter the channels through which retail electric customers buy electricity.

US Holdings is a holding company and conducts its operations primarily through wholly-owned subsidiaries. Substantially all of US Holdings’ consolidated assets are held by these subsidiaries. Accordingly, US Holdings’ cash flows and ability to meet its obligations and to pay dividends are largely dependent upon the earnings of its subsidiaries and the distribution or other payment of such earnings to US Holdings in the form of distributions, loans or advances, and repayment of loans or advances from US Holdings. The subsidiaries are separate and distinct legal entities and have no obligation to provide US Holdings with funds for its payment obligations, whether by dividends, distributions, loans or otherwise.

Because US Holdings is a holding company, its obligations to its creditors are structurally subordinated to all existing and future liabilities and existing and future preferred stock of its subsidiaries. Therefore, US Holdings’ rights and the rights of its creditors to participate in the assets of any subsidiary in the event that such a subsidiary is liquidated or reorganized are subject to the prior claims of such subsidiary’s creditors and holders of its preferred stock. To the extent that US Holdings may be a creditor with recognized claims against any such subsidiary, its claims would still be subject to the prior claims of such subsidiary’s creditors to the extent that they are secured or senior to those held by US Holdings. Subject to restrictions contained in US Holdings’ other financing arrangements, US Holdings’ subsidiaries may incur additional indebtedness and other liabilities.

The inability to raise capital on favorable terms, particularly during times of uncertainty in the financial markets, could impact US Holdings’ ability to sustain and grow its businesses, which are capital intensive, and would increase its capital costs. US Holdings relies on access to financial markets as a significant source of liquidity for capital requirements not satisfied by cash on hand or operating cash flows. US Holdings’ access to the financial markets could be adversely impacted by various factors, such as:

•	changes in credit markets that reduce available credit or the ability to renew existing liquidity facilities on acceptable terms;
•	inability to access commercial paper markets;
•	a deterioration of US Holdings’ credit or the credit of its subsidiaries or a reduction in US Holdings’ credit ratings or the credit ratings of its subsidiaries;
•	extreme volatility in US Holdings’ markets that increases margin or credit requirements;
•	a material breakdown in TXU Corp.’s risk management procedures;
•	prolonged delays in billing and payment resulting from delays in switching customers from one REP to another; and
•	the occurrence of material adverse changes in US Holdings’ businesses that restrict US Holdings’ ability to access its liquidity facilities.

A lack of necessary capital and cash reserves could adversely impact the evaluation of US Holdings’ credit worthiness by counterparties and rating agencies, and would likely increase its capital costs. Further, concerns on the part of counterparties regarding US Holdings’ liquidity and credit could limit its wholesale markets management activities.

As a result of the energy crisis in California during 2001, the recent volatility of natural gas prices in North America, the bankruptcy filing by Enron Corporation, accounting irregularities of public companies, and investigations by governmental authorities into energy trading activities, companies in the regulated and nonregulated utility businesses have been under a generally increased amount of public and regulatory scrutiny. Accounting irregularities at certain companies in the industry have caused regulators and legislators to review current accounting practices and financial disclosures. The capital markets and ratings agencies also have increased their level of scrutiny. Additionally, allegations against various energy trading companies of “round trip” or “wash” transactions, which involve the simultaneous buying and selling of the same amount of power at the same price and delivery location and provide no true economic benefit, power market manipulation and inaccurate power and commodity price reporting have had a negative effect on the industry. US Holdings believes that it is complying with all applicable laws, but it is difficult or impossible to predict or control what effect events and investigations in the energy industry may have on US Holdings’ financial condition or access to the capital markets. Additionally, it is unclear what laws and regulations may develop, and US Holdings cannot predict the ultimate impact of any future changes in accounting regulations or practices in general with respect to public companies, the energy industry or its operations specifically. Any such new accounting standards could negatively impact reported financial results.

The issues and associated risks and uncertainties described above are not the only ones US Holdings may face. Additional issues may arise or become material as the energy industry evolves.

FORWARD-LOOKING STATEMENTS

This report and other presentations made by US Holdings and its subsidiaries (collectively, US Holdings) contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, that are included in this report, or made in presentations, in response to questions or otherwise, that address activities, events or developments that US Holdings expects or anticipates to occur in the future, including such matters as projections, capital allocation and cash distribution policy, future capital expenditures, business strategy, competitive strengths, goals, future acquisitions and dispositions, development or operation of power production assets, market and industry developments and the growth of US Holdings’ business and operations (often but not always, through the use of words or phrases such as “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimated,” “projection,” “target,” “outlook”), are forward-looking statements. Although US Holdings believes that in making any such statement its expectations are based on reasonable assumptions, any such forward-looking statement involves uncertainties and is qualified in its entirety by reference to the risks discussed above under “RISK FACTORS THAT MAY AFFECT FUTURE RESULTS” and the following important factors, among others, that could cause the actual results of US Holdings to differ materially from those projected in such forward-looking statements:

•	prevailing governmental policies and regulatory actions, including those of the FERC, the Commission, the RRC and the NRC, with respect to:

o	allowed rates of return;
o	industry, market and rate structure;
o	purchased power and recovery of investments;
o	operations of nuclear generating facilities;
o	acquisitions and disposal of assets and facilities;
o	operation and construction of plant facilities;
o	decommissioning costs;
o	present or prospective wholesale and retail competition;
o	changes in tax laws and policies; and
o	changes in and compliance with environmental and safety laws and policies;

•	continued implementation of, and “sunset” provisions regarding, the 1999 Restructuring Legislation;

•	legal and administrative proceedings and settlements;

•	general industry trends;

•	power costs (including repair costs) and availability;

•	weather conditions and other natural phenomena, and acts of sabotage, wars or terrorist activities;

•	unanticipated population growth or decline, and changes in market demand and demographic patterns;

•	changes in business strategy, development plans or vendor relationships;

•	US Holdings’ ability to implement the initiatives that are part of its restructuring, operational improvement and cost reduction program, and the terms which those initiatives are executed;

•	competition for retail and wholesale customers;

•	access to adequate transmission facilities to meet changing demands;

•	pricing and transportation of crude oil, natural gas and other commodities;

•	unanticipated changes in interest rates, commodity prices or rates of inflation;

•	unanticipated changes in operating expenses, liquidity needs and capital expenditures;

•	commercial bank market and capital market conditions;

•	competition for new energy development and other business opportunities;

•	inability of various counterparties to meet their obligations with respect to US Holdings’ financial instruments;

•	changes in technology used by and services offered by US Holdings;

•	significant changes in US Holdings’ relationship with its employees, including the availability of qualified personnel, and the potential adverse effects if labor disputes or grievances were to occur;

•	significant changes in critical accounting policies material to US Holdings; and

•	actions by credit rating agencies.

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

The management of TXU US Holdings Company is responsible for establishing and maintaining a system of internal control, which includes the internal controls and procedures for financial reporting, that is designed to provide reasonable assurance, on a cost-effective basis, that assets are safeguarded, transactions are executed in accordance with management's authorization and financial records are reliable for preparing consolidated financial statements. Management believes that the system of control provides reasonable assurance that errors or irregularities that could be material to the consolidated financial statements are prevented or would be detected within a timely period. Key elements in this system include the effective communication of established written policies and procedures, selection and training of qualified personnel and organizational arrangements that provide an appropriate division of responsibility. This system of control is augmented by an ongoing internal audit program designed to evaluate its adequacy and effectiveness. Management considers the recommendations of the internal auditors and independent auditors concerning TXU US Holdings Company’s system of internal control and takes appropriate actions which are cost-effective in the circumstances. Management believes that, as of December 31, 2004, TXU US Holdings Company’s system of internal control was adequate to accomplish the objectives discussed herein.

The independent registered public accounting firm of Deloitte & Touche LLP is engaged to audit, in accordance with auditing standards generally accepted in the United States of America, the consolidated financial statements of TXU US Holdings Company and its subsidiaries and to issue their report thereon.

/s/ T.L. Baker	/s/ KIRK R. OLIVER
T.L. Baker, Chairman of the Board,	Kirk R. Oliver, Executive Vice President
President and Chief Executive	and Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of
TXU US Holdings Company:

We have audited the accompanying consolidated balance sheets of TXU US Holdings Company and subsidiaries (US Holdings) as of December 31, 2004 and 2003, and the related consolidated statements of income, comprehensive income, cash flows and shareholders’ equity for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of US Holdings’ management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. US Holdings is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of US Holdings’ internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit includes assessing the accounting principles used and significant estimates and assumptions made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of US Holdings and subsidiaries at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 3 to the Notes to Financial Statements, US Holdings changed its method of accounting for stock based compensation with the election to early adopt Statement of Financial Accounting Standards No. 123 (revised 2004) Share-Based Payment.

As discussed in Note 3 to the Notes to Financial Statements, US Holdings changed its method of accounting for certain contracts with the rescission of Emerging Issues Task Force Issue No. 98-10, Accounting for Contracts Involved in Energy Trading and Risk Management Activities.

DELOITTE & TOUCHE LLP

Dallas, Texas
March 28, 2005

TXU US HOLDINGS COMPANY AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED INCOME

	Year Ended December 31,
	2004	2003	2002
	(millions of dollars)

Operating revenues	$9,294	$8,573	$8,080

Costs and expenses:
Cost of energy sold and delivery fees	3,836	3,620	3,181
Operating costs	1,433	1,391	1,372
Depreciation and amortization	739	704	714
Selling, general and administrative expenses	886	844	986
Franchise and revenue-based taxes	366	375	410
Other income	(142)	(52)	(38)
Other deductions	665	21	250
Interest income	(38)	(19)	(6)
Interest expense and related charges	595	605	440
Total costs and expenses	8,340	7,489	7,309

Income from continuing operations before income taxes, extraordinary items and cumulative effect of changes in accounting principles	954	1,084	771

Income tax expense	282	348	224

Income from continuing operations before extraordinary items and cumulative effect of changes in accounting principles	672	736	547

Discontinued operations, net of tax effect	(34)	(18)	(52)

Extraordinary gain (loss), net of tax effect	16	—	(134)

Cumulative effect of changes in accounting principles, net of tax effect	6	(58)	—

Net income	660	660	361

Preferred stock dividends	2	5	9

Net income available for common stock	$658	$655	$352

STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME

	Year Ended December 31,
	2004	2003	2002
	(millions of dollars)

Income from continuing operations before extraordinary gain (loss) and cumulative
effect of changes in accounting principles	$672	$736	$547
Other comprehensive income (loss), net of tax effects —
Minimum pension liability adjustments (net of tax (expense) benefit
of $(2), $(12) and $20)	3	23	(37)
Cash flow hedges:
Net change in fair value of derivatives (net of tax benefit of $46, $74 and $99)	(86)	(138)	(184)
Amounts realized in earnings during the year (net of tax expense
of $21, $90 and $10)	40	168	18
Total	(43)	53	(203)

Comprehensive income related to continuing operations	629	789	344

Comprehensive loss related to discontinued operations	(34)	(18)	(52)

Extraordinary gain (loss), net of tax effect	16	—	(134)

Cumulative effect of changes in accounting principles, net of tax effect	6	(58)	—

Comprehensive income	$617	$713	$158
See Notes to Financial Statements.

TXU US HOLDINGS COMPANY AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED CASH FLOWS

	Year Ended December 31,
	2004	2003	2002
	(millions of dollars)

Cash flows — operating activities
Income from continuing operations before extraordinary gain (loss) and
cumulative effect of changes in accounting principles	$672	$736	$547
Adjustments to reconcile income from continuing operations before extraordinary gain (loss) and cumulative effect of changes in accounting principles to cash provided by operating activities:
Depreciation and amortization	804	773	783
Deferred income taxes and investment tax credits — net	(127)	119	58
Losses on early extinguishment of debt	1	—	─
Asset writedowns and lease related charges	373	—	237
Net gain from sales of assets	(135)	(45)	(32)
Net effect of unrealized mark-to-market valuations of commodity contracts	109	100	113
Change in regulatory-related liability	(70)	(144)	34
Net equity loss from unconsolidated affiliates	7	—	─
Stock-based compensation expense	33	13	(1)
Bad debt expense	90	119	160
Changes in operating assets and liabilities:
Accounts receivable — trade (including affiliates)	(229)	108	(561)
Impact of accounts receivable sales program	(73)	100	(15)
Inventories	16	(46)	(44)
Accounts payable — trade (including affiliates)	153	20	57
Commodity contract assets and liabilities	(5)	24	(45)
Margin deposits	34	25	(6)
Other net assets	(33)	(283)	(43)
Other net liabilities	218	340	49
Cash provided by operating activities	1,838	1,959	1,291

Cash flows — financing activities
Issuances of securities:
Exchangeable subordinated notes	—	—	750
Other long-term debt	1,590	2,320	3,111
Retirements/repurchases of securities:
Long-term debt	(1,280)	(1,391)	(2,772)
Preferred securities	—	(98)	─
Common stock	—	(463)	─
Increase (decrease) in notes payable to bank	210	(1,804)	1,804
Net change in advances from affiliates	(1,755)	(59)	(799)
Dividends paid to parent	(775)	(588)	(927)
Preferred stock dividends paid	(2)	(5)	(9)
Restricted cash activity related to debt	—	210	(210)
Debt premium, discount, financing and reacquisition expenses	(37)	(66)	(174)
Cash provided by (used in) financing activities	(2,049)	(1,944)	774

Cash flows — investing activities
Capital expenditures	(881)	(706)	(797)
Dispositions of businesses	500	14	─
Proceeds from sale of assets	30	10	447
Nuclear fuel	(87)	(44)	(51)
Other	(61)	14	(171)
Cash used in investing activities	(499)	(712)	(572)

Cash used by discontinued operations	(26)	(5)	(40)

Net change in cash and cash equivalents	(736)	(702)	1,453

Cash and cash equivalents — beginning balance	806	1,508	55

Cash and cash equivalents — ending balance	$70	$806	$1,508
See Notes to Financial Statements.

TXU US HOLDINGS COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
	December 31,
	2004	2003
	(millions of dollars)
ASSETS
Current assets:
Cash and cash equivalents	$70	$806
Restricted cash	49	12
Accounts receivable:
Affiliates	2	—
Trade	1,212	1,001
Advances to affiliates	1,277	—
Inventories	317	415
Commodity contract assets	546	548
Other current assets	282	258
Total current assets	3,755	3,040
Investments:
Restricted cash	28	13
Other investments	588	510
Property, plant and equipment — net	16,529	16,677
Goodwill	542	558
Regulatory assets — net	1,891	1,872
Commodity contract assets	315	109
Cash flow hedges and other derivative assets	8	88
Assets held for sale	17	60
Other noncurrent assets	290	143
Total assets	$23,963	$23,070

LIABILITIES, PREFERRED INTERESTS AND SHAREHOLDERS’ EQUITY

Current liabilities:
Advances from affiliates	$—	$691
Notes payable — banks	210	─
Long-term debt due currently	218	249
Accounts payable — trade	919	775
Commodity contract liabilities	491	502
Accrued taxes	581	435
Other current liabilities	958	864
Total current liabilities	3,377	3,516
Accumulated deferred income taxes	3,309	3,382
Investment tax credits	405	428
Commodity contract liabilities	347	47
Cash flow hedges and other derivative liabilities	178	140
Liabilities held for sale	6	11
Other noncurrent liabilities and deferred credits	1,848	1,512
Long-term debt, less amounts due currently	7,571	7,217
Exchangeable preferred membership interests of TXU Energy Holdings, net of discount of $239 and $253 (Note 8)	511	497
Total liabilities	17,552	16,750
Contingencies (Note 17)
Shareholders’ equity and preferred interests (Notes 9 and 10)	6,411	6,320
Total liabilities, preferred interests and shareholders’ equity	$23,963	$23,070

See Notes to Financial Statements.

TXU US HOLDINGS COMPANY AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED SHAREHOLDERS’ EQUITY

	Year Ended December 31,
	2004	2003	2002
	(millions of dollars)
Preferred stock — not subject to mandatory redemption:
Balance at beginning of year	$38	$115	$115
Preferred stock repurchased and retired (2003 — 789,830 shares)	—	(77)	—
Balance at end of year (2004 and 2003 — 379,231 shares and
2002 — 1,169,061 shares)	38	38	115

Common stock without par value — authorized shares — 180,000,000:
Balance at beginning of year	—	2,514	2,248
Common stock repurchased and retired (2003 — 11,562,500 shares)	—	(463)	—
Noncash capital contribution related to issuance of
exchangeable subordinated debt	—	—	266
Transfer of equity to new classes of common stock - 41,255,362 shares	—	(2,051)	—
Balance at end of year (2002 — 52,817,862 shares)	—	—	2,514

Class A common stock without par value — authorized shares — 9,000,000
Balance at beginning of year	102	—	—
Transfer of equity from old class of common stock — 2,062,768 shares	—	102	—
Noncash contributions related to share-based compensation	38	—	—
Balance at end of year (2004 and 2003 — 2,062,768 shares)	140	102	—

Class B common stock without par value — authorized shares — 171,000,000
Balance at beginning of year	1,949	—	—
Transfer of equity from old class of common stock - 39,192,594 shares	—	1,949	—
Balance at end of year (2004 and 2003 — 39,192,594 shares	1,949	1,949	—

Retained earnings:
Balance at beginning of year	4,366	4,261	5,086
Net income	660	660	361
Common stock dividends declared	(562)	(550)	(1,177)
Dividends declared on preferred stock	(2)	(5)	(9)
Balance at end of year	4,462	4,366	4,261

Accumulated other comprehensive income (loss), net of tax effects:
Minimum pension liability adjustment:
Balance at beginning of year	(15)	(38)	(1)
Change during the year	3	23	(37)
Balance at end of year	(12)	(15)	(38)

Cash flow hedges (SFAS 133):
Balance at beginning of year	(120)	(150)	16
Change during the year	(46)	30	(166)
Balance at end of year	(166)	(120)	(150)
Total accumulated other comprehensive loss	(178)	(135)	(188)

Total common stock equity	6,373	6,282	6,587

Shareholder's equity	$6,411	$6,320	$6,702

See Notes to Financial Statements.

TXU US HOLDINGS COMPANY AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS

1.	TXU CORP. BUSINESS RESTRUCTURING AND OTHER ACTIONS

US Holdings is a subsidiary of TXU Corp. and is a holding company conducting its operations principally through its TXU Energy Holdings and TXU Electric Delivery subsidiaries. TXU Energy Holdings is engaged in electricity generation and retail and wholesale energy sales. TXU Electric Delivery engages in regulated electricity transmission and distribution operations.

US Holdings has two reportable segments: TXU Energy Holdings and TXU Electric Delivery. (See Note 18 for further information concerning reportable business segments.)

Mr. C. John Wilder, who was named president and chief executive of TXU Corp. in February 2004, and senior management reviewed TXU Corp.’s operations during 2004 to identify and implement strategic initiatives designed to improve operational and financial performance. Areas reviewed included:

•	Noncore business activities;
•	Cost effectiveness of generation operations;
•	Administrative cost structure, including organizational alignments and headcount; and
•	Opportunities to improve retail customer service.

Management believes that its actions in 2004 have resulted in sustainable profitability improvements, principally through streamlining of the organization, optimization of energy supply costs and improved customer retention. In addition, increased focus on contingencies has resulted in significant progress in resolving certain regulatory matters. Certain of the actions have resulted in unusual charges and credits impacting 2004 net income, summarized as follows and discussed below in more detail:

		Charge/(Credit) to Earnings
	Income Statement Classification	Pretax	After-tax

TXU Energy Holdings segment:
Charges related to leased equipment	Other deductions	$180	$117
Software write-off	Other deductions	107	70
Employee severance costs	Other deductions	107	69
Power purchase contract termination	Other deductions	101	66
Spare parts inventory write-down	Other deductions	79	51
Outsourcing transition costs	Other deductions	10	6
Other asset impairments	Other deductions	6	4
Other charges	Operating costs/SG&A	8	6
Recognition of deferred gain on plant sales	Other income	(58)	(38)
Gain on sale of undeveloped properties	Other income	(19)	(12)
TXU Electric Delivery segment:
Employee severance costs	Other deductions	20	13
Rate case settlement reserve	Other deductions	21	14
Outsourcing transition costs	Other deductions	4	3
Software write-off and asset impairment	Other deductions	4	2
Other charges	Operating costs/SG&A	2	1

Total		$572	$372

Following is a discussion of the major activities associated with the restructuring plan:

Sale of TXU Fuel

In April 2004, TXU Energy Holdings distributed the assets of TXU Fuel, its gas transportation subsidiary, to US Holdings at book value, including $16 million of allocated goodwill. In June 2004, US Holdings’ completed the sale of the assets of TXU Fuel to Energy Transfer Partners, L.P. for $500 million in cash. TXU Fuel had 2003 revenues of approximately $65 million, the majority of which represented gas transportation fees from TXU Energy Holdings. As part of the transaction, TXU Energy Holdings entered into a transportation agreement, intended to be market-price based, with the new owner to transport gas to TXU Energy Holdings’ generation plants. Because of the continuing involvement in the business through the transportation agreement, the pretax gain related to the sale of $375 million will be recognized over the eight-year life of the transportation agreement, and the sale of TXU Fuel assets has not been accounted for as a discontinued operation. The pretax gain is net of $16 million of TXU Energy Holdings’ goodwill allocated to TXU Fuel.

Capgemini Energy Outsourcing Agreement

In May 2004, as part of an overall arrangement initiated by TXU Corp., TXU Energy Holdings and TXU Electric Delivery entered into services agreements with Capgemini Energy LP (Capgemini), a new company initially providing business process support services to TXU Corp. only, but immediately implementing a plan to offer similar services to other utility companies. Under the ten-year agreement, over 2,500 employees (including approximately 1,300 from US Holdings) transferred from subsidiaries of TXU Corp. to Capgemini effective July 1, 2004. Outsourced base support services performed by Capgemini for a fixed fee, subject to adjustment for volumes or other factors, include information technology, customer call center, billing, human resources, supply chain and certain accounting activities.

As part of the agreement, Capgemini was provided a royalty-free right, under an asset license arrangement, to use TXU Corp.’s information technology assets, consisting primarily of capitalized software. A portion of the software was in development and had not yet been placed in service. As a result of outsourcing its information technology activities, TXU Corp. no longer intends to develop the software and from TXU Corp.’s perspective the software is abandoned. The agreement with Capgemini does not require that any software in development be completed and placed in service. Consequently, the carrying value of these software projects was written off, resulting in a charge of $109 million ($71 million after-tax), reported in other deductions. The remaining assets were transferred to a subsidiary of TXU Corp. at book value in exchange for an interest in that subsidiary. Such interest is accounted for by US Holdings on the equity method, and US Holdings recorded equity losses (representing depreciation expense) of $7 million, reported in other deductions.

TXU Corp. (through the subsidiary) obtained a 2.9% limited partnership interest in Capgemini in exchange for the asset license described above. TXU Corp. has the right to sell (the “put option”) its interest and the licensed software to Cap Gemini North America Inc. for $200 million, plus its share of Capgemini’s undistributed earnings, upon expiration of the services agreement or earlier upon the occurrence of certain unexpected events. Cap Gemini North America Inc. has the right to purchase these interests under the same terms and conditions. The partnership interest has been recorded at an initial value of $2.9 million and is being accounted for on the cost method.

US Holdings has recorded its share of the fair value of the put option, estimated at $154 million, as a noncurrent asset. Of this amount, $147 million was recorded as a reduction to the carrying value of the investment. This accounting is in accordance with guidance related to sales and licensing of internally developed software described in AICPA Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” The difference of $7 million, which represented the fair value of the assumed cash distributions and gains while holding the partnership interest for the period prior to exercise of the put, was recorded as a noncurrent deferred credit. The remaining balance of the software is being amortized over the estimated remaining useful lives.

Also as part of the agreement, TXU Corp. agreed to indemnify Capgemini for severance costs incurred by Capgemini for former TXU Corp. employees terminated within 18 months of their transfer to Capgemini. Accordingly, in the second quarter of 2004, US Holdings recorded a $38 million ($25 million after-tax) charge for its share of severance liabilities. In addition, TXU Corp. committed to pay up to $25 million for costs associated with transitioning the outsourced activities to Capgemini. During 2004, US Holdings recorded transition expenses of $14 million ($9 million after-tax), and the remainder are expected to be expensed as incurred in 2005.

Generation Facility Closures and Sales

In December 2004, TXU Energy Holdings committed to immediately cease operating for its own benefit nine leased gas-fired combustion turbines, and recorded a charge of $157 million ($102 million after-tax). The charge represents the present value of the future lease payments related to the turbines, net of estimated sublease proceeds. The leases expire in 2017 and 2018. US Holdings is currently evaluating opportunities with respect to the turbines, including subleasing the turbines to third parties or decommissioning the turbines. During this evaluation period, the turbines will be available to ERCOT only for system reliability purposes.

In November 2004, US Holdings announced plans to deactivate, or mothball, eight gas-fired operating units due to electric industry market conditions in Texas. The units were more than 30 years old and had operated only sparingly during the last two years. The facility closures resulted in employee severance costs of $7 million ($5 million after-tax).

In the second quarter of 2004, US Holdings initiated a plan to sell the Pedricktown, New Jersey 122 MW power production facility and exit the related power supply and gas transportation agreements. Accordingly, US Holdings recorded an impairment charge of $26 million ($17 million after-tax) to write down the facility to estimated fair market value. The results of the business and the impairment charge are reported in discontinued operations, as discussed in Note 4 to Financial Statements.

In March 2004, US Holdings announced the planned permanent retirement, completed in the second quarter of 2004, of eight gas-fired operating units. US Holdings also temporarily closed four other gas-fired units and placed them under evaluation for retirement. A majority of the 12 units were designated as “peaking units” and operated only during the summer for many years and had operated only sparingly during the last two years. US Holdings also closed its Winfield North Monticello lignite mine in Texas, as it was no longer economical to operate when compared to the cost of purchasing coal to fuel the adjacent generation facility. A total charge of $8 million ($5 million after-tax) was recorded for employee severance costs and impairments related to the various facility closures.

As a result of the various actions in 2004, US Holdings will permanently or temporarily deactivate over 40% of its gas-fired generating capacity in Texas, representing 4,572 MW of capacity.

Other Actions Related to Generation Operations

In December 2004, US Holdings executed an agreement to terminate, for a payment of $172 million, an existing power purchase and tolling agreement that would have expired in 2006. The agreement was entered into in connection with the sale of two generation plants to the counterparty in 2001. As a result of the transaction, US Holdings recorded a charge of $101 million ($66 million after-tax). The charge represents the payment amount less the remaining out-of-the-money liability related to the agreement originally recorded at its inception. US Holdings also recorded a gain of $58 million ($38 million after-tax), representing the remaining deferred gains from the sale of the two plants.

In October 2004, US Holdings entered into an agreement to terminate the operating lease for certain mining equipment for approximately $28 million in cash, effective November 1, 2004. The lease termination resulted in a charge of $21 million ($14 million after-tax). US Holdings entered into a short-term lease with an unrelated third party for the equipment, which is expected to be taken out of service at the expiration of the lease.

As part of a review of its generation asset portfolio in the second quarter of 2004, US Holdings completed a review of its spare parts and equipment inventory to determine the appropriate level of such inventory. The review included nuclear, coal and gas-fired generation-related facilities. As a result of this review, US Holdings recorded a charge of $79 million ($51 million after-tax), to reflect excess inventory on hand and to write down carrying values to scrap values.

Organizational Realignment and Headcount Reductions

During 2004, management completed a comprehensive organizational review, including an analysis of staffing requirements. As a result, US Holdings completed a self-nomination severance program and other involuntary severance actions, and recorded severance charges totaling $74 million ($47 million after-tax). This amount includes $33 million in allocated TXU Corp. severance charges.

Rate Case Settlement

In the fourth quarter of 2004, TXU Electric Delivery recorded a $21 million ($14 million after-tax) charge for estimated settlement payments. The settlement, which was finalized February 22, 2005, is the result of a number of municipalities initiating an inquiry regarding distribution rates. The agreement avoids any immediate rate actions, but would require TXU Electric Delivery to file a rate case in 2006, based on a 2005 test year, unless the municipalities and TXU Electric Delivery mutually agree that such a filing is unnecessary. The final settlement amounts are being determined; however, TXU Electric Delivery believes the total will closely approximate the amount accrued.

Discontinued Businesses — Note 4 presents detailed information regarding the discontinued New Jersey generation operations and the strategic retail services business. The consolidated financial statements for all periods presented reflect the reclassification of the results of these businesses as discontinued operations.

2.	SIGNIFICANT ACCOUNTING POLICIES AND CHANGES IN ACCOUNTING STANDARDS

Basis of Presentation — The consolidated financial statements of US Holdings have been prepared in accordance with US GAAP and on the same basis as the audited financial statements included in its 2003 Form 10-K, except for the change in estimates of depreciable lives of assets, the presentation of certain operations as discontinued and the adoption of SFAS 123R as discussed below. In the opinion of management, all other adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results of operations and financial position have been included therein. All intercompany items and transactions have been eliminated in consolidation.

Certain reclassifications have been made to conform prior period data to the current period presentation. All dollar amounts in the financial statements and tables in the notes are states in millions of dollars unless otherwise indicated.

Use of Estimates — The preparation of US Holdings’ financial statements requires management to make estimates and assumptions about future events that affect the reporting of assets and liabilities at the balance sheet dates and the reported amounts of revenue and expense, including mark-to-market valuation adjustments. In the event estimates and/or assumptions prove to be different from actual amounts, adjustments are made in subsequent periods to reflect more current information. No material adjustments, other than those disclosed elsewhere herein, were made to previous estimates or assumptions during the current year.

Financial Instruments and Mark-to-Market Accounting — US Holdings enters into financial instruments, including options, swaps, futures, forwards and other contractual commitments primarily to manage commodity price and interest rate risks. In accordance with SFAS 133, the fair value of each derivative is recognized on the balance sheet and changes in the fair value recognized in earnings. This recognition is referred to as “mark-to-market” accounting. However, if certain criteria are met, US Holdings may elect the normal purchase and sale exception or may designate the derivative as a cash flow or fair value hedge. As these elections can reduce the volatility in earnings resulting from fluctuations in fair value, results of operations could be materially affected by such elections. A cash flow hedge mitigates the risk associated with variable future cash flows (e.g., a future sale at market prices), while a fair value hedge mitigates risk associated with fixed future cash flows (e.g., debt with fixed interest rate payments).

In accounting for cash flow hedges, derivative assets and liabilities are recorded on the balance sheet at fair value with an offset in other comprehensive income. Amounts remain in other comprehensive income, provided the underlying transactions remain probable of occurring, and are reclassified into earnings as the underlying transactions occur. Fair value hedges are recorded as derivative assets or liabilities with an offset to the carrying value of the related asset or liability. Any ineffectiveness associated with the hedges is recorded in earnings. US Holdings did not recognize any ineffectiveness related to fair value hedges in 2004.

Revenue Recognition — US Holdings records revenue from electricity sales and delivery service under the accrual method. Revenues are recognized when power or delivery is provided to customers on the basis of periodic cycle meter readings and include an estimated accrual for the value provided from the meter reading date to the end of the period. The unbilled revenue is calculated at the end of the period based on estimated daily consumption after the meter read date to the end of the period. For retail electric sales, estimated daily consumption is derived using historical customer profiles adjusted for weather and other measurable factors affecting consumption.

Realized and unrealized gains and losses from transacting in energy-related contracts, principally for the purpose of hedging margins on sales of energy, are reported as a component of revenues.

Accounting for Contingencies — The financial results of US Holdings may be affected by judgments and estimates related to loss contingencies. Accruals for loss contingencies are recorded when management determines that it is probable that an asset has been impaired or a liability has been incurred and that such economic loss can be reasonably estimated. Such determinations are subject to interpretations of current facts and circumstances, forecasts of future events and estimates of the financial impacts of such events.

Regulatory Assets and Liabilities — The financial statements of US Holdings’ regulated electricity delivery operations reflect regulatory assets and liabilities under cost-based rate regulation in accordance with SFAS 71. The assumptions and judgments used by regulatory authorities continue to have an impact on the recovery of costs, the rate earned on invested capital and the timing and amount of assets to be recovered by rates. (See discussion in Note 19).

See Note 5 for a discussion of the extraordinary gain recorded in 2004 and the extraordinary loss recorded in 2002 related to the adjustments in the carrying value of US Holdings’ regulatory asset subject to securitization.

Investments — Deposits in a nuclear decommissioning trust fund are accounted for as trading securities and are therefore carried at fair value in the balance sheet. Investments in unconsolidated business entities over which US Holdings has significant influence but does not maintain effective control, generally representing ownership of at least 20% and not more than 50% of common equity, are accounted for under the equity method. Assets related to employee benefit plans are held to satisfy deferred compensation liabilities and are recorded at market value. (See Note 6 - Investments).

Property, Plant and Equipment — Properties are stated at original cost. The cost of property additions includes direct labor and materials and applicable overhead, including payroll-related costs.

Depreciation of US Holdings’ property, plant and equipment is calculated on a straight-line basis over the estimated service lives of the properties. Depreciation includes the effect of asset retirement obligations as prescribed by SFAS 143 (see Note 3). As is common in the industry, US Holdings records depreciation expense using composite depreciation rates that reflect blended estimates of the lives of major asset components as compared to depreciation expense calculated on an asset-by-asset basis. Consolidated depreciation expense as a percent of average depreciable property approximated 2.3% in 2004, 2.5% in 2003 and 2.8% in 2002.

Effective January 1, 2004, the estimates of depreciable lives of lignite-fired generation facilities were extended an average of nine years to better reflect the useful lives of the assets, and depreciation rates for the Comanche Peak nuclear generating plant were decreased as a result of an increase in the estimated lives of boiler and turbine generator components of the plant by an average of five years. The net impact of these changes was a reduction in depreciation expense of $44 million ($29 million after-tax) in 2004.

Effective April 1, 2003, the estimates of the depreciable lives of the Comanche Peak nuclear generating plant and several gas generation plants were extended to better reflect the useful lives of the assets. At the same time, depreciation rates were increased on lignite and gas generation facilities to reflect investments in emissions control equipment. The net impact of these changes was a reduction in depreciation expense of an additional $12 million ($8 million after-tax) in 2004 and $37 million ($24 million after-tax) in 2003.

Allowance For Funds Used During Construction (AFUDC) and Interest Capitalized — AFUDC is a regulatory cost accounting procedure whereby amounts based upon interest charges on borrowed funds and a return on equity capital used to finance construction are added to utility plant and equipment being constructed. As a result of the 1999 Restructuring Legislation, only interest has been capitalized related to generation construction since 1999. AFUDC for the regulated business is capitalized as a component of projects under construction. Interest on qualifying projects for businesses that are not regulated is capitalized in accordance with SFAS 34. The equity portion of capitalized AFUDC is accounted for as other income. See Note 19 for details of amounts.

Impairment of Long-Lived Assets — US Holdings evaluates long-lived assets for impairment whenever indications of impairment exist, in accordance with the requirement of SFAS 144. The determination of the existence of indications of impairment involves judgments that are subjective in nature and may require the use of estimates in forecasting future results and cash flows related to an asset or group of assets.

In 2002, US Holdings recorded an impairment charge of $237 million ($154 million after-tax), reported in other deductions, for the write-down of two generation plant construction projects as a result of weaker wholesale electricity market conditions and reduced planned developmental capital spending. Fair value was determined based on appraisals of property and equipment.

Major Maintenance — Major maintenance outage costs related to nuclear fuel reloads, as well as the costs of other major maintenance programs, are charged to expense as incurred.

Amortization of Nuclear Fuel — The amortization of nuclear fuel in the reactors is calculated on the units-of-production method and is included in cost of energy sold.

Pension and Other Postretirement Benefit Plans — US Holdings is a participating employer in the defined benefit and cash balance pension plan sponsored by TXU Corp. US Holdings also participates with TXU Corp. to offer certain health care and life insurance benefits to eligible employees and their eligible dependents upon the retirement of such employees. Reported costs of providing pension and other postretirement benefits are dependent upon numerous factors, assumptions and estimates. (See Note 13 for information regarding pension and other postretirement benefit plans).

Franchise and Revenue-Based Taxes — Franchise and revenue-based taxes such as gross receipt taxes are not a “pass through” item such as sales and excise taxes. Gross receipts taxes are assessed to US Holdings by state and local governmental bodies, primarily based on revenues, as a cost of doing business. US Holdings records gross receipts tax as an expense. Rates charged to customers by US Holdings are intended to recover the taxes, but US Holdings is not acting as an agent to collect the taxes from customers.

Income Taxes — TXU Corp. files a consolidated federal income tax return, and federal income taxes are allocated to subsidiaries based upon their respective taxable income or loss. Investment tax credits are amortized to income over the estimated service lives of properties. Deferred income taxes are provided for temporary differences between the book and tax basis of assets and liabilities. Certain provisions of SFAS 109 provide that regulated enterprises are permitted to recognize deferred taxes as regulatory tax assets or tax liabilities if it is probable that such amounts will be recovered from, or returned to, customers in future rates.

Cash Equivalents — For purposes of reporting cash and cash equivalents, temporary cash investments purchased with a remaining maturity of three months or less are considered to be cash equivalents.

Changes in Accounting Standards — SFAS 123R was issued in December 2004. SFAS 123R is a revision of SFAS 123 and supersedes APB 25. US Holdings participates in TXU Corp.’s Long-Term Incentive Compensation Plan. Under this plan, TXU Corp. grants awards of restricted stock and performance units paid in stock and early adopted SFAS 123R in determining reported expenses for these awards in 2004. See Note 11 for additional discussion.

FIN 46R was issued in December 2003 and was effective January 1, 2004, and replaced FIN 46, which was issued in January 2003. FIN 46R expands and clarifies the guidance originally contained in FIN 46, regarding consolidation of variable interest entities. FIN 46R did not impact results of operations or financial position for 2004.

In October 2002, the EITF, through EITF 02-3, rescinded EITF 98-10, which required mark-to-market accounting for all trading activities. SFAS 143, regarding asset retirement obligations, became effective on January 1, 2003. As a result of the implementation of these two accounting standards, US Holdings recorded a cumulative effect of changes in accounting principles as of January 1, 2003. See Note 3 for additional discussion.

As a result of guidance provided in EITF 02-3, in 2003 US Holdings discontinued recognizing origination gains on energy contracts. For 2002, US Holdings recognized $40 million in origination gains on retail sales contracts. Because of the short-term nature of these contracts, a portion of these gains would have been recognized on a settlement basis in 2002.

3.	CUMULATIVE EFFECT OF CHANGES IN ACCOUNTING PRINCIPLES

SFAS 123R was issued in December 2004. TXU Corp. early adopted SFAS 123R effective October 1, 2004 in determining reported expenses for these awards in 2004. US Holdings recorded a cumulative effect of change in accounting principle of a $6 million after-tax credit. See Note 11 for additional discussion.

The following summarizes the effect on results for 2003 for changes in accounting principles effective January 1, 2003:

Charge from rescission of EITF 98-10, net of tax effect of $34 million	$(63)
Credit from adoption of SFAS 143, net of tax effect of $3 million	5
Total net charge	$(58)

On October 25, 2002, the EITF, through EITF 02-3, rescinded EITF 98-10, which required mark-to-market accounting for all trading activities. Pursuant to this rescission, only financial instruments that are derivatives under SFAS 133 are subject to mark-to-market accounting. Financial instruments that may not be derivatives under SFAS 133, but were marked-to-market under EITF 98-10, consist primarily of gas transportation and storage agreements, power tolling, full requirements and capacity contracts. This new accounting rule was effective for new contracts entered into after October 25, 2002. Nonderivative contracts entered into prior to October 26, 2002, continued to be accounted for at fair value through December 31, 2002; however, effective January 1, 2003, such contracts were required to be accounted for on a settlement basis. Accordingly, a charge of $97 million ($63 million after-tax) was reported as a cumulative effect of a change in accounting principles in the first quarter of 2003. Of the total, $75 million reduced net commodity contract assets and liabilities and $22 million reduced inventory that had previously been marked-to-market as a trading position. The cumulative effect adjustment represents the net gains previously recognized for these contracts under mark-to-market accounting.

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

The following table summarizes the impact as of January 1, 2003 of adopting SFAS 143:

Increase in property, plant and equipment - net	$488
Increase in other noncurrent liabilities and deferred credits	(528)
Increase in accumulated deferred income taxes	(3)
Increase in regulatory assets - net	48
Cumulative effect of change in accounting principles	$5

The asset retirement liability at December 31, 2004 was $631 million, comprised of a $599 million liability as of December 31, 2003, $39 million of accretion during the twelve months of 2004, reduced by $26 million in reclamation payments. The asset retirement obligations were adjusted upward by $19 million due to revisions in estimated cash flows.

With respect to nuclear decommissioning costs, US Holdings believes that the adoption of SFAS 143 results primarily in timing differences in the recognition of asset retirement costs that US Holdings is currently recovering through the regulatory process.

On a pro forma basis, assuming SFAS 143 had been adopted at the beginning of the year, earnings for 2002 would have increased by $6.5 million after-tax, and the liability for asset retirement obligations as of December 31, 2002 would have been $554 million.

4. DISCONTINUED OPERATIONS

The following summarizes the historical consolidated financial information of the businesses reported as discontinued operations:

	Strategic Retail Services	Pedricktown	Total
2004
Operating revenues	$17	$32	$49
Operating costs and expenses	20	37	57
Other deductions (income) - net	10	—	10
Interest income	(1)	—	(1)
Operating loss before income taxes	(12)	(5)	(17)
Income tax expense (benefit)	(4)	(2)	(6)
Charges related to exit (after-tax)	6	17	23
Loss from discontinued operations	$(14)	$(20)	$(34)

2003
Operating revenues	$60	$22	$82
Operating costs and expenses	60	28	88
Other deductions (income) - net	11	—	11
Interest income	(1)	—	(1)
Interest expenses and related charges	1	—	1
Operating loss before income taxes	(11)	(6)	(17)
Income tax expense (benefit)	(4)	(2)	(6)
Charges related to exit (after-tax)	7	—	7
Loss from discontinued operations	$(14)	$(4)	$(18)

2002
Operating revenues	$47	$18	$65
Operating costs and expenses	122	22	144
Interest expenses and related charges	1	—	1
Operating loss before income taxes	(76)	(4)	(80)
Income tax expense (benefit)	(27)	(1)	(28)
Loss from discontinued operations	$(49)	$(3)	$(52)

Pedricktown — In the second quarter of 2004, TXU Energy Holdings finalized a plan to sell the Pedricktown, New Jersey 122 MW power production facility and exit the related power supply and gas transportation agreements. Accordingly, results for the second quarter of 2004 included a $17 million after-tax charge to write down the facility to estimated fair market value.

Strategic Retail Services — In December 2003, TXU Energy Holdings finalized a plan to sell its strategic retail services business, which was engaged principally in providing energy management services. Results in 2004 reflect a $6 million after-tax charge recorded in the second quarter to settle a contract dispute. Substantially all disposition activities have been completed.

Balance sheet - The following details the assets and liabilities of the Pedricktown operations held for sale:

December 31, 2004

Current assets	$2
Property, plant and equipment	15
Total	$17

Current liabilities	$3
Noncurrent liabilities	3
Total	$6

5. EXTRAORDINARY ITEMS

The Settlement Plan addressed the issuance of securitization bonds to recover regulatory asset stranded costs and other qualified costs. A financing order finalized in January 2003 authorized the issuance of securitization bonds by TXU Electric Delivery with a principal amount of $1.3 billion. An extraordinary gain of $16 million (net of tax of $9 million) recorded by TXU Electric Delivery in the second quarter of 2004 represents an increase in the carrying value of the regulatory asset subject to securitization. The second and final tranche of the securitization bonds was issued in June 2004. The increase in the related regulatory asset is due to the effect of higher interest rates than previously estimated on the bonds and therefore increased amounts to be recovered from REPs through revenues as a transition charge to service the principal and interest on the bonds. In the fourth quarter of 2002, US Holdings recorded an extraordinary loss of $134 million (net of income tax benefit of $72 million) principally to write-down the regulatory assets to reflect lower interest rates than originally assumed. The balance of the regulatory asset was $1.6 billion at December 31, 2004.

6.	INVESTMENTS

The following information is a summary of the investment balance as of December 31, 2004 and 2003:

	December 31,
	2004	2003

Nuclear decommissioning trust	$361	$323
Investment in affiliate holding Capgemini-related assets	42	—
Land	84	89
Assets related to employee benefit plans	77	69
Miscellaneous other	24	29
Total investments	$588	$510

Nuclear Decommissioning Trust — Deposits in a trust fund for costs to decommission the Comanche Peak nuclear-powered generation plant are carried at fair value. (Also see Note 17 - under Nuclear Decommissioning). Decommissioning costs are being recovered from TXU Electric Delivery’s customers as a transmission and distribution charge over the life of the plant and deposited in the trust fund. Gains and losses on investments in the trust fund are offset by corresponding adjustments to regulatory assets or liabilities. A summary of investments in the fund as of December 31, 2004 and 2003 follows:

	December 31, 2004
	Cost	Unrealized gain	Unrealized (loss)	Fair market value
Debt securities	$142	$7	$(1)	$148
Equity securities	143	82	(12)	213
	$285	$89	$(13)	$361

	December 31, 2003
	Cost	Unrealized gain	Unrealized (loss)	Fair market value
Debt securities	$139	$6	$(2)	$143
Equity securities	126	66	(12)	180
	$265	$72	$(14)	$323

Debt securities held at December 31, 2004 mature as follows: $62 million in one to five years, $52 million in five to ten years and $34 million after ten years.

7. SHORT-TERM FINANCING

Short-term Borrowings — At December 31, 2004, US Holdings had outstanding short-term borrowings consisting of bank borrowings of $210 million at a weighted average interest rate of 5.25%. At December 31, 2003, US Holdings had outstanding short-term advances from affiliates of $691 million at a weighted average interest rate of 2.92%.

Credit Facilities — At December 31, 2004, TXU Corp. had access to credit facilities (some of which provide for long-term borrowings) as follows:

			At December 31, 2004
	Maturity	Authorized	Facility	Letters of	Cash
Facility	Date	Borrowers	Limit	Credit	Borrowings	Availability
364-day Credit Facility	June 2005	TXU Energy Holdings, TXU Electric Delivery	$600	$75	$ ─	$525
Three-Year Revolving Credit Facility	June 2007	TXU Energy Holdings, TXU Electric Delivery	1,400	18	210	1,172
Five-Year Revolving Credit Facility	December 2005	TXU Corp.	425	419	─	6
Five-Year Revolving Credit Facility	June 2009	TXU Energy Holdings, TXU Electric Delivery	500	─	─	500
Five-Year Revolving Credit Facility	December 2009	TXU Energy Holdings	500	─	─	500
Total			$3,425	$512	$210	$2,703

TXU Corp.’s $500 million five-year revolving credit facility that provided for up to $500 million in letters of credit and/or up to $250 million of loans ($500 million in the aggregate) was amended to reduce the credit facility to $425 million in December 2004. To the extent capacity was available under this facility, it was made available to US Holdings, TXU Energy Holdings and TXU Electric Delivery.

In November 2004, TXU Energy Holdings entered into a five-year revolving credit facility that allows for revolving loans and letters of credit. Letters of credit may total up to $500 million. Revolving loans may total up to $250 million. The aggregate amount of borrowings outstanding at any one time may not exceed $500 million. TXU Energy Holdings intends to use this facility for general and corporate purposes, including, in the case of letters of credit, support for pollution control revenue bonds.

In June 2004, US Holdings, TXU Energy Holdings and TXU Electric Delivery replaced $2.25 billion of credit facilities scheduled to mature in 2005 with $2.5 billion of credit facilities for TXU Energy Holdings and TXU Electric Delivery maturing in June 2005, 2007 and 2009. These facilities are used for working capital and general corporate purposes and provide back-up for any future issuances of commercial paper by TXU Energy Holdings or TXU Electric Delivery. At December 31, 2004, there was no such commercial paper outstanding.

Sale of Receivables — TXU Corp. has established an accounts receivable securitization program. The activity under this program is accounted for as a sale of accounts receivable in accordance with SFAS 140. Under the program, subsidiaries of TXU Corp. (originators) sell trade accounts receivable to TXU Receivables Company, a consolidated wholly-owned bankruptcy remote direct subsidiary of TXU Corp., which sells undivided interests in the purchased accounts receivable for cash to special purpose entities established by financial institutions (the funding entities). Funding under the program as of December 31, 2004 was $474 million.

Effective June 30, 2004, the program was extended through June 28, 2005. As part of the extension, the maximum amount available to TXU Corp. under the program was increased from $600 million to $700 million in recognition of seasonal power sales. Additionally, the extension allows for increased availability of funding through a credit ratings-based reduction (based on each originator’s credit rating) of customer deposits previously used to reduce the amount of undivided interests that could be sold. Undivided interests will now be reduced by 100% of the customer deposits for a Baa3/BBB- rating; 50% for a Baa2/BBB rating; and zero % for a Baa1/BBB+ and above rating.

All new trade receivables under the program generated by the originators are continuously purchased by TXU Receivables Company with the proceeds from collections of receivables previously purchased. Changes in the amount of funding under the program, through changes in the amount of undivided interests sold by TXU Receivables Company, are generally due to seasonal variations in the level of accounts receivable and changes in collection trends. TXU Receivables Company has issued subordinated notes payable to the originators for the difference between the face amount of the uncollected accounts receivable purchased, less a discount, and cash paid to the originators that was funded by the sale of the undivided interests. The balance of the subordinated notes receivable, which is reported in accounts receivable, was $338 million at December 31, 2004 and $467 million at December 31, 2003.

The discount from face amount on the purchase of receivables principally funds program fees paid by TXU Receivables Company to the funding entities, as well as a servicing fee paid by TXU Receivables Company to TXU Business Services, a direct subsidiary of TXU Corp. The program fees (losses on sale), which consist primarily of interest costs on the underlying financing, were approximately $12 million, $11 million and $21 million in 2004, 2003 and 2002, respectively, and approximated 2.1%, 2.4% and 3.7% for 2004, 2003 and 2002, respectively, of the average funding under the program on an annualized basis; these fees represent the net incremental costs of the program to US Holdings and are reported in SG&A expenses. The servicing fee, which totaled approximately $6 million in 2004 and 2003 and $8 million in 2002, compensates TXU Business Services for its services as collection agent, including maintaining the detailed accounts receivable collection records.

The December 31, 2004 balance sheet reflects $811 million face amount of trade accounts receivable of TXU Energy Holdings and TXU Electric Delivery, reduced by $474 million of undivided interests sold by TXU Receivables Company. Funding under the program decreased $73 million in 2004, increased $100 million in 2003 and decreased $15 million in 2002. Funding increases or decreases under the program are reflected as operating cash flow activity in the statement of cash flows. The carrying amount of the retained interests in the accounts receivable approximated fair value due to the short-term nature of the collection period.

Activities of TXU Receivables Company related to US Holdings for 2004, 2003 and 2002 were as follows:

	Year Ended December 31,
	2004	2003	2002

Cash collections on accounts receivable	$7,420	$7,194	$5,836
Face amount of new receivables purchased	(7,217)	(6,777)	(6,534)
Discount from face amount of purchased receivables	17	17	29
Program fees paid	(12)	(11)	(21)
Servicing fees paid	(5)	(6)	(8)
Increase (decrease) in subordinated notes payable	(130)	(517)	713
Operating cash flows used by (provided to) US Holdings under the program	$73	$(100)	$15

Upon termination of the program, cash flows to US Holdings would be delayed as collections of sold receivables would be used by TXU Receivables Company to repurchase the undivided interests sold instead of purchasing new receivables. The level of cash flows would normalize in approximately 16 to 31 days.

Contingencies Related to Sale of Receivables Program — Although TXU Receivables Company expects to be able to pay its subordinated notes from the collections of purchased receivables, these notes are subordinated to the undivided interests of the financial institutions in those receivables, and collections might not be sufficient to pay the subordinated notes. The program may be terminated if either of the following events occurs:

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

The delinquency and dilution ratios exceeded the relevant thresholds during the first four months of 2003, but waivers were granted. These ratios were affected by issues related to the transition to competition. Certain billing and collection delays arose due to implementation of new systems and processes within TXU Corp. and ERCOT for clearing customers’ switching and billing data. Also, strengthened credit and collection policies and practices have brought the ratios into consistent compliance with the program requirements.

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

8. LONG-TERM DEBT

	December 31,	December 31,
	2004	2003
TXU Energy Holdings
Pollution Control Revenue Bonds:
Brazos River Authority
3.000% Fixed Series 1994A due May 1, 2029, remarketing date May 1, 2005(a)	$39	$39
5.400% Fixed Series 1994B due May 1, 2029, remarketing date May 1, 2006(a)	39	39
5.400% Fixed Series 1995A due April 1, 2030, remarketing date May 1, 2006(a)	50	50
5.050% Fixed Series 1995B due June 1, 2030, remarketing date June 19, 2006(a)	114	118
7.700% Fixed Series 1999A due April 1, 2033	111	111
6.750% Fixed Series 1999B due September 1, 2034, remarketing date April 1, 2013(a)	16	16
7.700% Fixed Series 1999C due March 1, 2032	50	50
4.950% Fixed Series 2001A due October 1, 2030, remarketing date April 1, 2004(a)	—	121
4.750% Fixed Series 2001B due May 1, 2029, remarketing date November 1, 2006(a)	19	19
5.750% Fixed Series 2001C due May 1, 2036, remarketing date November 1, 2011(a)	217	274
2.030% Floating Series 2001D due May 1, 2033(b)	268	271
2.450% Floating Taxable Series 2001I due December 1, 2036(b)	62	63
2.030% Floating Series 2002A due May 1, 2037(b)	45	61
6.750% Fixed Series 2003A due April 1, 2038, remarketing date April 1, 2013(a)	44	44
6.300% Fixed Series 2003B due July 1, 2032	39	39
6.750% Fixed Series 2003C due October 1, 2038	52	72
5.400% Fixed Series 2003D due October 1, 2029, remarketing date October 1, 2014(a)	31	31

Sabine River Authority of Texas:
6.450% Fixed Series 2000A due June 1, 2021	51	51
5.500% Fixed Series 2001A due May 1, 2022, remarketing date November 1, 2011(a)	91	91
5.750% Fixed Series 2001B due May 1, 2030, remarketing date November 1, 2011(a)	107	107
5.800% Fixed Series 2003A due July 1, 2022	12	12
6.150% Fixed Series 2003B due August 1, 2022	45	45

Trinity River Authority of Texas:
6.250% Fixed Series 2000A due May 1, 2028	14	14
5.000% Fixed Series 2001A due May 1, 2027, remarketing date November 1, 2006(a)	37	37

Other:
6.875% TXU Mining Fixed Senior Notes due August 1, 2005	30	30
6.125% Fixed Senior Notes due March 15, 2008(c)	250	250
7.000% Fixed Senior Notes due March 15, 2013	1,000	1,000
2.838% Floating Rate Senior Notes due January 17, 2006 (d)	400	—
Capital lease obligations	9	13
Other	—	8
Fair value adjustments related to interest rate swaps	15	11
Unamortized discount	—	(2)
Total TXU Energy Holdings	3,257	3,085

TXU Electric Delivery
8.250% Fixed First Mortgage Bonds due April 1, 2004	—	100
6.250% Fixed First Mortgage Bonds due October 1, 2004	—	121
6.750% Fixed First Mortgage Bonds due July 1, 2005	92	92
7.625% Fixed First Mortgage Bonds due July 1, 2025	—	215
7.375% Fixed First Mortgage Bonds due October 1, 2025	—	178
6.375% Fixed Senior Secured Notes due May 1, 2012	700	700
7.000% Fixed Senior Secured Notes due May 1, 2032	500	500
6.375% Fixed Senior Secured Notes due January 15, 2015	500	500
7.250% Fixed Senior Secured Notes due January 15, 2033	350	350
5.000% Fixed Debentures due September 1, 2007	200	200
7.000% Fixed Debentures due September 1, 2022	800	800
Unamortized discount	(19)	(30)
Sub-total	3,123	3,726
TXU Electric Delivery Transition Bond Company LLC (e)
2.260% Fixed Series 2003 Bonds due in semi-annual installments through February 15, 2007	80	103
4.030% Fixed Series 2003 Bonds due in semi-annual installments through February 15, 2010	122	122
4.950% Fixed Series 2003 Bonds due in semi-annual installments through February 15, 2013	130	130
5.420% Fixed Series 2003 Bonds due in semi-annual installments through August 15, 2015	145	145
3.520% Fixed Series 2004 Bonds due in semi-annual installments through November 15, 2009	270	—
4.810% Fixed Series 2004 Bonds due in semi-annual installments through November 15, 2012	221	—
5.290% Fixed Series 2004 Bonds due in semi-annual installments through May 15, 2016	290	—
Total TXU Electric Delivery Transition Bond Company LLC	1,258	500
Total TXU Electric Delivery	4,381	4,226

	December 31,	December 31,
	2004	2003

US Holdings
7.170% Fixed Senior Debentures due August 1, 2007	10	10
9.580% Fixed Notes due in semi-annual installments through December 4, 2019	68	70
8.254% Fixed Notes due in quarterly installments through December 31, 2021	64	66
2.494% Floating Rate Junior Subordinated Debentures, Series D due January 30, 2037(d)	1	1
8.175% Fixed Junior Subordinated Debentures, Series E due January 30, 2037	8	8
Total US Holdings	151	155

Total US Holdings consolidated	7,789	7,466

Less amount due currently	218	249

Total long-term debt	$7,571	$7,217
_________
(a) These series are in the multiannual mode and are subject to mandatory tender prior to maturity on the mandatory remarketing date.
On such date, the interest rate and interest rate period will be reset for the bonds.
(b) Interest rates in effect at December 31, 2004. These series are in a flexible or weekly rate mode and are classified as long-term as they are supported by long-term irrevocable letters of credit. Series in the flexible mode will be remarketed for periods of less than
270 days.
(c) Interest rates swapped to floating on an aggregate $250 million principal amount.
(d) Interest rates in effect at December 31, 2004.
(e) These bonds are nonrecourse to TXU Electric Delivery.

Debt Issuances and Retirement in 2004

In December 2004, TXU Energy Holdings repurchased $400 million of its floating rate senior notes at par value. TXU Energy Holdings originally issued $800 million of the senior notes in a private placement offering with registration rights in July 2004. The notes bear interest at an annual rate equal to 3-month LIBOR, reset quarterly, plus 0.78% and will mature on January 17, 2006.

On September 28, 2004, portions of the Brazos River Authority Pollution Control Revenue Refunding Bonds were redeemed at par as follows: $57 million of Series 2001C; $20 million of Series 2003C; $16 million of Series 2002A; $4 million of series 1995B; and $3 million of Series 2001D.

In June 2004, TXU Electric Delivery’s wholly-owned, special purpose bankruptcy-remote subsidiary, TXU Electric Delivery Transition Bond Company LLC, issued $790 million aggregate principal amount of transition (securitization) bonds in accordance with the Settlement Plan and a financing order related to the transition to competition. The bonds were issued in three classes that require semi-annual interest and principal installment payments beginning in November 2004 through specified dates in 2009 through 2016. The transition bonds bear interest at fixed annual rates ranging from 3.52% to 5.29%. TXU Electric Delivery used the proceeds to retire two series of mortgage bonds with an aggregate principal amount of $393 million due in 2025 and repurchase shares of common stock from US Holdings for $375 million. US Holdings used the proceeds it received to repay short-term borrowings. As a result of the retirement of these two series of mortgage bonds, TXU Electric Delivery has the ability to release the liens on its outstanding senior secured notes, making them rank equally with TXU Electric Delivery’s other senior unsecured debt. No decision has been made regarding the release of liens.

In April 2004, the Brazos River Authority Series 2001A pollution control revenue bonds, with an aggregate principal amount of $121 million, were purchased upon mandatory tender. TXU Energy Holdings intends to remarket these bonds at a later date.

Other retirements of long-term debt in 2004 totaling $261 million represent payments at scheduled maturity dates.

US Holdings uses fair value hedging strategies to manage its exposure to fixed interest rates on long-term debt. At December 31, 2004, $250 million of fixed rate debt had been effectively converted to variable rates through interest rate swap transactions, expiring through 2008. These swaps qualified for and have been designated as fair value hedges using the short-cut method of hedge accounting provided by SFAS 133. As such, US Holdings assumes that changes in the value of the derivative are exactly offset by changes in the value of the debt; therefore, there is no hedge ineffectiveness recognized.

In 2004, fixed-to-variable swaps related to $1 billion debt were settled for a gain of $22 million, which will be amortized to offset interest expense over the remaining life of the related debt.

Maturities — Sinking fund and maturity requirements for all long-term debt instruments, excluding capital lease obligations, in effect at December 31, 2004, were as follows:

Year
2005	$217
2006	499
2007	313
2008	356
2009	111
Thereafter	6,288
Unamortized premium and discount and fair value adjustments	(4)
Capital lease obligations	9
Total	$7,789

Debt Issuances and Retirements in 2003

In 2003, US Holdings and its consolidated subsidiaries issued $1.3 billion of fixed rate senior notes, 567 million of pollution control revenue bonds, and $500 million of transition (securitization) bonds and redeemed $663 of first mortgage bonds, $637 of pollution control bonds, and $72 million of fixed rate senior notes.

Preferred Membership Interests — In July 2003, TXU Energy Holdings exercised its right to exchange its $750 million 9% Exchangeable Subordinated Notes issued in November 2002 and due November 2012 for exchangeable preferred membership interests with identical economic and other terms. The preferred membership interests bear distributions at the annual rate of 9% and permit the deferral of such distributions. The holders of the preferred membership interests had the option to exchange these interests at any time, subject to certain restrictions, for up to approximately 57 million shares of TXU Corp. common stock at an exchange price of $13.1242 per share. At issuance of the notes that were subsequently exchanged for the preferred membership interests, TXU Energy Holdings recognized a capital contribution from TXU Corp. and a corresponding discount on the securities of $266 million, which represented the value of the exchange right as TXU Corp. granted an irrevocable right to exchange the securities for TXU Corp. common stock. This discount is being amortized to interest expense and related charges over the term of the securities. As a result, the effective distribution rate on the preferred membership interests is 16.2%. In April 2004, TXU Corp. purchased these mandatorily redeemable securities from the holders, and as a result the securities effectively represent TXU Energy Holdings debt held by TXU Corp.

9. PREFERRED SECURITIES

Preferred Stock of US Holdings ─ At December 31, 2004, US Holdings had 379,231 shares of cumulative, preferred stock without par value outstanding with a total stated value of $38 million. Dividend rates range from $4.00 to $5.08 per share. The preferred stock can be redeemed at prices ranging from $101.79 per share to $112.00 per share.

The holders of preferred stock of US Holdings have no voting rights except for changes to the articles of incorporation that would change the rights or preferences of such stock, authorize additional shares of stock or create an equal or superior class of stock. They have the right to vote for the election of directors only if certain dividend arrearages exist.

10.  SHAREHOLDERS’ EQUITY

For the 2004 reporting period, TXU Corp. early adopted SFAS 123R. Under SFAS 123R, compensation expense related to share-based awards to US Holdings’ employees is accounted for as a noncash capital contribution from the parent. Accordingly, US Holdings recorded a $38 million credit to its common stock account in 2004. See Note 11.

US Holdings paid cash dividends to TXU Corp. of $775 million in 2004, $588 million in 2003 and $927 million in 2002. In February 2005, US Holdings declared a dividend of $175 million payable on April 1, 2005.

The legal form of cash distributions to TXU Corp. has been both common stock repurchases and the payment of dividends. For accounting purposes, the cash distributions in the form of share repurchases are recorded as a return of capital.

Certain debt instruments and preferred securities of US Holdings and its subsidiaries contain provisions that restrict payment of dividends during any interest or distribution payment deferral period or while any payment default exists. The TXU Electric Delivery mortgage restricts the payment of dividends to the amount of TXU Electric Delivery’s retained earnings. At December 31, 2004, US Holdings and its subsidiaries were in compliance with these provisions.

11.  STOCK BASED COMPENSATION PLANS

US Holdings participates in TXU Corp.’s Long-Term Incentive Compensation Plan (LTIP). LTIP is a stock-based compensation plan providing discretionary awards (LTIP awards) of restricted stock and performance units payable in TXU Corp. common stock for qualified management employees. During 2004, 2003, and 2002, the Board of Directors granted LTIP awards that were issued subject to share price performance and vesting requirements over two and three year periods. The number of common shares to be ultimately distributed varies from 0% to 200% of the initial number of LTIP awards, based on TXU Corp.’s total return to shareholders over the applicable period compared to the total returns provided by the companies comprising the Standard & Poor’s 500 Electric Utilities Index. TXU Corp. has established restrictions that limit employees’ opportunities to liquidate vested stock awards. For both restricted stock and performance unit awards, dividends over the vesting period are converted to equivalent shares of TXU Corp. common stock to be distributed upon vesting.

Historically, US Holdings has accounted for stock-based compensation plans using the intrinsic value method under APB 25. Compensation expense over the vesting period was remeasured each reporting period based on the market price of the stock and the assumed number of shares distributable given the share price performance to date. Reported compensation expense related to LTIP awards totaled $13 million in 2003 and a credit of $1 million in 2002.

For the 2004 reporting period, TXU Corp early adopted SFAS 123R, which eliminates the alternative of applying the intrinsic value measurement provisions of APB 25 to stock compensation awards and requires the measurement of the cost of such awards over the vesting period based on the grant-date fair value of the award. US Holdings adopted SFAS 123R using the modified retrospective method, which allows for application to only prior interim periods in the year of initial adoption and resulted in the recognition of a $9 million ($6 million after-tax) cumulative effect of change in accounting principle. For a portion of the 2004 period, the performance unit awards were payable in cash, but the awards were modified in December of 2004 and will be payable in stock.

TXU Corp. determined the fair value of its LTIP awards utilizing a valuation model that takes into account three principal factors: the probability weighted expected number of shares to be distributed upon vesting, the risk of uncertainty during the vesting period, and the restrictions limiting liquidation of vested stock awards. Based on the fair values determined under this model, US Holdings’ reported expense in 2004 related to LTIP awards totaled $33 million ($21 million after-tax). As of December 31, 2004, unrecognized expense related to nonvested LTIP awards totaled $26 million, which is expected to be recognized over a weighted average period of two years.

Had compensation expense for LTIP awards been determined based upon the fair value methodology prescribed under SFAS 123, US Holdings’ net income would not have been materially different for the years ended December 31, 2003 and 2002.

12. INCOME TAXES

The components of US Holdings' provision for income taxes for continuing operations are as follows:

	Year Ended December 31,
	2004	2003	2002

Current:
US Federal	$384	$220	$184
State	25	9	3
Non-US	—	—	1
Total	409	229	188
Deferred:
US Federal	(86)	141	58
State	(18)	—	4
Non-US	—	—	—
Total	(104)	141	62
Investment tax credits	(23)	(22)	(26)
Total	$282	$348	$224

Reconciliation of income taxes computed at the US federal statutory rate to provision for income taxes:

	Year Ended December 31,
	2004	2003	2002

Income from continuing operations before income taxes, extraordinary items and cumulative
effect of changes in accounting principles	$954	$1,084	$771
Income taxes at the federal statutory rate of 35%	$334	$379	$270

Depletion allowance	(25)	(25)	(25)
Amortization of investment tax credits	(23)	(22)	(26)
Medicare subsidy	(8)	—	—
Amortization (under regulatory accounting) of statutory rate changes	(8)	(8)	(8)
Investment tax credits, deferred tax	6	6	7
Preferred securities costs	6	6	—
State income taxes, net of federal tax benefit	5	6	5
Other	(5)	6	1
Provision for income taxes	$282	$348	$224

Effective tax rate (on income before preferred stock dividends)	29.6%	32.1%	29.1%

Deferred income taxes for significant temporary differences based on tax laws in effect at December 31, 2004 and 2003 balance sheet dates are as follows:

	December 31,
	2004			2003
	Total	Current	Noncurrent	Total	Current	Noncurrent
Deferred Tax Assets
Unamortized investment tax credits	$154	$—	$154	$163	$—	$163
Impairment of assets	68	—	68	168	—	168
Nuclear asset retirement obligation	151	—	151	150	—	150
Retail clawback liability	33	—	33	61	—	61
Alternative minimum tax	447	—	447	452	—	452
Net operating loss (NOL) carryforwards	12	—	12	24	—	24
Employee benefit liabilities	219	—	219	182	—	182
State income taxes	7	—	7	4	—	4
Combustion turbine leases	69	—	69	13	—	13
Other	358	122	236	266	91	175
Total	1,518	122	1,396	1,483	91	1,392

Deferred Tax Liabilities
Depreciation differences and capitalized
construction costs	3,919	—	3,919	3,947	—	3,947
Regulatory assets	606	—	606	623	—	623
State income taxes	48	—	48	43	—	43
Other	147	15	132	179	18	161
Total	4,720	15	4,705	4,792	18	4,774
Net Deferred Tax (Asset) Liability	$3,202	$(107)	$3,309	$3,309	$(73)	$3,382

At December 31, 2004, US Holdings had approximately $447 million of alternative minimum tax credit carryforwards available to offset future tax payments. These tax credit carryforwards do not have expiration dates. At December 31, 2004, US Holdings had net operating loss (NOL) carryforwards for federal income tax purposes of $33 million that expire as follows: $17 million in 2022, $7 million in 2023 and $9 million in 2024. The NOL carryforwards can be used to offset future taxable income and it is expected that all NOL carryforwards will be utilized prior to their expiration dates. US Holdings utilized $38 million of NOL carryforwards in 2004.

US Holdings’ income tax returns are subject to examination by applicable tax authorities. The IRS is currently examining the returns of TXU Corp. and its subsidiaries for the tax years ended 1993 through 2002. In management’s opinion, an adequate provision has been made for any future taxes that may be owed as a result of any examination.

13. PENSION AND OTHER POSTRETIREMENT BENEFITS PLANS

TXU Energy Holdings and TXU Electric Delivery are participating employers in the TXU Retirement Plan (Retirement Plan), a defined benefit pension plan sponsored by TXU Corp. The Retirement Plan is a qualified pension plan under Section 401(a) of the Internal Revenue Code of 1986, as amended (Code) and is subject to the provisions of ERISA. Employees are eligible to participate in the Retirement Plan upon their completion of one year of service and the attainment of age 21. All benefits are funded by the participating employers. The Retirement Plan provides benefits to participants under one of two formulas: (i) a cash balance formula under which participants earn monthly contribution credits based on their compensation and a combination of their age and years of service, plus monthly interest credits, or (ii) a traditional defined benefit formula based on years of service and the average earnings of the three years of highest earnings. The cash balance interest component of the cash balance plan is variable and is determined using the yield on 30-year Treasury bonds.

All eligible employees hired after January 1, 2001 participate under the cash balance formula. Certain employees who, prior to January 1, 2002, participated under the traditional defined benefit formula, continue their participation under that formula. Under the cash balance formula, future increases in earnings will not apply to prior service costs. It is TXU Corp.’s policy to fund the plans on a current basis to the extent deductible under existing federal tax regulations. Such contributions, when made, are intended to provide not only for benefits attributed to service to date, but also those expected to be earned in the future.

TXU Corp. also has supplemental retirement plans for management employees, the information for which is included in the data below.

Pension cost (benefit) applicable to TXU Energy Holdings and TXU Electric Delivery was $44 million in 2004, $29 million in 2003 and ($4) million in 2002. Cash contributions were $27 million, $17 million and $9 million in 2004, 2003 and 2002, respectively.

TXU Energy Holdings and TXU Electric Delivery also participate with TXU Corp. and certain other affiliated subsidiaries of TXU Corp. to offer certain health care and life insurance benefits to eligible employees and their eligible dependents upon the retirement of such employees. For employees retiring on or after January 1, 2002, the retiree contributions required for such coverage vary based on a formula depending on the retiree’s age and years of service. Postretirement benefits cost other than pensions applicable to US Holdings was $63 million in 2004, $77 million in 2003, and $62 million in 2002. Cash contributions were $40 million, $41 million and $39 million in 2004, 2003 and 2002, respectively.

The pension and other postretirement benefits amounts provided represent allocations of amounts related to TXU Corp.’s plans to TXU Energy Holdings and TXU Electric Delivery.

In addition, TXU Energy Holdings and TXU Electric Delivery employees are eligible to participate in a qualified savings plan, the TXU Thrift Plan (Thrift Plan). This plan is a participant-directed defined contribution profit sharing plan qualified under Section 401(a) of the Code, and is subject to the provisions of ERISA. The Thrift Plan includes an employee stock ownership component. Under the terms of the Thrift Plan, as amended effective in 2002, employees who do not earn more than the IRS threshold compensation limit used to determine highly compensated employees may contribute, through pretax salary deferrals and/or after-tax payroll, deductions, the maximum amount of their regular salary or wages permitted under law. Employees who earn more than such threshold may contribute from 1% to 16% of their regular salary or wages. Employee matching contributions are also made in an amount equal to 100% of the first 6% of employee contributions for employees who are covered under the cash balance formula of the Retirement Plan, and 75% of the first 6% of employee contributions for employees who are covered under the traditional defined benefit formula of the Retirement Plan. Employer matching contributions are invested in TXU Corp. common stock. TXU Energy Holdings’ and TXU Electric Delivery’s contributions to the Thrift Plan, aggregated $20 million in 2004, $21 million in 2003, and $22 million in 2002.

14. FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts and related estimated fair values of US Holdings’ significant financial instruments were as follows:
	December 31, 2004		December 31, 2003
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
On balance sheet liabilities:
Long-term debt (including current maturities) (a)	$7,780	$8,356	$7,453	$8,122
Exchangeable preferred membership interests of subsidiary,
net of discount (b)	511	750	497	1,580
Financial guarantees	—	—	2	1

Off balance sheet liabilities:
Financial guarantees	$—	$8	$—	$13
____________

(a) Excludes capital leases.
(b) Exchanged for preferred membership interests (from subordinated notes) in 2003 and purchased by TXU Corp. in April 2004.
Carrying amount is net of discount. Fair value is assumed to be principal amount on the preferred membership interests.
In accordance with SFAS 133, financial instruments that are derivatives are recorded on the balance sheet at fair value.

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

The carrying amounts for financial assets classified as current assets and the carrying amounts for financial liabilities classified as current liabilities approximate fair value due to the short maturity of such instruments. The fair values of other financial instruments, including the Capgemini put option, for which carrying amounts and fair values have not been presented are not materially different than their related carrying amounts.

15. DERIVATIVE FINANCIAL INSTRUMENTS

For derivative instruments designated as cash flow hedges, US Holdings recognized a net unrealized ineffectiveness loss of $21 million ($14 million after-tax) in 2004, a net gain of $6 million ($4 million after-tax) in 2003 and a net loss of $41 million ($27 million after-tax) in 2002. The ineffectiveness gains and losses related to commodity hedges and were reported as a component of revenues.

The net effect of unrealized mark-to-market ineffectiveness accounting, which includes the above amounts as well as the effect of reversing unrealized gains and losses recorded in previous periods to offset realized gains and losses in the current period, totaled $19 million in net losses in 2004, $36 million in net gains in 2003 and $41 million in net losses in 2002.

The maximum length of time US Holdings hedges its exposure to the variability of future cash flows for forecasted energy-related transactions is approximately four years.

In 2002, US Holdings entered into certain cash flow hedges related to future forecasted interest payments. These hedges were terminated later in 2002, and $133 million ($86 million after-tax) was recorded as a charge to other comprehensive income. These losses are being amortized to earnings over a period of up to thirty years, as the forecasted transactions remain probable of occurring.

Cash flow hedge amounts reported in accumulated other comprehensive income will be recognized in earnings as the related forecasted transactions are settled or are deemed to be no longer probable of occurring. No amounts were reclassified into earnings in 2004, 2003, or 2002 as a result of the discontinuance of cash flow hedges because of the probability a hedged forecasted transaction would not occur.

As of December 31, 2004, US Holdings expects that $109 million ($71 million after-tax) in accumulated other comprehensive loss will be recognized in earnings over the next twelve months. This amount primarily represents amortization of dedesignated hedge losses as the related hedged transactions are settled. The following table summarized balances currently recognized in accumulated other comprehensive income:

	Accumulated
	Other Comprehensive Loss
	at December 31, 2004
	Treasury	Commodity
	Related	Related	Total

Dedesignated hedges (amounts fixed)	$72	$90	$162
Hedges subject to market price fluctuations	—	4	4
Total	$72	$94	$166

16. RATES AND REGULATION

Restructuring Legislation

As a result of the 1999 Restructuring Legislation, on January 1, 2002, TXU Corp. disaggregated (unbundled) its Texas electric utility business into a power generation company, a retail electric provider and an electricity transmission and distribution (delivery) utility. Unbundled electricity delivery utilities within ERCOT, such as TXU Electric Delivery, remain regulated by the Public Utility Commission of Texas (the Commission).

Effective January 1, 2002, REPs affiliated with electricity delivery utilities were required to charge price-to-beat rates, established by the Commission, to residential and small business customers located in their historical service territories. TXU Energy Holdings, whose REP is affiliated with an electricity delivery utility, was required to charge the price-to-beat rate, adjusted for fuel factor changes, to such classes of customers until the earlier of January 1, 2005 or the date on which 40% of the electricity consumed by customers in that class is supplied by competing REPs. Currently, TXU Energy Holdings may offer rates different from the price-to-beat rate to customers in that class, but it must also continue to make the price-to-beat rate available for residential and small business customers until January 1, 2007. In December 2003, the Commission found that TXU Energy Holdings had met the 40% requirement to be allowed to offer alternatives to the price-to-beat rate for small business customers in its historical service territory.

Under amended Commission rules, effective in April 2003, affiliated REPs of utilities are allowed to petition the Commission twice a year for a change in the fuel factor component of their price-to-beat rates if the average price of natural gas futures increases or decreases more than 5% (10% if the petition is filed after November 15 of any year) from the level used to set the existing price-to-beat fuel factor rate. TXU Energy Holdings implemented two price-to-beat increases in both 2003 and 2004.

Also, effective January 1, 2002, power generation companies affiliated with electricity delivery utilities may charge unregulated prices in connection with ERCOT wholesale power transactions. Estimated costs associated with TXU Energy Holdings’ nuclear power plant decommissioning obligations continue to be recovered by TXU Electric Delivery as an electricity distribution fee surcharge over the life of the plant.

Regulatory Settlement Plan

On December 31, 2001, US Holdings filed a Settlement Plan with the Commission. It resolved all major pending issues related to US Holdings’ transition to competition pursuant to the 1999 Restructuring Legislation. The Settlement Plan, which became final and nonappealable in January 2003, does not remove regulatory oversight of TXU Electric Delivery’s business nor does it eliminate TXU Energy Holdings’ price-to-beat rates and related fuel adjustments.

The major elements of the Settlement Plan are:

Excess Mitigation Credit  — Over the two-year period ended December 31, 2003, TXU Electric Delivery implemented a stranded cost excess mitigation credit in the amount of $389 million (originally estimated to be $350 million), plus $26 million in interest, applied as a reduction to distribution fees charged to all REPs, including TXU Energy Holdings. The credit was funded through payments on a note receivable from TXU Energy Holdings.

Regulatory Asset Securitization — US Holdings received a financing order authorizing the issuance of securitization (transition) bonds in the aggregate principal amount of up to $1.3 billion to recover regulatory asset stranded costs and other qualified costs. Accordingly, TXU Electric Delivery Transition Bond Company LLC, a bankruptcy remote financing subsidiary of TXU Electric Delivery, issued an initial $500 million of securitization bonds in 2003 and the remaining $790 million in the first half of 2004. The principal and interest on the bonds are recoverable through revenues as a transition charge to all REPs, including TXU Energy Holdings. There is no remaining issuance authorization under the financing order.

Retail Clawback Credit — The Settlement Plan provides that a retail clawback credit will be implemented unless 40% of the electricity consumed by residential and small business customers in a REP’s historical service territory is supplied by competing REPs after the first two years of competition. This threshold was reached for small business customers, as discussed above, but not for residential customers. The amount of the credit is equal to the number of residential customers retained by TXU Energy Holdings in the historical service territory as of January 1, 2004, less the number of new customers TXU Energy Holdings had added outside of the historical service territory as of January 1, 2004, multiplied by $90. The credit, which is being funded by TXU Energy Holdings, is being applied to delivery fees charged by TXU Electric Delivery to REPs, including TXU Energy Holdings, over a two-year period beginning January 1, 2004. In 2002, TXU Energy Holdings recorded a charge to cost of energy sold of $185 million ($120 million after-tax) to accrue an estimated retail clawback liability. In 2003, TXU Energy Holdings reduced the liability to $173 million, with an offsetting credit to earnings of $12 million ($8 million after-tax) to reflect the calculation of the estimated liability applicable only to residential customers in accordance with the Settlement Plan. In 2004, TXU Energy Holdings further reduced the estimated liability by $12 million ($8 million after-tax) to reflect revised estimates of customer counts, with an offsetting credit to earnings. As of December 31, 2004, the balance of the retail clawback liability accrual was $82 million. As the amount of the credit is based on numbers of customers over the related two-year period, the liability is subject to further adjustments.

Stranded Costs and Fuel Cost Recovery — TXU Energy Holdings’ stranded costs, not including regulatory assets, are fixed at zero. US Holdings will not seek to recover its unrecovered fuel costs which existed at December 31, 2001. Also, it will not conduct a final fuel cost reconciliation, which would have covered the period from July 1998 until the beginning of competition in January 2002.

See Note 5 for a discussion of extraordinary items recorded in 2004 and 2002 in connection with the Settlement Plan.

Summary — Although US Holdings cannot predict future regulatory or legislative actions or any changes in economic and securities market conditions, no changes are expected in trends or commitments, other than those discussed in this report, which might significantly alter its basic financial position, results of operations or cash flows.

17. COMMITMENTS AND CONTINGENCIES

Clean Air Act — The federal Clean Air Act, as amended (Clean Air Act) includes provisions which, among other things, place limits on SO2 and NOx emissions produced by electricity generation plants. TXU Energy Holdings’ capital requirements have not been significantly affected by the requirements of the Clean Air Act. In addition, all permits required for the air pollution control provisions of the 1999 Restructuring Legislation have been applied for and TXU Energy Holdings has initiated a construction program to install control equipment to achieve the required reductions.

Power Purchase Contracts — Certain contracts to purchase electricity provide for capacity payments to ensure availability and provide for adjustments based on the actual power taken under the contracts. Capacity payments under these contracts totaled $230 million in both 2004 and 2003 and $296 million in 2002.

Expected future capacity payments under existing agreements are estimated as follows:

2005	$108
2006	56
2007	18
2008	─
2009	─
Thereafter	─
Total capacity payments	$182

At December 31, 2004, US Holdings had commitments for pipeline transportation and storage reservation fees as follows:

2005	$74
2006	45
2007	44
2008	41
2009	43
Thereafter	107
Total pipeline transportation and storage reservation fees	$354

On the basis of US Holdings’ current expectations of demand from its electricity customers as compared with its capacity and take-or-pay payments, management does not consider it likely that any material payments will become due for electricity not taken beyond capacity payments.

Coal Contracts — US Holdings has commitments under coal purchase agreements and coal transportation agreements as follows:

2005	$96
2006	109
2007	95
2008	98
2009	102
Thereafter	─
Total	$500

Leases — TXU Energy Holdings and TXU Electric Delivery have entered into operating leases covering various facilities and properties including generation plant facilities, combustion turbines, transportation equipment, mining equipment, data processing equipment and office space. Certain of these leases contain renewal and purchase options and residual value guarantees. Lease costs charged to operating expense totaled $147 million, $143 million and $152 million for 2004, 2003 and 2002, respectively.

As of December 31, 2004, future minimum lease payments under both capital leases and operating leases (with initial or remaining noncancelable lease terms in excess of one year) were as follows:

	Capital	Operating
Year	Lease	Lease
2005	$2	$77
2006	2	77
2007	2	80
2008	2	76
2009	1	73
Thereafter	2	408
Total future minimum lease payments	11	$791
Less amounts representing interest	2
Present value of future minimum lease payments	9
Less current portion	1
Long-term capital lease obligations	$8

Guarantees — US Holdings has entered into contracts that contain guarantees to outside parties that could require performance or payment under certain conditions. These guarantees have been grouped based on similar characteristics and are described in detail below.

Project development guarantees — In 1990, US Holdings repurchased an electric co-op’s minority ownership interest in the Comanche Peak nuclear generation plant and assumed the co-op’s indebtedness to the US government for the facilities. US Holdings is making principal and interest payments to the co-op in an amount sufficient for the co-op to make payments on its indebtedness. US Holdings guaranteed the co-op’s payments, and in the event that the co-op fails to make its payments on the indebtedness, the US government would assume the co-op’s rights under the agreement, and such payments would then be owed directly by US Holdings. At December 31, 2004, the balance of the indebtedness was $131 million with maturities of principal and interest extending to December 2021. The indebtedness is secured by a lien on the purchased facilities.

Residual value guarantees in operating leases — US Holdings is the lessee under various operating leases that obligate it to guarantee the residual values of the leased facilities. Accounting rules require the recording of a liability for all guarantees entered into subsequent to December 31, 2002. At December 31, 2004, the aggregate maximum amount of residual values guaranteed was approximately $192 million with an estimated residual recovery of approximately $129 million. The substantial majority of the maximum guarantee amount relates to leases entered into prior to December 31, 2002. The average life of the lease portfolio is approximately six years.

Debt obligations of the parent — TXU Energy Holdings has provided a guarantee of the obligations under TXU Corp.’s financing lease (approximately $120 million at December 31, 2004) for its headquarters building.

Letters of credit — TXU Energy Holdings has entered into various agreements that require letters of credit for financial assurance purposes. Approximately $383 million of letters of credit were outstanding at December 31, 2004 to support existing floating rate pollution control revenue bond debt of approximately $375 million. The letters of credit are available to fund the payment of such debt obligations. These letters of credit have expiration dates in 2008.

TXU Energy Holdings has outstanding letters of credit in the amount of $9 million for miscellaneous credit support requirements. Although the average life of the letters of credit is approximately one year, the obligation to provide guarantees is ongoing.

TXU Energy Holdings has outstanding letters of credit in the amount of $99 million to support hedging and risk management margin requirements in the normal course of business. As of December 31, 2004, approximately 27% of the obligations supported by these letters of credit mature within one year, and substantially all of the remainder mature in the next three years.

Surety bonds — US Holdings has outstanding surety bonds of approximately $30 million to support performance under various subsidiary contracts and legal obligations in the normal course of business. The term of the surety bond obligations is approximately one year.

Other — US Holdings has entered into contracts with public agencies to purchase cooling water for use in the generation of electric energy and has agreed, in effect, to guarantee the principal, $6 million at December 31, 2004, and interest on bonds issued by the agencies to finance the reservoirs from which the water is supplied. The bonds mature in 2011 and have an interest rate of 5.50%. US Holdings is required to make periodic payments equal to such principal and interest, including amounts assumed by a third party and reimbursed to US Holdings. In addition, US Holdings is obligated to pay certain variable costs of operating and maintaining the reservoirs. US Holdings has assigned to a municipality all its contract rights and obligations in connection with $1 million remaining principal amount of bonds at December 31, 2004, issued for similar purposes, which had previously been guaranteed by US Holdings. US Holdings is, however, contingently liable in the event of default by the municipality.

Labor Contracts — Approximately 1,750 TXU Energy Holdings employees and 175 TXU Electric Delivery employees are represented by labor unions and covered by collective bargaining agreements with varying expiration dates. These agreements generally cover two to three year periods; however, as is normal practice in the industry, wages and benefits are established annually. Negotiations are currently underway with respect to the collective bargaining agreement covering employees at the Comanche Peak plant and discussions are expected to begin in the fall of 2005 regarding the agreements with employees in TXU Energy Holdings’ other power production and mining operations. The TXU Electric Delivery bargaining agreement will expire in 2007 and wages and benefits will be negotiated in the fall of 2005. Management does not anticipate that any changes in collective bargaining agreements will have a material affect on TXU Corp.’s financial position, results of operations or cash flows; however, TXU Corp. is unable to predict the ultimate outcome of these labor negotiations.

Nuclear Insurance — With regard to liability coverage, the Price-Anderson Act (Act) provides financial protection for the public in the event of a significant nuclear power plant incident. The Act sets the statutory limit of public liability for a single nuclear incident at $10.8 billion currently and requires nuclear power plant operators to provide financial protection for this amount. The Act is being considered by the United States Congress for modification and extension. The terms of a modification, if any, are not presently known and therefore TXU Corp. is unable, at this time, to determine any impact it may have on nuclear liability coverage. As required, TXU Corp. provides this financial protection for a nuclear incident at Comanche Peak resulting in public bodily injury and property damage through a combination of private insurance and industry-wide retrospective payment plans. As the first layer of financial protection, TXU Corp. has $300 million of liability insurance from American Nuclear Insurers (ANI), which provides such insurance on behalf of a major stock insurance company pool, Nuclear Energy Liability Insurance Association. The second layer of financial protection is provided under an industry-wide retrospective payment program called Secondary Financial Protection (SFP).

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

With respect to nuclear decontamination and property damage insurance, NRC regulations require that nuclear plant license-holders maintain not less than $1.1 billion of such insurance and require the proceeds thereof to be used to place a plant in a safe and stable condition, to decontaminate it pursuant to a plan submitted to and approved by the NRC before the proceeds can be used for plant repair or restoration or to provide for premature decommissioning. TXU Corp. maintains nuclear decontamination and property damage insurance for Comanche Peak in the amount of $3.4 billion, above which TXU Corp. is self-insured. The primary layer of coverage of $500 million is provided by Nuclear Electric Insurance Limited (NEIL), a nuclear electric utility industry mutual insurance company. The remaining coverage includes premature decommissioning coverage provided by NEIL in the amount of $2.25 billion and $661 million from other insurance markets and foreign nuclear insurance pools. TXU Corp. is subject to a maximum annual assessment from NEIL of $31.5 million.

TXU Corp. maintains Accidental Outage Insurance through NEIL to cover the additional costs of obtaining replacement power from another source if one or both of the units at Comanche Peak are out of service for more than twelve weeks as a result of covered direct physical damage. The coverage provides for weekly payments of $3.5 million for the first fifty-two weeks and $2.8 million for the next 110 weeks for each outage, respectively, after the initial twelve-week period. The total maximum coverage is $490 million per unit. The coverage amounts applicable to each unit will be reduced to 80% if both units are out of service at the same time as a result of the same accident. Under this coverage, TXU Corp. is subject to a maximum annual assessment of $8.8 million.

There have been some revisions made to the nuclear property and nuclear liability insurance policies regarding the maximum recoveries available for multiple terrorism occurrences. Under the NEIL policies, if there were multiple terrorism losses occurring within a one-year time frame, NEIL would make available one industry aggregate limit of $3.24 billion plus any amounts it recovers from other sources up to the limits for each claimant. If terrorism losses occurred beyond the one-year period, a new set of limits and resources would apply. Under the ANI liability policy, the liability arising out of terrorist acts will be subject to one industry aggregate limit of $300 million that could be reinstated at ANI’s option depending on prevailing risk circumstances and the balance in the Industry Credit Rating Plan reserve fund. Under the US Terrorism Risk Insurance Act of 2002, the US government provides reinsurance with respect to acts of terrorism in the US for losses caused by an individual or individuals acting on behalf of foreign parties. In such circumstances, the NEIL and ANI terrorism aggregates would not apply.

Nuclear Decommissioning — Through December 31, 2001, decommissioning costs were recovered from consumers based upon a 1992 site-specific study through rates placed in effect under US Holdings’ January 1993 rate increase request. Effective January 1, 2002, decommissioning costs are recovered through a tariff charged to REPs by TXU Electric Delivery based upon a 1997 site-specific study, adjusted for trust fund assets, as a component of delivery fees effective under TXU Corp.’s 2001 Unbundled Cost of Service filing. Amounts recovered through regulated rates are deposited in external trust funds (see Note 6 under Investments). An updated decommissioning study is in the process of being completed. It is anticipated that no material change in the decommissioning funding will be required.

See Note 3 for a discussion of the impact of SFAS 143 on accounting for nuclear decommissioning costs.

Legal Proceedings — On February 18, 2005, a lawsuit was filed by Utility Choice, L.P. and Cirro Group, Inc. in the United States District Court for the Southern District of Texas, Houston Division, against TXU Corp. and certain of its subsidiaries, as well as various other wholesale market participants doing business in ERCOT, claiming generally that defendants engaged in a variety of anticompetitive conduct, including market manipulation in violation of antitrust and other laws. TXU Corp. believes that claims against it and its subsidiary companies are without merit, and TXU Corp. and its subsidiaries intend to vigorously defend the lawsuit. TXU Corp. is, however, unable to estimate any possible loss or predict the outcome of this action.

Between October 19 and December 30, 2004, ten lawsuits were filed by purported customers in various California superior courts against TXU Corp., TXU Energy Trading Co. and TXU Energy Services and other marketers, traders, transporters and sellers of natural gas. Plaintiffs allege that beginning at least by the summer of 2000, defendants manipulated and fixed at artificially high levels natural gas prices in California in violation of the Cartwright Act and other California state laws. These lawsuits have been coordinated in the San Diego Superior Court with numerous other natural gas actions as "In re Natural Gas Anti-Trust Cases I, II, III, IV and V." TXU Corp. believes the claims against TXU Corp. and its subsidiaries are without merit, and intends to vigorously defend the lawsuits. TXU Corp. is, however, unable to estimate any possible loss or predict the outcome of these actions.

On July 7, 2003, a lawsuit was filed by Texas Commercial Energy (TCE) in the United States District Court for the Southern District of Texas, Corpus Christi Division, against TXU Energy Holdings and certain of its subsidiaries, as well as various other wholesale market participants doing business in ERCOT, claiming generally that defendants engaged in market manipulation, in violation of antitrust and other laws, primarily during the period of extreme weather conditions in late February 2003. An amended complaint was filed in February 2004 that joined additional, unaffiliated defendants. Three retail electric providers filed motions for leave to intervene in the action alleging claims substantially identical to TCE’s. In addition, approximately 25 purported former customers of TCE filed a motion to intervene in the action alleging claims substantially identical to TCE’s, both on their own behalf and on behalf of a putative class of all former customers of TCE. An order granting TXU Energy Holdings’ Motion to Dismiss based on the filed rate doctrine was entered on June 24, 2004. TCE has appealed the dismissal; however, US Holdings believes the dismissal of the antitrust claims was proper and that it has not committed any violation of the antitrust laws. The appeal remains pending before the Fifth Circuit Court of Appeals. Further, the Commission’s investigation of the market conditions in late February 2003 has not resulted in any finding adverse to US Holdings. Accordingly, US Holdings believes that TCE’s and the intervenors’ claims are without merit, and intends to vigorously defend the lawsuit on appeal. US Holdings is, however, unable to estimate any possible loss or predict the outcome of this action.

On April 28, 2003, a lawsuit was filed by a former employee of TXU Portfolio Management in the United States District Court for the Northern District of Texas, Dallas Division, against TXU Corp., TXU Energy Holdings and TXU Portfolio Management. The case is set for trial on June 6, 2005 and discovery in the case is substantially complete. In the case, the plaintiff asserts claims under Section 806 of Sarbanes-Oxley arising from the termination of plaintiff’s employment and claims for breach of contract relating to payment of certain bonuses. Plaintiff seeks back pay, payment of bonuses and alternatively, reinstatement or future compensation, including bonuses. US Holdings believes the plaintiff’s claims are without merit. The plaintiff was terminated as the result of a reduction in force, not as a reaction to any concerns the plaintiff had expressed, and plaintiff was not in a position to evaluate TXU Corp.’s financial statements or assess the adequacy of TXU Corp.’s financial disclosures. Thus, US Holdings does not believe that there is any merit to the plaintiff’s claims under Sarbanes-Oxley. TXU Corp. disputes the plaintiff’s claims and intends to vigorously defend the litigation. US Holdings is, however, unable to estimate any possible loss or predict the outcome of this action.

On March 10, 2003, a lawsuit was filed by Kimberly P. Killebrew in the United States District Court for the Eastern District of Texas, Lufkin Division, against TXU Corp. and TXU Portfolio Management, asserting generally that defendants engaged in manipulation of the wholesale electric market, in violation of antitrust and other laws. This case was transferred to the Beaumont Division of the Eastern District of Texas and on March 24, 2004 was transferred to the Northern District of Texas, Dallas Division. This action is brought by an individual, alleging to be a retail consumer of electricity, on behalf of herself and as a proposed representative of a putative class of retail purchasers of electricity that are similarly situated. Defendants have filed a motion to dismiss the lawsuit which is pending before the court; however, as a result of the dismissal of the antitrust claims in the litigation described above brought by TCE, the parties have agreed to stay this litigation until the appeal in the TCE case has been decided. US Holdings believes that the plaintiff lacks standing to assert any antitrust claims and that defendants have not violated antitrust laws or other laws as claimed by plaintiff. Therefore, US Holdings believes that plaintiff’s claims are without merit and plans to vigorously defend the lawsuit. US Holdings is however, unable to estimate any possible loss or predict the outcome of this action.

On March 18, 2005, TXU Corp. received a subpoena from the SEC. The subpoena requires TXU Corp. to produce documents and other information for the period from January 1, 2001 to March 31, 2003 relating to, among other things, the financial distress at TXU Europe during 2002 and the resulting financial condition of TXU Corp., TXU Corp.’s reduction of its quarterly dividend in October 2002, and the following two previously disclosed claims against TXU Corp. and certain other persons named in such claims: (i) a lawsuit brought in April 2003 by a former employee of TXU Portfolio Management, William J. Murray (Murray Litigation) and (ii) various consolidated lawsuits brought by various shareholders of TXU Corp. during late 2002 and January 2003 (Shareholders’ Litigation). The documents accompanying the subpoena state that (i) the SEC is conducting a fact-finding inquiry for purposes of allowing it to determine whether there have been any violations of the federal securities laws and (ii) the request does not mean the SEC has concluded that TXU Corp. or any other person has violated the law.

Although TXU Corp. cannot predict the outcome of the SEC inquiry, as previously disclosed, TXU Corp. does not believe that there is any merit to the claims made in the Murray Litigation and it intends to vigorously defend such litigation. In addition, TXU Corp. has executed a memorandum of understanding regarding the settlement of the Shareholders’ Litigation. TXU Corp. expects to execute a final agreement containing the terms of such settlement during the second quarter of 2005.

TXU Corp. intends to cooperate with the SEC and is in the process of responding to the subpoena.

General — In addition to the above, US Holdings is involved in various other legal and administrative proceedings in the normal course of business the ultimate resolution of which, in the opinion of management, should not have a material effect upon its financial position, results of operations or cash flows.

18. SEGMENT INFORMATION

US Holdings has two reportable business segments: TXU Energy Holdings and TXU Electric Delivery. The segments are managed separately because they are strategic business units that offer different products or services and involve different risks.

TXU Energy Holdings- consists of operations, principally in the competitive Texas market, involving power production (electricity generation) and retail and wholesale energy. The chief executive officer of TXU Corp. manages these operations as an integrated business, principally because of natural gas price and other risks associated with balancing owned generation supply with sales demand.

TXU Electric Delivery  - consists of regulated operations involving the transmission and distribution of electricity in Texas.

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

No customer provided more than 10% of consolidated revenues.

	TXU Energy	TXU Electric
	Holdings	Delivery	Other	Eliminations	Consolidated
Operating Revenues
2004	8,495	2,226	5	(1,432)	9,294
2003	7,986	2,087	—	(1,500)	8,573
2002	7,678	1,994	—	(1,592)	8,080
Regulated Revenues - Included in Operating Revenues
2004	—	2,226	—	(1,420)	806
2003	—	2,087	—	(1,488)	599
2002	—	1,994	—	(1,582)	412
Affiliated Revenues - Included in Operating Revenues
2004	10	1,420	2	(1,432)	—
2003	11	1,489	—	(1,500)	—
2002	6	1,586	—	(1,592)	—
Depreciation and Amortization
2004	350	389	—	—	739
2003	407	297	—	—	704
2002	450	264	—	—	714
Equity in Earnings (Losses) of
Subsidiaries -
Unconsolidated Subsidiaries
2004	(5)	(2)	—	—	(7)
2003	(1)	—	—	—	(1)
2002	(2)	—	—	—	(2)
Interest Income
2004	31	56	36	(85)	38
2003	8	52	20	(61)	19
2002	10	49	44	(97)	6
Interest Expense and Related Charges
2004	353	280	47	(85)	595
2003	323	300	43	(61)	605
2002	215	265	57	(97)	440
Income Tax Expense (Benefit)
2004	162	116	4	—	282
2003	231	126	(9)	—	348
2002	117	117	(11)	1	224
Income from continuing operations before
extraordinary items and cumulative effect of
changes in accounting principles
2004	408	255	9	—	672
2003	497	258	(19)	—	736
2002	322	245	(20)	—	547
Investment in Equity Investees
2004	31	11	—	—	42
2003	1	—	—	—	1
2002	3	—	—	—	3
Total Assets
2004	14,515	9,493	1,357	(1,402)	23,963*
2003	14,148	9,316	593	(987)	23,070*
2002	15,789	9,015	967	(894)	24,877*
Capital Expenditures
2004	281	600	—	—	881
2003	163	543	—	—	706
2002	284	513	—	—	797

* Assets by segment exclude investments in affiliates.

19.     SUPPLEMENTARY FINANCIAL INFORMATION

Regulated Versus Unregulated Operations —

	Year Ended December 31,
	2004	2003	2002
Operating revenues
Regulated	$2,226	$2,087	$1,994
Unregulated	8,500	7,986	7,678
Intercompany sales eliminations - regulated	(1,420)	(1,488)	(1,582)
Intercompany sales eliminations - unregulated	(12)	(12)	(10)
Total operating revenues	9,294	8,573	8,080
Costs and operating expenses
Cost of energy sold and delivery fees - unregulated*	3,836	3,620	3,181
Operating costs - regulated	730	709	676
Operating costs - unregulated	703	682	696
Depreciation and amortization- regulated	389	297	264
Depreciation and amortization- unregulated	350	407	450
Selling, general and administrative expenses - regulated	219	207	213
Selling, general and administrative expenses - unregulated	667	637	773
Franchise and revenue-based taxes - regulated	248	250	272
Franchise and revenue-based taxes - unregulated	118	125	138
Other income	(142)	(52)	(38)
Other deductions	665	21	250
Interest income	(38)	(19)	(6)
Interest expense and other charges	595	605	440
Total costs and expenses	8,340	7,489	7,309
Income from continuing operations before income taxes,
extraordinary (gain) / loss and cumulative effect of changes
in accounting principles	$954	$1,084	$771

_______________
*Includes unregulated cost of fuel consumed of $971 million in 2004, $1,467 million in 2003 and $1,325 million 2002. The balance represents energy purchased for resale and delivery fees.

The operations of the TXU Energy Holdings segment are included above as unregulated, as the Texas market is now open to competition. However, retail pricing to residential customers in the historical service territory continues to be subject to certain price controls as discussed in Note 16.

Other Income and Deductions —

	Year Ended December 31,
	2004	2003	2002

Other income:
Net gain on sale of properties and businesses	$135	$45	$32
Equity portion of allowance for funds used during construction	4	4	3
Other	3	3	3
Total other income	$142	$52	$38

Other deductions:
Asset write-down and lease termination charges	$375	$2	$237
Employee severance charges	127	─	─
Power purchase contract settlement	101	─	─
Rate case settlement	21	─	─
Capgemini transition costs	14	─	─
Equity losses of unconsolidated entities	7	─	─
Expenses related to cancelled construction projects	6	6	7
Debt extinguishment losses	1	3	─
Premium on redemption of preferred stock	─	3	─
Loss on sale of properties	─	─	2
Transaction-related fees	2	─	─
Other	11	7	4
Total interest expense and related charges	$665	$21	$250
Severance Liability Related to Restructuring Activities —
	TXU Electric Delivery		TXU Energy Holdings	Total
Liability for severance costs as of December 31, 2003	$	─	$2	$2
Additions to liability		14	81	95
Payments charged against liability		(2)	(37)	(39)
Other adjustments to the liability		─	(4)	(4)
Liability for severance costs as of December 31, 2004		$12	$42	$54

The above table excludes severance capitalized as a regulatory asset, included in discontinued operations and allocations from TXU Corp.

Interest Expense and Related Charges —
	Year Ended December 31,
	2004	2003	2002

Interest (a)	$504	$551	$434
Distributions on preferred membership interests (b)	68	34	─
Amortization of debt discounts and issuance costs	35	31	17
Capitalized interest, including debt portion of allowance for borrowed
funds used during construction	(12)	(11)	(11)
Total interest expense and related charges	$595	$605	$440

(a) Included in interest for the period ended December 31, 2003 is $34 million related to the exchangeable subordinated notes that were exchanged for preferred membership interest in July 2003.

(b) In April 2004, TXU Corp. purchased from the holders TXU Energy Holdings’ preferred membership interest, and subsequent to this purchase, TXU Energy Holdings has paid distributions on  the preferred membership interests to TXU Corp.

FIN 46 and SFAS 150 have affected the balance sheet presentation of mandatorily redeemable securities. However, there has been no effect on the presentation of related interest charges on the income statement.

Regulatory Assets and Liabilities —
	December 31,
	2004	2003
Regulatory Assets
Generation-related regulatory assets securitized by transition bonds	$1,607	$1,654
Securities reacquisition costs	125	121
Recoverable deferred income taxes — net	109	96
Other regulatory assets	153	95
Total regulatory assets	1,994	1,966

Regulatory Liabilities
Investment tax credit and protected excess deferred taxes	79	88
Over-collection of transition bond (securitization) revenues	23	6
Other regulatory liabilities	1	—
Total regulatory liabilities	103	94

Net regulatory assets	$1,891	$1,872

Included in net regulatory assets are assets of $121 million at both December 31, 2004 and 2003 that are earning a return. The regulatory assets, other than those subject to securitization, have a remaining recovery period of 15 to 46 years.

Included in other regulatory assets as of December 31, 2004 was $30 million related to nuclear decommissioning liabilities.

Restricted Cash —
	Balance Sheet Classification at December 31, 2004
	Current Assets	Investments

Customer collections related to securitization bonds used only to
service debt and pay expenses	$43	$—
Payment of fees associated with securitization bonds	—	10
Reserve for shortfalls of transition charges	—	3
Demolition and relocation work to be performed by US Holdings
related to the sale of land	6	15

Total	$49	$28

Affiliate Transactions — The following represent significant affiliate transactions of US Holdings:

•
The average daily balance of short-term advances to affiliates during the year ended December 31, 2004 was $900 million and the average daily balance of short-term advances from affiliates during the years ended December 31, 2003 and 2002 were $658 million and $821 million, respectively. Interest income earned on the advances for the year ended December 31, 2004 was $26 million and the interest expense incurred on the advances for the years ended December 31, 2003 and 2002 were $18 million and $23 million, respectively. The weighted average interest rate was 2.9%, 2.8% and 2.6% for the years ended December 31, 2004, 2003 and 2002, respectively.

•
TXU Corp. charges US Holdings for certain financial, accounting, information technology, environmental, procurement and personnel services and other administrative services at cost. For the years ended December 31, 2004, 2003 and 2002, these costs totaled $286 million, $331 million and $428 million, respectively, and are primarily included in SG&A expenses. Effective July 1, 2004, under the ten year service agreement with Capgemini, several of the functions previously performed by TXU Corp. are now provided by Capgemini. (see Note 1 for further discussion).

•
US Holdings charged TXU Gas for meter reading and certain customer and administrative support services. For the years ended December 31, 2004, 2003, and 2002, these charges totaled $29 million, $56 million and $57 million, respectively, and are largely reported as a reduction in operation and maintenance expenses. On October 1, 2004, TXU Gas and Atmos Energy Corporation completed a merger by division in which Atmos Energy Corporation acquired TXU Gas’ operations. US Holdings will continue to provide meter reading services and shared facility services to Atmos Energy Corporation under a transition service agreement, but customer and administrative support services are now provided by Capgemini.

•
In April 2004, TXU Corp. purchased from holders TXU Energy Holdings’ exchangeable preferred membership interest, and as a result TXU Energy Holdings has paid distributions to TXU Corp. on these securities, which remain outstanding, since the purchase. Interest expense and related charges associated with these securities, including amortization of the related discount, totaled $57 million for the year ended December 31, 2004 since the date of TXU Corp.’s purchase of the securities.

Accounts Receivable — At December 31, 2004 and 2003, accounts receivable of $1.2 billion and $1.0 billion are stated net of allowance for uncollectible accounts of $16 million and $53 million, respectively. During 2004, bad debt expense was $90 million, account write-offs were $121 million and other activity decreased the allowance for uncollectible accounts by $6 million. During 2003, bad debt expense was $119 million, account write-offs were $125 million and other activity decreased the allowance for uncollectible accounts by $13 million. Allowances related to receivables sold are reported in current liabilities and totaled $47 million and $40 million at December 31, 2004 and 2003, respectively.

Accounts receivable included $422 million and $411 million of unbilled revenues at December 31, 2003 and 2002, respectively.

Intangible Assets — SFAS 142 became effective on January 1, 2002. SFAS 142 requires, among other things, the allocation of goodwill to reporting units based upon current fair value of the reporting units, and the discontinuance of goodwill amortization. SFAS 142 also requires the following disclosure regarding intangible assets (other than goodwill) that are amortized or not amortized:

	As of December 31, 2004			As of December 31, 2003
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net

Intangible assets subject to amortization
(included in property, plant and equipment):
Capitalized software	$61	$28	$33	$400	$184	$216
Land easements	173	61	112	176	66	110
Mineral rights and other	31	23	8	31	22	9
Total	265	112	153	607	$272	$335

Aggregate amortization expense for intangible assets for the years ended December 31, 2004, 2003 and 2002 was $31 million, $55 million and $53 million, respectively. At December 31, 2004, the weighted average useful lives of capitalized software, land easements and mineral rights noted above were 9 years, 69 years and 40 years, respectively. Estimated amounts for the next five years are as follows:

Amortization
Year	Expense

2005	$7
2006	7
2007	7
2008	6
2009	4

Changes in the carrying amount of goodwill (net of accumulated depreciation) for the year ended December 31, 2004, are as follows:

	TXU
	Energy	TXU Electric
	Holdings	Delivery	Total

Balance at December 31, 2003	$533	$25	$558
Disposal of TXU Fuel	(16)	─	(16)
Balance at December 31, 2004	$517	$25	$542

US Holdings evaluates goodwill for impairment at least annually (as of October 1) in accordance with SFAS 142. The impairment tests performed are based on discounted cash flow analyses. No goodwill impairment has been recognized for consolidated reporting units reflected in results from continuing operations.

Commodity Contract Assets and Liabilities — At December 31, 2004 and 2003, current and noncurrent commodity contract assets totaling $861 million and $657 million, respectively are stated net of applicable credit (collection) and performance reserves totaling $15 million and $18 million, respectively. Performance reserves are provided for direct, incremental costs to settle the contracts. Current and non-current contract liabilities totaled $838 million and $549 million at December 31, 2004 and 2003, respectively.

Inventories by Major Category —
	December 31,
	2004	2003
Materials and supplies	$166	$254
Fuel stock	79	79
Gas stored underground	72	83
Total inventories	$317	$416

Inventories are carried at average cost and at December 31, 2003, reflect a $22 million reduction as a result of the rescission of EITF 98-10 as discussed in Note 3.

Property, Plant and Equipment —
	December 31,
	2004	2003
In service
Generation	$15,590	$15,861
Transmission	2,544	2,349
Distribution	6,945	6,676
Other assets	840	1,194
Total	25,919	26,080
Less accumulated depreciation	9,929	9,935
Net of accumulated depreciation	15,990	16,145
Construction work in progress	397	379
Nuclear fuel (net of accumulated amortization of: 2004 — $998 and 2003 — $934)	118	131
Held for future use	24	22
Net property, plant and equipment	$16,529	$16,677

Assets related to capitalized leases included above totaled $8 million at December 31, 2004 and $9 million at December 31, 2003, net of accumulated depreciation.

As of December 31, 2004, substantially all of TXU Electric Delivery’s electric utility property, plant and equipment (with a net book value of $6.6 billion) is pledged as collateral on TXU Electric Delivery’s first mortgage bonds and senior secured notes.

Supplemental Cash Flow Information —
	Year Ended December 31,
	2004	2003	2002
Cash payments related to continuing operations:
Interest	$586	$523	$401
Income taxes	$230	$114	$127
Cash payments related to discontinued operations:
Income taxes	$(7)	$(14)	$—
Noncash investing and financing activities:
Discount related to exchangeable subordinated preferred membership
interests recorded to paid-in-capital	$—	$—	$266

See Note 3 for the affects of adopting SFAS 143, which were noncash in nature.

See Note 8 for discussion for the 2003 exchange of TXU Energy Holdings subordinated notes for preferred membership interests, which was noncash in nature.

Quarterly Information (unaudited) — The results of operations by quarter are summarized below.

In the opinion of US Holdings, all other adjustments (consisting of normal recurring accruals) necessary for a fair statement of such amounts have been made. Quarterly results are not necessarily indicative of a full year’s operations because of seasonal and other factors.

	Quarter Ended
	March 31	June 30	Sept. 30	Dec. 31
2004:
Operating revenues	$2,128	$2,297	$2,746	$2,123
Income from continuing operations before extraordinary gain and
cumulative effect of change in accounting principle	$176	$32	$423	$41
Discontinued operations, net of tax effect	$(3)	$(27)	$(3)	$(1)
Extraordinary gain, net of tax effect	$—	$16	$—	$—
Cumulative effect of change in accounting principles, net of tax benefit	$—	$—	$—	$6
Net income	$173	$21	$420	$46
Net income available for common stock	$173	$21	$420	$44

2003:
Operating revenues	$1,916	$2,151	$2,606	$1,900
Income from continuing operations before cumulative changes in accounting principles	$90	$201	$372	$73
Discontinued operations, net of tax effect	$(1)	$—	$(1)	$(16)
Cumulative effect of change in accounting principles, net of tax benefit	$(58)	$—	$—	$—
Net income	$31	$201	$371	$57
Net income available for common stock	$29	$199	$370	$57

Included in fourth quarter 2004 income from continuing operations were lease termination costs of $180 million ($117 million after-tax) and a net charge related to the termination of power purchase contracts of $43 million ($28 million after-tax).

Included in fourth quarter 2003 income from discontinued operations were impairment and other exit charges totaling $10.3 million ($6.7 million after-tax).

Reconciliation of Previously Reported Quarterly Information — The following table presents the changes to previously reported quarterly amounts to reflect discontinued operations and the adoption of SFAS 123R.

	Quarter Ended
	March 31	June 30	Sept. 30	Dec. 31
	Increase (Decrease) from Previously Reported
2004:
Revenues — from discontinued operations	$(7)	$—	$—	$—
Income from continuing operations before extraordinary gain and
cumulative effect of changes in accounting principles	$(2)	$2	$1	$—
Discontinued operations, net of tax effect	$(1)	$—	$—	$—
Net income	$(3)	$1	$1	$—
Net income available for common stock	$(3)	$1	$1	$—

2003:
Revenues — from discontinued operations	$(1)	$—	$—	$(2)
Income from continuing operations before extraordinary loss and
cumulative effect of changes in accounting principles	$2	$—	$—	$1
Discontinued operations, net of tax effect	$(2)	$—	$—	$(1)

TXU US HOLDINGS COMPANY EXHIBITS TO 2004 FORM 10-K

APPENDIX B

Exhibits	Previously Filed* With File Number	As Exhibit
(2)	Plans of Acquisition, Reorganization, Arrangement, Liquidation or Succession.
2(a)	1-12833 Form 8-K (filed January 16, 2002)	2	—
Master Separation Agreement by and among TXU Electric Delivery, TXU Generation Holdings Company LLC, TXU Merger Energy Trading Company LP, TXU SESCO Company, TXU SESCO Energy Services Company, TXU Energy Retail Company LP and TXU US Holdings, dated as of December 14, 2001.

3(i)	Articles of Incorporation.
3(a)	1-11668 Form 10-Q (Quarter ended September 30, 2003) (filed November 13, 2003)	3(i)	—	Amended and Restated Articles of Incorporation of TXU US Holdings Company effective as of August 31, 2003.
3(ii)	By-laws
3(b)	1-11668 Form 10-Q (Quarter ended March 31, 2002) (filed May 15, 2002)	3(b)	—	Restated By-laws of TXU US Holdings Company, dated January 1, 2002.
(4)	Instruments Defining the Rights of Security Holders, Including Indentures.**
TXU US Holdings
4(a)	33-55408	99(a)	—	Agreement, dated as of January 30, 1990, between TXU US Holdings Company and Tex-La Electric Cooperative of Texas, Inc.
4(b)	0-11442 Form 10-K (1995) (filed March 5, 1996)	4(f)	—	Indenture (for Unsecured Subordinated Debt Securities relating to Trust Securities), dated as of December 1, 1995, between TU Electric and the Bank of New York, as Trustee.
4(c)	1-03591 Form 10-K (1996) (filed March 13, 1997)	4(v)	—	Officer’s Certificate, dated as of January 30, 1997, establishing the terms of the Floating Rate Junior Subordinated Debentures, Series D.
4(d)	1-03591 Form 10-K (1996) (filed March 13, 1997)	4(z)	—	Officer’s Certificate, dated as of January 30, 1997, establishing the terms of the 8.175% Junior Subordinated Debentures, Series E.
4(e)	0-11442 Form 10-Q (Quarter ended Sept. 30, 1997) (filed November 14, 1997)	4(a)	—	Indenture (For Unsecured Debt Securities), dated as of August 1, 1997, between TXU US Holdings and The Bank of New York, Trustee.

Previously Filed*
	With File	As
Exhibits	Number	Exhibit
4(f)	0-11442 Form 10-Q (Quarter ended Sept. 30, 1997) (filed November 14, 1997)	4(b)	—	Officers’ Certificate, dated August 18, 1997, establishing terms of TXU US Holdings 7.17% Debentures due August 1, 2007.
TXU Electric Delivery Company
4(g)	2-90185 Form S-3 (filed March 27, 1984)	4(a)	—	Mortgage and Deed of Trust, dated as of December 1, 1983, between TXU Electric Delivery and The Bank of New York, as Trustee.
4(g)(1)			—	Supplemental Indentures to Mortgage and Deed of Trust:
				Number	Dated as of
	2-90185 Form S-3 (filed March 27, 1984)	4(b)		First	April 1, 1984
	33-24089 Form S-3 (filed August 30, 1988)	4(a)-1		Fifteenth	July 1, 1987
	33-30141 Form S-3 (filed July 26, 1989)	4(a)-3		Twenty-second	January 1, 1989
	33-39493 Form S-3 (filed March 19, 1991)	4(a)-2		Twenty-eighth	October 1, 1990
	33-57576 Form S-3 (filed January 29, 1993)	4(a)-3		Fortieth	November 1, 1992
	33-60528 Form S-3 (filed April 2, 1993)	4(a)-1		Forty-second	March 1, 1993
	1-12833 Form 10-K (2001) (filed March 14, 2002)	4(2)(1)		Sixty-third	January 1, 2002
	1-12833 Form 10-Q (Quarter ended March 31, 2002) (filed May 15, 2002)	4		Sixty-fourth	May 1, 2002
	333-100240 Form S-4 (filed January 6, 2003)	4(f)(2)		Sixty-fifth	December 1, 2002

Previously Filed*
	With File	As
Exhibits	Number	Exhibit
4(h)	333-100240 Form S-4 (filed October 2, 2002)	4(a)	—	Indenture and Deed of Trust, dated as of May 1, 2002, between TXU Electric Delivery and The Bank of New York, as Trustee.
4(i)	333-100240 Form S-4 (filed October 2, 2002)	4(b)	—	Officer’s Certificate, dated May 6, 2002, establishing the terms of TXU Electric Delivery Company’s 6.375% Senior Secured Notes due 2012 and 7.000% Senior Secured Notes due 2032.
4(j)	333-106894 Form S-4 (filed July 9, 2003)	4(c)	—	Officer’s Certificate, dated December 20, 2002, establishing the terms of TXU Electric Delivery Company’s 6.375% Senior Secured Notes due 2015 and 7.250% Senior Secured Notes due 2033.
4(k)	333-100242 Form S-4 (filed October 2, 2002)	4(a)	—	Indenture (for Unsecured Debt Securities), dated as of August 1, 2002, between TXU Electric Delivery Company and The Bank of New York, as Trustee.
4(l)	333-100242 Form S-4 (filed October 2, 2002)	4(b)	—	Officer’s Certificate, dated August 30, 2002, establishing the terms of TXU Electric Delivery Company’s 5% Debentures due 2007 and 7% Debentures due 2022.
TXU Energy Company LLC
4(m)	333-108876 Form S-4 (filed September 17, 2003)	4(a)	—	Indenture (for Unsecured Debt Securities), dated as of March 1, 2003, between TXU Energy Company LLC and The Bank of New York.
4(n)	333-108876 Form S-4 (filed September 17, 2003)	4(b)	—	Officer’s Certificate, dated March 11, 2003, establishing the terms of TXU Energy Company’s 6.125% Senior Notes due 2008 and 7.000% Senior Notes due 2013.
4(o)	333-122980 Form S-4 (filed February 24, 2004)	4(a)	—	Officer’s Certificate, dated July 14, 2004, establishing the terms of TXU Energy Company’s Floating Rate Senior Notes.
(10)	Material Contracts.
Credit Agreements.
10(a)	1-2833 Form 8-K (filed July 1, 2004)	10(a)	—
$2,500,000,000 Revolving Credit Agreement dated as of June 24, 2004, among TXU Energy Company LLC and TXU Electric Delivery Company, the Lenders listed in Schedule 2.01 therto, JPMorgan Chase Bank as Adminstrative Agent and the other parties named therein.

10(b)	1-12833 Form 10-Q (filed November 5, 2004)	10(c)	—	Credit agreement dated as November 4, 2004, by and between TXU Energy Company LLC and Wachovia Bank, National Association.
Other Material Contracts.

Previously Filed*
	With File	As
Exhibits	Number	Exhibit
10(c)	333-100240 Form S-4 (filed October 2, 2002)	10(c)	—	Generation Interconnection Agreement, dated December 14, 2001, between TXU Electric Delivery Company and TXU Generation Company LP.
10(d)	333-100240 Form S-4 (filed October 2, 2002)	10(d)	—
Generation Interconnection Agreement, dated December 14, 2001, between TXU Electric Delivery and TXU Generation Company LP, for itself and as Agent for TXU Big Brown Company LP, TXU Mountain Creek Company LP, TXU Handley Company LP, TXU Tradinghouse Company LP and TXU DeCordova Company LP (Interconnection Agreement).

10(e)	333-100240 Form S-4 (filed October 2, 2002)	10(e)	—	Amendment No. 1 to Interconnection Agreement, dated May 31, 2002.
10(f)	1-2833 Form 10-Q (filed August 12, 2004)	10(j)	—	Purchase and Sale Agreement between TXU Fuel Company and Energy Transfer Partners, L.P. dated April 25, 2004.
10(g)	1-2833 Form 10-Q (filed August 12, 2004)	10(l)	—	Master Framework Agreement dated May 17, 2004 by and between Oncor Electric Delivery Company (now TXU Electric Delivery Company) and CapGemini Energy LP.
10(h)	1-2833 Form 10-Q (filed August 12, 2004)	10(m)	—	Master Framework Agreement dated May 17, 2004 by and between TXU Energy Company LLC and CapGemini Energy LP.
10(i)	333-100240 Form S-4 (filed October 2, 2002)	10(f)	—	Standard Form Agreement between TXU Electric Delivery Company and Competitive Retailer Regarding Terms and Conditions of Delivery of Electric Power and Energy.
10(j)	1-12833 Form 10-K (2002) (filed March 12, 2003)	10(w)	—	Stipulation and Joint Application for Approval of Settlement as approved by the PUC in Docket Nos. 21527 and 24892.
10(k)	1-12833 Form 10-K (2003) (filed March 15, 2004)	10(ss)	—
Additional Guaranty Agreement dated November 19, 2002 by TXU Energy Company LLC in favor of State Street Bank and Trust Company of Connecticut, National Association, as owner trustee of ZSF/Dallas Tower Trust, a Delaware grantor trust, as Lessor.

(12)	Statement Regarding Computation of Ratios.
12			—	Computation of Ratio of Earnings to Fixed Charges, and Ratio of Earnings to Combined Fixed Charges and Preference Dividends.

Exhibits	Previously Filed* With File Number	As Exhibit
(21)	Subsidiaries of the Registrant.
21			—	Subsidiaries of TXU US Holdings Company.

(23)	Consents of Experts and Counsel.
23			—	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm for TXU US Holdings Company.
(31)	Rule 13a - 14(a)/15d - 14(a) Certifications.
31(a)			—	Certification of T. L. Baker, principal executive officer of TXU US Holdings Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31(b)			—	Certification of Kirk R. Oliver, principal financial officer of TXU US Holdings Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)	Section 1350 Certifications.
32(a)			—	Certification of T. L. Baker, principal executive officer of TXU US Holdings Company, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32(b)			—	Certification of Kirk R. Oliver, principal financial officer of TXU US Holdings Company, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(99)	Additional Exhibits.
99(a)	33-55408	99(a)	—	Agreement, dated as of January 30, 1990, between TXU US Holdings Company and Tex-La Electric Cooperative of Texas, Inc.

*	Incorporated herein by reference.

**
Certain instruments defining the rights of holders of long-term debt of the registrant’s subsidiaries included in the financial statements filed herewith have been omitted because the total amount of securities authorized thereunder does not exceed 10 percent of the total assets of the registrant and its subsidiaries on a consolidated basis. Registrant hereby agrees, upon request of the Securities and Exchange Commission, to furnish a copy of any such omitted instrument.