Form 10-Q
period 2005-03-31
TXU US HOLDINGS CO
filed 2005-05-16
CIK 710182

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

— OR —

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 1-11668

TXU US Holdings Company

(Exact Name of Registrant as Specified in its Charter)

Texas	75-1837355
(State of Incorporation)	(I.R.S. Employer Identification No.)

1601 Bryan Street, Dallas TX, 75201-3411	(214) 812-4600
(Address of Principal Executive Offices)(Zip Code)	(Registrant’s Telephone Number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Common Stock outstanding at May 12, 2005: 2,062,768 Class A shares, without par value and 39,192,594 Class B shares, without par value.

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

i

GLOSSARY

When the following terms and abbreviations appear in the text of this report, they have the meanings indicated below.

1999 Restructuring Legislation	legislation that restructured the electric utility industry in Texas to provide for retail competition

2004 Form 10-K	TXU US Holdings’ Annual Report on Form 10-K for the year ended December 31, 2004

Bcf	billion cubic feet

Capgemini	Capgemini Energy LP, a subsidiary of Cap Gemini North America Inc. that provides business support services to US Holdings

Commission	Public Utility Commission of Texas

EITF	Emerging Issues Task Force

EITF 04-6	EITF Issue No. 04-6, “Accounting for Stripping Costs Incurred during Production in the Mining Industry”

ERCOT	Electric Reliability Council of Texas, the Independent System Operator and the regional reliability coordinator of the various electricity systems within Texas

FASB	Financial Accounting Standards Board, the designated organization in the private sector for establishing standards for financial accounting and reporting

FERC	Federal Energy Regulatory Commission

FIN	Financial Accounting Standards Board Interpretation

FIN 47	FIN No. 47, “Accounting for Conditional Asset Retirement Obligations — An Interpretation of FASB Statement No. 143”

Fitch	Fitch Ratings, Ltd.

GW	gigawatts

GWh	gigawatt-hours

historical service territory	the territory, largely in north Texas, being served by US Holdings as a regulated utility at the time of entering retail competition on January 1, 2002

kWh	kilowatt-hours

Moody’s	Moody’s Investors Services, Inc.

MW	megawatts

MWh	megawatt-hours

NRC	United States Nuclear Regulatory Commission

price-to-beat rate	residential and small business customer electricity rates established by the Commission that (i) were required to be charged in a REP’s historical service territory until the earlier of January 1, 2005 or the date when 40% of the electricity consumed by such customer classes is supplied by competing REPs, adjusted periodically for changes in fuel costs, and (ii) are required to be made available to those customers until January 1, 2007

ii

REP	retail electric provider

S&P	Standard & Poor’s, a division of the McGraw Hill Companies

Sarbanes-Oxley	Sarbanes – Oxley Act of 2002

SEC	United States Securities and Exchange Commission

SFAS	Statement of Financial Accounting Standards issued by the FASB

SFAS 133	SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”

SFAS 140	SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of FASB Statement 125”

SFAS 143	SFAS No. 143, “Accounting for Asset Retirement Obligations”

SG&A	selling, general and administrative

TXU Corp.	refers to TXU Corp., a holding company, and/or its consolidated subsidiaries, depending on context

TXU Electric Delivery	refers to TXU Electric Delivery Company, a subsidiary of US Holdings, and/or its consolidated wholly-owned bankruptcy remote financing subsidiary, TXU Electric Delivery Transition Bond Company LLC, depending on context

TXU Energy Holdings	refers to TXU Energy Company LLC, a subsidiary of US Holdings, and/or its consolidated subsidiaries, depending on context

TXU Fuel	TXU Fuel Company, a former subsidiary of TXU Energy Holdings

TXU Gas	TXU Gas Company, a former subsidiary of TXU Corp.

TXU Mining	TXU Mining Company LP, a subsidiary of TXU Energy Holdings

TXU Portfolio Management	TXU Portfolio Management Company LP, a subsidiary of TXU Energy Holdings

US	United States of America

US GAAP	accounting principles generally accepted in the US

US Holdings	TXU US Holdings Company, a subsidiary of TXU Corp., and parent of TXU Energy Holdings and TXU Electric Delivery

iii

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

TXU US HOLDINGS COMPANY

CONDENSED STATEMENTS OF CONSOLIDATED INCOME

(Unaudited)

	Three Months Ended March 31,
	2005	2004
	(millions of dollars)
Operating revenues	$2,040	$2,128

Costs and expenses:
Cost of energy sold and delivery fees	744	903
Operating costs	333	341
Depreciation and amortization	183	185
Selling, general and administrative expenses	165	196
Franchise and revenue-based taxes	84	85
Other income	(16)	(2)
Other deductions	5	19
Interest income	(16)	(1)
Interest expense and related charges	147	145

Total costs and expenses	1,629	1,871

Income from continuing operations before income taxes	411	257

Income tax expense	129	81

Income from continuing operations	282	176

Loss from discontinued operations, net of tax benefit (Note 2)	(3)	(3)

Net income	279	173

Preferred stock dividends	—	—

Net income available for common stock	$279	$173

See Notes to Financial Statements.

TXU US HOLDINGS COMPANY

CONDENSED STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended March 31,
	2005	2004
	(millions of dollars)
Components related to continuing operations:

Income from continuing operations	$282	$176

Other comprehensive income (loss), net of tax effects :

Cash flow hedges:
Net change in fair value of derivatives (net of tax (expense)/benefit of $(8) and $31)	15	(58)
Amounts realized in earnings during the period (net of tax expense of $10 and $3)	17	5

Total	32	(53)

Comprehensive income from continuing operations	314	123

Comprehensive loss from discontinued operations	(3)	(3)

Comprehensive income	$311	$120

See Notes to Financial Statements.

TXU US HOLDINGS COMPANY

CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2005	2004
	(millions of dollars)
Cash flows – operating activities:
Income from continuing operations	$282	$176
Adjustments to reconcile income from continuing operations to cash provided by operating activities:
Depreciation and amortization	198	202
Deferred income taxes and investment tax credits – net	80	65
Net effect of unrealized mark-to-market valuations of commodity contracts	24	18
Decrease in accrued lease liability for out-of-service assets	(15)	—
Net gain from sale of assets	(13)	—
Change in regulatory-related liabilities	(20)	(20)
Charge for contract counterparty nonperformance	12	—
Net equity loss from unconsolidated affiliates	3	—
Stock-based compensation expense	7	—
Bad debt expense	11	26
Changes in operating assets and liabilities	(357)	(30)

Cash provided by operating activities	212	437

Cash flows – financing activities:
Issuances of long-term debt	71	—
Retirement/repurchase of long-term debt	(22)	(8)
Increase in notes payable to bank	185	175
Net change in advances from affiliates	6	(622)
Dividends paid to parent	(175)	(212)
Debt premium, discount, financing and reacquisition expenses	(10)	(2)

Cash provided by (used in) financing activities	55	(669)

Cash flows – investing activities:
Capital expenditures	(223)	(146)
Nuclear fuel	(26)	(47)
Proceeds from sale of assets	7	—
Other	(23)	11

Cash used in investing activities	(265)	(182)

Discontinued Operations
Cash provided by (used in) operating activities	(3)	4
Cash used in financing activities	—	(5)
Cash used in investing activities	—	(1)

Cash used in discontinued operations	(3)	(2)

Net change in cash and cash equivalents	(1)	(416)

Cash and cash equivalents – beginning balance	70	806

Cash and cash equivalents – ending balance	$69	$390

See Notes to Financial Statements.

TXU US HOLDINGS COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2005	December 31, 2004
	(millions of dollars)
ASSETS
Current assets:
Cash and cash equivalents	$69	$70
Restricted cash	52	49
Accounts receivable :
Affiliates	—	2
Trade	843	1,212
Advances to affiliates	1,270	1,277
Inventories	339	317
Commodity contract assets	1,047	546
Other current assets	367	282

Total current assets	3,987	3,755
Investments:
Restricted cash	28	28
Other investments	592	588
Property, plant and equipment — net	16,637	16,529
Goodwill	542	542
Regulatory assets — net	1,876	1,891
Commodity contract assets	319	315
Cash flow hedge and other derivative assets	35	8
Assets held for sale	14	17
Other noncurrent assets	282	290

Total assets	$24,312	$23,963

LIABILITIES, PREFERRED INTERESTS AND SHAREHOLDERS’ EQUITY
Current liabilities:
Notes payable — banks	$395	$210
Long-term debt due currently	619	218
Accounts payable — trade	804	919
Commodity contract liabilities	810	491
Accrued taxes	349	581
Other current liabilities	845	958

Total current liabilities	3,822	3,377
Accumulated deferred income taxes	3,365	3,309
Investment tax credits	400	405
Commodity contract liabilities	451	347
Cash flow hedge and other derivative liabilities	160	178
Liabilities held for sale	5	6
Other noncurrent liabilities and deferred credits	1,814	1,848
Long-term debt, less amounts due currently	7,214	7,571
Exchangeable preferred membership interests of TXU Energy Holdings, net of discount of $235 and $239	515	511

Total liabilities	17,746	17,552
Contingencies (Note 5)
Shareholders’ equity and preferred interests (Note 4):
Preferred stock - not subject to mandatory redemption (Note 4)	38	38
Common stock without par value (Note 4):
Class A – Authorized shares — 9,000,000, Outstanding shares — 2,062,768	159	140
Class B – Authorized shares — 171,000,000, Outstanding shares — 39,192,594	1,949	1,949
Retained earnings	4,566	4,462
Accumulated other comprehensive loss	(146)	(178)

Total common stock equity	6,528	6,373

Total shareholders’ equity and preferred interests	6,566	6,411

Total liabilities, preferred interests and shareholders’ equity	$24,312	$23,963

See Notes to Financial Statements.

TXU US HOLDINGS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. SIGNIFICANT ACCOUNTING POLICIES AND BUSINESS

US Holdings is a subsidiary of TXU Corp. and is a holding company conducting its operations principally through its TXU Energy Holdings and TXU Electric Delivery subsidiaries. TXU Energy Holdings is engaged in electricity generation and retail and wholesale energy sales. TXU Electric Delivery is engaged in regulated electricity transmission and distribution operations.

Discontinued Businesses — Note 2 presents detailed information regarding the discontinued Pedricktown, New Jersey generation operations and the strategic retail services business. The condensed consolidated financial statements for all periods presented reflect the reclassification of the results of these businesses as discontinued operations.

Basis of Presentation — The condensed consolidated financial statements of US Holdings have been prepared in accordance with US GAAP and on the same basis as the audited financial statements included in its 2004 Form 10-K, except for changes in composite depreciation rates discussed immediately below. In the opinion of management, all other adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results of operations and financial position have been included therein. All intercompany items and transactions have been eliminated in consolidation. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with US GAAP have been omitted pursuant to the rules and regulations of the SEC. Because the condensed consolidated interim financial statements do not include all of the information and footnotes required by US GAAP, they should be read in conjunction with the audited financial statements and related notes included in the 2004 Form 10-K. The results of operations for an interim period may not give a true indication of results for a full year.

Effective January 1, 2005, US Holdings adjusted the composite depreciation rates related to lignite-fired generation facilities to better reflect their useful lives, resulting in lower depreciation expense for the three months ended March 31, 2005 of $3 million ($2 million after-tax).

All dollar amounts in the financial statements and tables in the notes are stated in millions of dollars unless otherwise indicated.

Changes in Accounting Standards — FIN 47 was issued in March 2005. This interpretation clarifies the term “conditional asset retirement” and requires recognition of a liability for the fair value of the conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated.

In March 2005, the FASB ratified the consensus reached in EITF 04-6 “Accounting for Stripping Costs in the Mining Industry.” The consensus concludes that stripping costs incurred after a mine enters the production phase be treated as variable inventory production cost, which makes such costs subject to inventory costing procedures in the period they are incurred.

US Holdings is currently evaluating the potential impact of these standards.

2. DISCONTINUED OPERATIONS

The following summarizes the historical consolidated financial information of the businesses reported as discontinued operations for the three months ended March 31, 2005 and 2004:

Pedricktown
2005
Operating revenues	$5
Operating costs and expenses	7

Operating loss before income taxes	(2)
Income tax benefit	(1)
Charge related to exit (after-tax)	(2)

Loss from discontinued operations	$(3)

	Strategic Retail Services	Pedricktown	Total
2004
Operating revenues	$5	$10	$15
Operating costs and expenses	5	12	17
Other deductions (income) - net	(1)	—	(1)

Operating income (loss) before income taxes	1	(2)	(1)
Income tax expense (benefit)	1	(1)	—
Charge related to exit (after-tax)	(2)	—	(2)

Loss from discontinued operations	$(2)	$(1)	$(3)

Pedricktown — In the second quarter of 2004, TXU Energy Holdings finalized a plan to sell the Pedricktown, New Jersey 122 MW power production facility and exit the related power supply and gas transportation agreements.

Strategic Retail Services — In December 2003, TXU Energy Holdings finalized a formal plan to sell its strategic retail services business, which was engaged principally in providing energy management services. Substantially all disposition activities have been completed.

Balance sheet — The following details the assets and liabilities of the Pedricktown operations held for sale as of March 31, 2005 and December 31, 2004:

	March 31, 2005	December 31, 2004
Current assets	$2	$2
Property, plant and equipment	12	15

Assets held for sale	$14	$17

Current liabilities	$1	$3
Noncurrent liabilities	4	3

Liabilities held for sale	$5	$6

3. FINANCING ARRANGEMENTS

Short-term Borrowings — At March 31, 2005, US Holdings had outstanding short-term borrowings consisting of bank borrowings of $395 million at a weighted average interest rate of 3.27%. At December 31, 2004, US Holdings had outstanding short-term borrowings consisting of bank borrowings of $210 million at a weighted average interest rate of 5.25%.

Credit Facilities — At March 31, 2005, US Holdings had access to credit facilities (some of which provide for long-term borrowings) as follows:

			At March 31, 2005
Facility	Maturity Date	Authorized Borrowers	Facility Limit	Letters of Credit	Cash Borrowings	Availability
Three-Year Revolving Credit Facility	June 2008	TXU Energy Holdings, TXU Electric Delivery	$1,400	$164	$350	$886
Five-Year Revolving Credit Facility	March 2010	TXU Energy Holdings, TXU Electric Delivery	1,600	—	—	1,600
Five-Year Revolving Credit Facility	June 2010	TXU Energy Holdings, TXU Electric Delivery	500	—	—	500
Five-Year Revolving Credit Facility	December 2009	TXU Energy Holdings	500	455	45	—

Total			$4,000	$619	$395	$2,986

As reflected in the above table, in March 2005 TXU Energy Holdings and TXU Electric Delivery amended their joint credit facilities, increasing the capacity from $2.5 billion to $3.5 billion, extending the maturity dates and reducing the borrowing costs. The amended and restated credit facilities provide an aggregate borrowing and letter of credit capacity of $3.5 billion (with a maximum amount of $2.8 billion directly available for TXU Electric Delivery). The amended and restated facilities can be used for working capital and general corporate purposes, including providing back-up for any future issuances of commercial paper by TXU Energy Holdings or TXU Electric Delivery and letters of credit. At March 31, 2005, there was no commercial paper outstanding.

In January 2005, TXU Corp.’s $425 million credit facility was terminated and $419 million of related outstanding letters of credit were effectively transferred to other facilities.

Sale of Receivables — TXU Corp. has established an accounts receivable securitization program. The activity under this program is accounted for as a sale of accounts receivable in accordance with SFAS 140. Under the program, subsidiaries of TXU Corp. (originators) sell trade accounts receivable to TXU Receivables Company, a consolidated wholly-owned bankruptcy remote direct subsidiary of TXU Corp., which sells undivided interests in the purchased accounts receivable for cash to special purpose entities established by financial institutions (the funding entities). Funding under the program as of March 31, 2005 was $505 million.

The maximum amount of funding availability under the program is $700 million. Funding availability is increased through a credit ratings-based reduction (based on each originator’s credit rating) of customer deposits used to reduce the amount of undivided interests that could be sold. Undivided interests will be reduced by 100% of the customer deposits for a Baa3/BBB- rating; 50% for a Baa2/BBB rating; and zero % for a Baa1/BBB+ and above rating.

All new trade receivables under the program generated by the originators are continuously purchased by TXU Receivables Company with the proceeds from collections of receivables previously purchased. Changes in the amount of funding under the program, through changes in the amount of undivided interests sold by TXU Receivables Company, are generally due to seasonal variations in the level of accounts receivable and changes in collection trends. TXU Receivables Company has issued subordinated notes payable to the originators for the difference between the face amount of the uncollected accounts receivable purchased, less a discount, and cash paid to the originators that was funded by the sale of the undivided interests. The balance of the subordinated notes receivable, which is reported in accounts receivable, was $277 million at March 31, 2005 and $337 million at December 31, 2004.

The discount from face amount on the purchase of receivables principally funds program fees paid by TXU Receivables Company to the funding entities, as well as a servicing fee paid by TXU Receivables Company to TXU Business Services, a direct subsidiary of TXU Corp. The program fees (losses on sale), which consist primarily of interest costs on the underlying financing, were approximately $4 million and $3 million for the three-month periods ending March 31, 2005 and 2004, respectively and approximated 3.5% and 2.1% for the first three months of 2005 and 2004, respectively, of the average funding under the program on an annualized basis; these fees represent the net incremental costs of the program to the originators and are reported in SG&A expenses. The servicing fee, which totaled approximately $1 million in the first three months of 2005 and 2004, compensates TXU Business Services for its services as collection agent, including maintaining the detailed accounts receivable collection records.

The March 31, 2005 balance sheet reflects $782 million face amount of trade accounts receivable of TXU Energy Holdings and TXU Electric Delivery, reduced by $505 million of undivided interests sold by TXU Receivables Company. Funding under the program increased $31 million for the three months ended March 31, 2005 and decreased $50 million for the three months ended March 31, 2004. Funding increases or decreases under the program are reflected as operating cash flow activity in the statement of cash flows. The carrying amount of the retained interests in the accounts receivable approximated fair value due to the short-term nature of the collection period.

Activities of TXU Receivables Company related to US Holdings for the three months ended March 31, 2005 and 2004 were as follows:

	Three Months Ended March 31,
	2005	2004
Cash collections on accounts receivable	$1,640	$1,683
Face amount of new receivables purchased	(1,611)	(1,584)
Discount from face amount of purchased receivables	5	4
Program fees paid	(4)	(3)
Servicing fees paid	(1)	(1)
Decrease in subordinated notes payable	(60)	(49)

Operating cash flows used by (provided to) US Holdings under the program	$(31)	$50

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

Under terms of the receivables sale program, all the originators are required to maintain specified fixed charge coverage and leverage ratios (or provide a guarantee from a parent guarantor that meets the ratio requirements). The failure, by an originator or its parent guarantor, if any, to maintain the specified financial ratios would prevent that originator from selling its accounts receivable under the program. If all the originators and the parent guarantor, if any, fail to maintain the specified financial ratios so that there are no eligible originators, the facility would terminate.

Long-term Debt — At March 31, 2005 and December 31, 2004, the long-term debt of US Holdings consisted of the following:

	March 31, 2005	December 31, 2004
TXU Energy Holdings
Pollution Control Revenue Bonds:
Brazos River Authority
3.000% Fixed Series 1994A due May 1, 2029, remarketing date May 1, 2005(a)	$39	$39
5.400% Fixed Series 1994B due May 1, 2029, remarketing date May 1, 2006(a)	39	39
5.400% Fixed Series 1995A due April 1, 2030, remarketing date May 1, 2006(a)	50	50
5.050% Fixed Series 1995B due June 1, 2030, remarketing date June 19, 2006(a)	114	114
7.700% Fixed Series 1999A due April 1, 2033	111	111
6.750% Fixed Series 1999B due September 1, 2034, remarketing date April 1, 2013(a)	16	16
7.700% Fixed Series 1999C due March 1, 2032	50	50
2.350% Floating Series 2001A due October 1, 2030(b)	71	—
4.750% Fixed Series 2001B due May 1, 2029, remarketing date November 1, 2006(a)	19	19
5.750% Fixed Series 2001C due May 1, 2036, remarketing date November 1, 2011(a)	217	217
2.330% Floating Series 2001D due May 1, 2033(b)	268	268
2.850% Floating Taxable Series 2001I due December 1, 2036(b)	62	62
2.350% Floating Series 2002A due May 1, 2037(b)	45	45
6.750% Fixed Series 2003A due April 1, 2038, remarketing date April 1, 2013(a)	44	44
6.300% Fixed Series 2003B due July 1, 2032	39	39
6.750% Fixed Series 2003C due October 1, 2038	52	52
5.400% Fixed Series 2003D due October 1, 2029, remarketing date October 1, 2014(a)	31	31

Sabine River Authority of Texas:
6.450% Fixed Series 2000A due June 1, 2021	51	51
5.500% Fixed Series 2001A due May 1, 2022, remarketing date November 1, 2011(a)	91	91
5.750% Fixed Series 2001B due May 1, 2030, remarketing date November 1, 2011(a)	107	107
5.800% Fixed Series 2003A due July 1, 2022	12	12
6.150% Fixed Series 2003B due August 1, 2022	45	45

Trinity River Authority of Texas:
6.250% Fixed Series 2000A due May 1, 2028	14	14
5.000% Fixed Series 2001A due May 1, 2027, remarketing date November 1, 2006(a)	37	37

Other:
6.875% TXU Mining Fixed Senior Notes due August 1, 2005	30	30
6.125% Fixed Senior Notes due March 15, 2008(c)	250	250
7.000% Fixed Senior Notes due March 15, 2013	1,000	1,000
3.920% Floating Rate Senior Notes due January 17, 2006(d)	400	400
Capital lease obligations	8	9
Fair value adjustments related to interest rate swaps	10	15

Total TXU Energy Holdings	3,322	3,257

TXU Electric Delivery
6.750% Fixed First Mortgage Bonds due July 1, 2005	92	92
6.375% Fixed Senior Secured Notes due May 1, 2012	700	700
7.000% Fixed Senior Secured Notes due May 1, 2032	500	500
6.375% Fixed Senior Secured Notes due January 15, 2015	500	500
7.250% Fixed Senior Secured Notes due January 15, 2033	350	350
5.000% Fixed Debentures due September 1, 2007	200	200
7.000% Fixed Debentures due September 1, 2022	800	800
Unamortized discount	(18)	(19)

Sub-total	3,124	3,123

TXU Electric Delivery Transition Bond Company LLC (e)
2.260% Fixed Series 2003 Bonds due in semiannual installments through February 15, 2007	59	80
4.030% Fixed Series 2003 Bonds due in semiannual installments through February 15, 2010	122	122
4.950% Fixed Series 2003 Bonds due in semiannual installments through February 15, 2013	130	130
5.420% Fixed Series 2003 Bonds due in semiannual installments through August 15, 2015	145	145
3.520% Fixed Series 2004 Bonds due in semiannual installments through November 15, 2009	270	270
4.810% Fixed Series 2004 Bonds due in semiannual installments through November 15, 2012	221	221
5.290% Fixed Series 2004 Bonds due in semiannual installments through May 15, 2016	290	290

Total TXU Electric Delivery Transition Bond Company LLC	1,237	1,258

Total TXU Electric Delivery	4,361	4,381

	March 31, 2005	December 31, 2004
US Holdings
7.170% Fixed Senior Debentures due August 1, 2007	10	10
9.580% Fixed Notes due in semiannual installments through December 4, 2019	68	68
8.254% Fixed Notes due in quarterly installments through December 31, 2021	63	64
3.543% Floating Rate Junior Subordinated Debentures, Series D due January 30, 2037(d)	1	1
8.175% Fixed Junior Subordinated Debentures, Series E due January 30, 2037	8	8

Total US Holdings	150	151

Total US Holdings consolidated	7,833	7,789

Less amount due currently	619	218

Total long-term debt	$7,214	$7,571

(a)	These series are in the multiannual mode and are subject to mandatory tender prior to maturity on the mandatory remarketing date. On such date, the interest rate and interest rate period will be reset for the bonds.
(b)	Interest rates in effect at March 31, 2005. These series are in a weekly rate mode and are classified as long-term as they are supported by long-term irrevocable letters of credit.
(c)	Interest rates swapped to floating on an aggregate $250 million principal amount.
(d)	Interest rates in effect at March 31, 2005.
(e)	These bonds are nonrecourse to TXU Electric Delivery.

Debt Issuances and Retirements in 2005

In January 2005, TXU Energy Holdings remarketed and converted to floating rate mode the Brazos River Authority Series 2001A pollution control revenue bonds with an aggregate principal amount of $71 million. The bonds were purchased upon mandatory tender in April 2004.

Retirements of long-term debt in 2005 totaling $22 million represent payments at scheduled maturity dates.

Fair Value Hedges — US Holdings uses fair value hedging strategies to manage its exposure to fixed interest rates on long-term debt. At March 31, 2005, $250 million of fixed rate debt had been effectively converted to variable rates through interest rate swap transactions, expiring through 2008. These swaps qualified for and have been designated as fair value hedges using the short-cut method of hedge accounting provided by SFAS 133. As such, US Holdings assumes that changes in the value of the derivative are exactly offset by changes in the value of the debt; therefore, there is no hedge ineffectiveness recognized.

4. SHAREHOLDERS’ EQUITY

In the first quarter of 2005, TXU Corp. transferred $18 million of property assets at book value to US Holdings through a capital contribution.

At March 31, 2005, US Holdings had 379,231 shares of cumulative, preferred stock without par value outstanding with a total stated value of $38 million. The dividend rates range from $4.00 to $5.08 per share. The preferred stock can be redeemed at prices ranging from $101.79 per share to $112.00 per share. The preferred stock is not mandatorily redeemable.

The holders of preferred stock of US Holdings have no voting rights except for changes to the articles of incorporation that would change the rights or preferences of such stock, authorize additional shares of stock or create an equal or superior class of stock. They have the right to vote for the election of directors only if certain dividend arrearages exist.

US Holdings declared a cash dividend of $175 million to TXU Corp. in November 2004, which was paid in January 2005. In February 2005, US Holdings declared a dividend of $175 million, which was paid to TXU Corp. in April 2005.

The legal form of cash distributions to TXU Corp. has been both common stock repurchases and the payment of dividends. For accounting purposes, the cash distributions in the form of share repurchases are recorded as a return of capital.

Certain debt instruments and preferred securities of US Holdings and its subsidiaries contain provisions that restrict payment of dividends during any interest or distribution payment deferral period or while any payment default exists. The TXU Electric Delivery mortgage restricts the payment of dividends to the amount of TXU Electric Delivery’s retained earnings. At March 31, 2005, US Holdings and its subsidiaries were in compliance with these provisions.

5. CONTINGENCIES AND COMMITMENTS

Guarantees — US Holdings has entered into contracts that contain guarantees to outside parties that could require performance or payment under certain conditions. These guarantees are described below.

Project development guarantees — In 1990, US Holdings repurchased an electric co-op’s minority ownership interest in the Comanche Peak nuclear generation plant and assumed the co-op’s indebtedness to the US government for the facilities. US Holdings is making principal and interest payments to the co-op in an amount sufficient for the co-op to make payments on its indebtedness. US Holdings guaranteed the co-op’s payments, and in the event that the co-op fails to make its payments on the indebtedness, the US government would assume the co-op’s rights under the agreement, and such payments would then be owed directly by US Holdings. At March 31, 2005, the balance of the indebtedness was $131 million with maturities of principal and interest extending to December 2021. The indebtedness is secured by a lien on the purchased facilities.

Residual value guarantees in operating leases — US Holdings is the lessee under various operating leases that obligate it to guarantee the residual values of the leased assets. Accounting rules require the recording of a liability for all guarantees entered into subsequent to December 31, 2002. At March 31, 2005, the aggregate maximum amount of residual values guaranteed was approximately $199 million with an estimated residual recovery of approximately $136 million. The substantial majority of the maximum guarantee amount relates to leases entered into prior to December 31, 2002. The average life of the lease portfolio is approximately six years.

Debt obligations of the parent — TXU Energy Holdings has provided a guarantee of the obligations under TXU Corp.’s financing lease (approximately $115 million at March 31, 2005) for its headquarters building.

Letters of credit — TXU Energy Holdings has entered into various agreements that require letters of credit for financial assurance purposes. Approximately $455 million of letters of credit were outstanding at March 31, 2005 to support existing floating rate pollution control revenue bond debt of approximately $445 million. The letters of credit are available to fund the payment of such debt obligations. These letters of credit have expiration dates in 2009.

TXU Energy Holdings has outstanding letters of credit in the amount of $9 million for miscellaneous credit support requirements. Although the average life of the letters of credit is approximately one year, the obligation to provide guarantees is ongoing.

TXU Energy Holdings has outstanding letters of credit in the amount of $119 million to support hedging and risk management margin requirements in the normal course of business. As of March 31, 2005, approximately 62% of the obligations supported by these letters of credit mature within one year, and substantially all of the remainder mature in the next two years.

Surety bonds — US Holdings has outstanding surety bonds of approximately $30 million to support performance under various subsidiary contracts and legal obligations in the normal course of business. The term of the surety bond obligations is approximately one year.

Other — US Holdings has entered into contracts with public agencies to purchase cooling water for use in the generation of electric energy and has agreed, in effect, to guarantee the principal amount of $6 million at March 31, 2005, and interest on bonds issued by the agencies to finance the reservoirs from which the water is supplied. The bonds mature in 2011 and have an interest rate of 5.5%. US Holdings is required to make periodic payments equal to such principal and interest. In addition, US Holding is obligated to pay certain variable costs of operating and maintaining the reservoirs. US Holdings has assigned to a municipality all its contract rights and obligations in connection with $1 million remaining principal amount of bonds at March 31, 2005, issued for similar purposes, which had previously been guaranteed by US Holdings. US Holdings is, however, contingently liable in the event of default by the municipality.

Legal Proceedings — On March 18, 2005, TXU Corp. received a subpoena from the SEC. The subpoena requires TXU Corp. to produce documents and other information for the period from January 1, 2001 to March 31, 2003 relating to, among other things, the financial distress at TXU Europe during 2002 and the resulting financial condition of TXU Corp., TXU Corp.’s reduction of its quarterly dividend in October 2002, and the following two previously disclosed claims against TXU Corp. and certain other persons named in such claims: (i) a lawsuit brought in April 2003 by a former employee of TXU Portfolio Management, William J. Murray (Murray Litigation) and (ii) various consolidated lawsuits brought by various shareholders of TXU Corp. during late 2002 and January 2003 (Shareholders’ Litigation). The documents accompanying the subpoena state that (i) the SEC is conducting a fact-finding inquiry for purposes of allowing it to determine whether there have been any violations of the federal securities laws and (ii) the request does not mean the SEC has concluded that TXU Corp. or any other person has violated the law. Although TXU Corp. cannot predict the outcome of the SEC inquiry, as previously disclosed, TXU Corp. does not believe that there is any merit to the claims made in the Murray Litigation and it intends to vigorously defend such litigation. In addition, TXU Corp. has executed a memorandum of understanding regarding the settlement of the Shareholders’ Litigation. TXU Corp. expects to execute a final agreement containing the terms of such settlement during the second quarter of 2005. US Holdings intends to cooperate with the SEC and is in the process of responding to the subpoena.

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

Between October 19 and December 30, 2004, ten lawsuits were filed in various California superior courts by purported customers against TXU Corp., TXU Energy Trading Company and TXU Energy Services and other marketers, traders, transporters and sellers of natural gas in California. Plaintiffs allege that beginning at least by the summer of 2000, defendants manipulated and fixed at artificially high levels natural gas prices in California in violation of the Cartwright Act and other California state laws. These lawsuits have been coordinated in the San Diego Superior Court with numerous other natural gas actions as “In re Natural Gas Anti-Trust Cases I, II, III, IV and V.” TXU Corp. believes the claims against TXU Corp. and its subsidiaries are without merit, and intends to vigorously defend the lawsuits. US Holdings is, however, unable to estimate any possible loss or predict the outcome of these actions.

On July 7, 2003, a lawsuit was filed by Texas Commercial Energy (TCE) in the United States District Court for the Southern District of Texas, Corpus Christi Division, against TXU Energy Holdings and certain of its subsidiaries, as well as various other wholesale market participants doing business in ERCOT, claiming generally that defendants engaged in market manipulation, in violation of antitrust and other laws, primarily during the period of extreme weather conditions in late February 2003. An amended complaint was filed in February 2004 that joined additional, unaffiliated defendants. Three retail electric providers filed motions for leave to intervene in the action alleging claims substantially identical to TCE’s. In addition, approximately 25 purported former customers of TCE filed a motion to intervene in the action alleging claims substantially identical to TCE’s, both on their own behalf and on behalf of a putative class of all former customers of TCE. An order granting TXU Energy Holdings’ Motion to Dismiss based on the filed rate doctrine was entered on June 24, 2004. TCE has appealed the dismissal; however, TXU Corp. believes the dismissal of the antitrust claims was proper and that it has not committed any violation of the antitrust laws. The appeal remains pending before the Fifth Circuit Court of Appeals and is set for oral argument on May 10, 2005. Further, the Commission’s investigation of the market conditions in late February 2003 has not resulted in any finding adverse to TXU Corp. Accordingly, TXU Corp. believes that TCE’s and the intervenors’ claims are without merit, and intends to vigorously defend the lawsuit on appeal. US Holdings is, however, unable to estimate any possible loss or predict the outcome of this action.

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

6. SEGMENT INFORMATION

US Holdings’ operations are aligned into two reportable segments: TXU Energy Holdings and TXU Electric Delivery. The segments are managed separately because they are strategic business units that offer different products or services and involve different risks.

TXU Energy Holdings – consists of electricity generation as well as consumer, business and wholesale markets activities.

TXU Electric Delivery – consists of regulated operations involving the transmission and distribution of electricity in Texas.

US Holdings evaluates performance based on income from continuing operations. US Holdings accounts for intersegment sales and transfers as if the sales or transfers were to third parties, that is, at current market prices.

No customer provided more than 10% of consolidated revenues.

	Three Months Ended March 31,
	2005	2004
	(millions of dollars)
Operating revenues:
TXU Energy Holdings	$1,803	$1,957
TXU Electric Delivery	550	523
Eliminations	(313)	(352)

Consolidated	$2,040	$2,128

Regulated revenues included in operating revenues:
TXU Energy Holdings	$—	$—
TXU Electric Delivery	550	523
Eliminations	(311)	(349)

Consolidated	$239	$174

Affiliated revenues included in operating revenues:
TXU Energy Holdings	$2	$3
TXU Electric Delivery	311	349
Other	—	—
Eliminations	(313)	(352)

Consolidated	$—	$—

Income (loss) from continuing operations:
TXU Energy Holdings	$203	$116
TXU Electric Delivery	71	66
Other	8	(6)

Consolidated	$282	$176

7. DERIVATIVES AND HEDGES

As of March 31, 2005, it is expected that $51 million of after-tax net losses accumulated in other comprehensive income will be reclassified into earnings during the next twelve months. This amount primarily represents amortization of dedesignated hedge losses as the hedged transactions are settled. Of this amount, $44 million relates to commodity hedges and $7 million relates to financing-related hedges.

US Holdings experienced net hedge ineffectiveness of $1 million, reported as a gain in revenues, for the three months ended March 31, 2005. For the three months ended March 31, 2004, US Holdings experienced net hedge ineffectiveness of $12 million, reported as a loss in revenues.

The net effect of unrealized mark-to-market ineffectiveness accounting (versus settlement accounting), which includes the above amounts as well as the effect of reversing unrealized gains and losses recorded in previous periods to offset realized gains and losses in the current period, totaled $3 million in net gains for the three months ended March 31, 2005 and $15 million in net losses for the three months ended March 31, 2004.

8. SUPPLEMENTARY FINANCIAL INFORMATION

Regulated Versus Unregulated Operations —

	Three Months Ended March 31,
	2005	2004
Operating revenues:
Regulated	$550	$523
Unregulated	1,803	1,957
Intercompany sales eliminations – regulated	(311)	(349)
Intercompany sales eliminations – unregulated	(2)	(3)

Total operating revenues	$2,040	$2,128

Costs and operating expenses:
Cost of energy sold and delivery fees – unregulated*	744	903
Operating costs - regulated	181	175
Operating costs – unregulated	152	166
Depreciation and amortization – regulated	105	87
Depreciation and amortization – unregulated	78	98
Selling, general and administrative expenses – regulated	49	49
Selling, general and administrative expenses – unregulated	116	147
Franchise and revenue-based taxes – regulated	57	59
Franchise and revenue-based taxes – unregulated	27	26
Other income	(16)	(2)
Other deductions	5	19
Interest income	(16)	(1)
Interest expense and related charges	147	145

Total costs and expenses	1,629	1,871

Income from continuing operations before income taxes	$411	$257

*	Includes cost of fuel consumed of $159 million and $221 million for the three months ended March 31, 2005 and 2004, respectively. The balance in each period represents energy purchased for resale and delivery fees.

The operations of the TXU Energy Holdings segment are included above as unregulated, as the Texas market is now open to competition. However, retail pricing to residential customers in the historical service territory continues to be subject to certain price controls.

Other Income and Deductions —

	Three Months Ended March 31,
	2005	2004
Other income:
Net gain on sale of businesses and other properties	$13	$1
Other	3	1

Total other income	$16	$2

Other deductions:
Charge related to coal contract counterparty nonperformance	$12	$—
Capgemini outsourcing transition costs	5	—
Equity losses of unconsolidated entities	3	—
Decrease in lease liability (a)	(15)	—
Employee severance and asset writedowns	(2)	17
Other	2	2

Total other deductions	$5	$19

(a)	In December 2004, US Holdings committed to immediately cease operating for its own benefit nine leased gas-fired combustion turbines, and recorded a charge of $157 million reported in other deductions. The charge represented the present value of the future lease payments related to the turbines, net of estimated sublease proceeds. An adjustment of $15 million was recorded in the first quarter of 2005 to reflect indicative sublease bids received that exceeded the originally estimated sublease proceeds.

Severance Liability Related to Restructuring Activities —

	TXU Energy Holdings	TXU Electric Delivery	Total
Liability for severance costs as of January 1, 2005	$42	$12	$54
Additions to liability	1	—	1
Payments charged against liability	(10)	(3)	(13)
Other adjustments to the liability	(3)	—	(3)

Liability for severance costs as of March 31, 2005	$30	$9	$39

Interest Expense and Related Charges —

	Three Months Ended March 31,
	2005	2004
Interest	$123	$123
Distributions on preferred membership interests (a)	17	17
Amortization of debt discounts and issuance cost	11	8
Capitalized interest, including debt portion of allowance for borrowed funds used during construction	(4)	(3)

Total interest expense and related charges	$147	$145

(a)	In April 2004, TXU Corp. purchased from the holders TXU Energy Holdings’ preferred membership interests, and subsequent to this purchase, TXU Energy Holdings has paid distributions on the preferred membership interests to TXU Corp.

Regulatory Assets and Liabilities —

	March 31, 2005	December 31, 2004
Regulatory Assets:
Generation-related regulatory assets securitized by transition bonds	$1,572	$1,607
Securities reacquisition costs	124	125
Recoverable deferred income taxes — net	114	109
Nuclear decommissioning asset	41	30
Other regulatory assets	123	123

Total regulatory assets	1,974	1,994

Regulatory Liabilities:
Investment tax credit and protected excess deferred taxes	77	79
Over-collection of securitization (transition) bond revenues	20	23
Other regulatory liabilities	1	1

Total regulatory liabilities	98	103

Net regulatory assets	$1,876	$1,891

Included in net regulatory assets are assets of $121 million at both March 31, 2005 and December 31, 2004 that are earning a return. The regulatory assets, other than those subject to securitization, have a remaining recovery period of 12 to 46 years.

Restricted Cash —

	Balance Sheet Classification At March 31, 2005
	Current Assets	Investments
Customer collections related to securitization bonds used only to service debt and pay expenses	$46	$—
Payment of fees associated with securitization bonds	—	10
Reserve for shortfalls of transition bond charges	—	3
Demolition and relocation work to be performed by TXU Corp. related to the sale of land	6	15

Total	$52	$28

Pension and Other Postretirement Benefits — US Holdings is a participating employer in the pension plan sponsored by TXU Corp. US Holdings also participates with TXU Corp. and other subsidiaries of TXU Corp. to offer health care and life insurance benefits to eligible employees and their eligible dependents upon the retirement of such employees. The allocated net periodic pension cost and net periodic postretirement benefits cost other than pensions applicable to US Holdings was $25 million and $30 million for the three month periods ended March 31, 2005 and 2004, respectively.

The discount rate reflected in net pension and other postretirement benefit costs in 2005 is 6.0%. The expected rate of return on plan assets reflected in the 2005 cost amounts is 8.75% for the pension plan and 8.66% for other postretirement benefits.

Affiliate Transactions — The following represent significant affiliate transactions of US Holdings:

•	The average daily balance of short-term advances to affiliates during the three months ended March 31, 2005 was $1.2 billion. The average daily balance of short-term advances from affiliates during the three months ended March 31, 2004 was $474 million. Interest income earned on the advances for the three months ended March 31, 2005 was $11 million. Interest expense paid on the advances for the three months ended March 31, 2004 was $3 million. The weighted average interest rate was 3.7% and 2.9% for the three months ended March 31, 2005 and 2004, respectively. Advances to affiliates may be settled in the form of dividends to TXU Corp.

•	TXU Corp. charges US Holdings for certain administrative services at cost. These costs, which are reported in SG&A, totaled $23 million and $79 million for the three months ended March 31, 2005 and 2004, respectively. Effective July 1, 2004, under the ten year services agreement with Capgemini, several of the services previously performed by TXU Corp. are now provided by Capgemini.

•	US Holdings charged TXU Gas for meter reading and certain customer and administrative support services. For the three months ended March 31, 2004 these charges totaled $12 million and are largely reported as a reduction in operation and maintenance expenses. On October 1, 2004, TXU Gas and Atmos Energy Corporation completed a merger by division in which Atmos Energy Corporation acquired TXU Gas’ operations. US Holdings will continue to provide meter reading services to Atmos Energy Corporation under a transition service agreement through September 2005, but customer and administrative support services are now provided by Capgemini.

•	In April 2004, TXU Corp. purchased from holders TXU Energy Holdings’ exchangeable preferred membership interests, and as a result TXU Energy Holdings has paid distributions to TXU Corp. on these securities, which remain outstanding, since the purchase. Interest expense and related charges associated with these securities, including amortization of the related discount totaled $17 million for the three months ended March 31, 2005.

•	See Note 3 for information regarding the accounts receivable securitization program and related subordinated notes receivable.

Accounts Receivable — At March 31, 2005 and December 31, 2004, accounts receivable of $843 million and $1.2 billion, respectively, are stated net of allowance for uncollectible accounts of $34 million and $16 million, respectively. During the three months ended March 31, 2005, bad debt expense was $11 million, account write-offs were $7 million and changes related to receivables sold increased the allowance for uncollectible accounts by $14 million. During the three months ended March 31, 2004, bad debt expense was $26 million, account write-offs were $41 million and other activity increased the allowance for uncollectible accounts by $8 million. Allowances related to receivables sold are reported in current liabilities and totaled $33 million and $47 million at March 31, 2005 and December 31, 2004, respectively.

Accounts receivable included $328 million and $422 million of unbilled revenues at March 31, 2005 and December 31, 2004, respectively.

Intangible Assets — Intangible assets other than goodwill are comprised of the following:

	As of March 31, 2005			As of December 31, 2004
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Intangible assets subject to amortization included in property, plant and equipment:
Capitalized software placed in service	$61	$31	$30	$61	$28	$33
Land easements	174	61	113	173	61	112
Mineral rights and other	31	23	8	31	23	8

Total	$266	$115	$151	$265	$112	$153

Aggregate US Holdings amortization expense for intangible assets for the three months ended March 31, 2005 and 2004 was $2 million and $20 million, respectively. This decline reflected a transfer of information technology assets, principally capitalized software, to a TXU Corp. affiliate in connection with the Capgemini outsourcing transaction.

At March 31, 2005, the weighted average useful lives of capitalized software, land easements and mineral rights and other were 9 years, 69 years and 40 years, respectively.

The estimated aggregate amortization expense for each of the five succeeding fiscal years from December 31, 2004 is as follows:

Year	Amount
2005	$7
2006	7
2007	7
2008	6
2009	4

Commodity Contracts — At March 31, 2005 and December 31, 2004, current and noncurrent commodity contract assets, arising principally from mark-to-market accounting, totaling $1.4 billion and $861 million, respectively, and are stated net of applicable credit (collection) and performance reserves totaling $24 million and $15 million, respectively. Performance reserves are provided for direct, incremental costs to settle the contracts.

Inventories by Major Category —

	March 31, 2005	December 31, 2004
Materials and supplies	$190	$166
Fuel stock	76	79
Gas stored underground	73	72

Total inventories	$339	$317

Inventories are carried at average costs.

Property, Plant and Equipment — As of March 31, 2005 and December 31, 2004, property, plant and equipment of $16.6 billion and $16.5 billion, respectively, is stated net of accumulated depreciation and amortization of $11.1 billion and $10.9 billion, respectively.

As of March 31, 2005, substantially all of TXU Electric Delivery’s electric utility property, plant and equipment (with a net book value of $6.7 billion) is pledged as collateral on TXU Electric Delivery’s first mortgage bonds and senior secured notes.

Asset Retirement Obligations — SFAS 143 became effective on January 1, 2003. SFAS 143 requires entities to record the fair value of a legal liability for an asset retirement obligation in the period of its inception. For US Holdings, such liabilities primarily relate to nuclear generation plant decommissioning, land reclamation related to lignite mining and removal of lignite/coal-fired plant ash treatment facilities. The liability is recorded at its net present value with a corresponding increase in the carrying value of the related long-lived asset. The liability is accreted each period, representing the time value of money, and the capitalized cost is depreciated over the remaining useful life of the related asset.

The asset retirement liability at March 31, 2005 was $635 million, comprised of a $631 million liability as of December 31, 2004 and $10 million of accretion during the three months ended March 31, 2005, reduced by $6 million in reclamation payments.

With respect to nuclear decommissioning costs, for US Holdings the adoption of SFAS 143 results in timing differences in the recognition of asset retirement costs that are being recovered through the regulatory process.

Supplemental Cash Flow Information —

	Three Months Ended March 31,
	2005	2004
Cash payments (receipts):
Interest (net of amounts capitalized)	$152	$156
Income taxes	$198	$(1)
Noncash investing and financing activities:
Capital contribution of property assets	$19	$—

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TXU US Holdings Company:

We have reviewed the accompanying condensed consolidated balance sheet of TXU US Holdings Company and subsidiaries (US Holdings) as of March 31, 2005, and the related condensed statements of consolidated income, comprehensive income, and cash flows for the three-month periods ended March 31, 2005 and 2004. These interim financial statements are the responsibility of US Holdings’ management.

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

We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of US Holdings as of December 31, 2004, and the related statements of consolidated income, comprehensive income, cash flows and shareholders’ equity for the year then ended (not presented herein); and in our report (which includes explanatory paragraphs related to the Company’s change in method of accounting for stock based compensation with the election to early adopt Statement of Financial Accounting Standards No. 123 (revised 2004) Share-Based Payment and the rescission of Emerging Issues Task Force Issue No. 98-10, Accounting for Contracts Involved in Energy Trading and Risk Management Activities), dated March 28, 2005, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2004, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ DELOITTE & TOUCHE LLP

Dallas, Texas
May 12, 2005

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BUSINESS

US Holdings is a subsidiary of TXU Corp. and is a holding company conducting its operations principally through its TXU Energy Holdings and TXU Electric Delivery subsidiaries. TXU Energy Holdings is engaged in electricity generation and retail and wholesale energy sales. TXU Electric Delivery is engaged in regulated electricity transmission and distribution operations.

US Holdings has two reportable segments: TXU Energy Holdings and TXU Electric Delivery. (See Note 6 to Financial Statements for further information concerning reportable business segments.)

Discontinued Operations — The sale of the Pedricktown, New Jersey 122 MW power production facility, which is subject to regulatory approval, is expected to close no later than July 2005. Under the definitive sales agreement, proceeds from the transaction are expected to be approximately $8.5 million.

RESULTS OF OPERATIONS

All dollar amounts in Management’s Discussion and Analysis of Financial Condition and Results of Operations and the tables therein are stated in millions of US dollars unless otherwise indicated.

The results of operations and the related management’s discussion of those results for all periods presented reflect the discontinuance of certain operations of US Holdings. (See Note 2 to Financial Statements regarding discontinued operations.)

Consolidated US Holdings

Three Months Ended March 31, 2005 Compared to Three Months Ended March 31, 2004

Reference is made to the condensed consolidated income statements presented in the financial statements and the comparisons of results by business segment following the discussion of consolidated results immediately below. The business segment comparisons provide additional detail and quantification of items affecting financial results.

US Holdings’ operating revenues decreased $88 million, or 4%, to $2.0 billion in 2005.

•	Operating revenues in the TXU Energy Holdings segment declined $154 million, or 8%, to $1.8 billion reflecting a drop in sales volumes, partially offset by higher retail and wholesale pricing. Retail volumes declined 20% primarily reflecting loss of customers due to competitive activity, particularly in the large business market, as well as milder weather.

•	Operating revenues in the TXU Electric Delivery segment increased $27 million, or 5%, to $550 million in 2005 reflecting $19 million in transition charges associated with securitization bonds issued in June 2004 (offset in amortization expense), as well as higher transmission and distribution fees (tariffs).

•	Consolidated revenue growth reflected a $39 million reduction in the intercompany sales elimination, primarily reflecting lower sales by TXU Electric Delivery to TXU Energy Holdings as sales to nonaffiliated REPs increased.

Gross Margin

	Three Months Ended March 31,
	2005	% of Revenue	2004	% of Revenue
Operating revenues	$2,040	100%	$2,128	100%
Costs and expenses:
Cost of energy sold, including delivery fees	744	37%	903	42%
Operating costs	333	16%	341	16%
Depreciation and amortization	182	9%	165	8%

Gross margin	$781	38%	$719	34%

Gross margin is considered a key operating metric as it measures the effect of changes in sales volumes and pricing versus the variable and fixed costs to generate and deliver energy. Cost of energy sold consists of fuel and purchased power costs. Operating costs relate directly to generation plants and the transmission and distribution system. Depreciation and amortization expense included in gross margin relates to assets that are directly used in the generation and delivery of electricity.

Gross margin increased $62 million, or 9%, to $781 million in 2005.

•	The TXU Energy Holdings segment’s gross margin increased $63 million, or 14%, to $517 million. Higher gross margin reflected initiatives taken to respond to higher wholesale power prices that were driven by higher natural gas prices, including retail pricing actions and more cost effective sourcing of power. The gross margin increase reflected higher retail and wholesale prices partially offset by the effect of lower volumes and lower results from hedging and risk management activities.

•	A favorable effect on gross margin of lower cost of energy sold (fuel and purchased power costs) was largely offset by higher delivery fees on a per MWh basis.

•	Cost of energy sold reflected the favorable effect of lower purchased power volumes (due to lower sales volumes), improved efficiency of coal/lignite-fired generation plants and lower use of gas-fired generation, partially offset by higher per MWh cost of purchased power due to rising wholesale prices.

•	The TXU Electric Delivery segment’s gross margin decreased by $1 million to $264 million in 2005, as the effect of lower delivered volumes and higher operating costs were largely offset by higher transmission-related tariffs.

Operating costs decreased $8 million, or 2%, to $333 million in 2005. The decline primarily reflected an $8 million effect of TXU Energy Holdings no longer providing customer care support to TXU Gas customers, the operations of which were sold in October 2004, and the absence of $4 million of costs associated with the gas transportation business sold in June 2004, partially offset by increased third-party transmission costs and higher property taxes due to normal property additions and replacements.

Depreciation and amortization (including amounts shown in the gross margin table above) decreased $2 million, or 1%, to $183 million in 2005. The decline primarily reflected an $18 million decrease due to the effect of the transfer of information technology assets, principally capitalized software, to a TXU Corp. affiliate in connection with the Capgemini outsourcing transaction and $3 million due to the reduction of 2005 depreciation rates for lignite/coal-fired plants due to an increase in the estimated useful lives, partially offset by $19 million in higher amortization of the transition bond regulatory asset.

SG&A expense decreased $31 million, or 16%, to $165 million in 2005. The decline reflected $17 million in net lower shared services costs, including the effects of the Capgemini agreement, and $15 million in lower bad debt expense.

Other income increased $14 million to $16 million in 2005. The 2005 amount included $12 million of amortization of the deferred gain on the sale of the gas transportation business. The 2004 amount reflects several individually insignificant items.

Other deductions decreased $14 million to $5 million in 2005. The 2005 amount included a $12 million charge related to the nonperformance of a counterparty in connection with a trading coal contract and $5 million in transition expenses associated with the Capgemini outsourcing agreement. The 2005 amount also includes a $15 million credit arising from a change in estimated sublease proceeds, due to the receipt of indicative bids in the quarter, reflected in the net liability recorded in 2004 related to leased gas-fired combustion turbines no longer in service. As the original charge associated with this liability was recorded in this line item, the related credit is being similarly reported. The 2004 amount included $17 million for employee severance and asset writedowns related to the 2004 restructuring actions.

Interest income increased by $15 million to $16 million in 2005 primarily due to higher average advances to affiliates.

Interest expense and related charges increased $2 million, or 1% to $147 million in 2005. The increase reflected $4 million due to higher average debt levels, partially offset by $1 million due to lower average rates and $1 million in lower capitalized interest.

The effective income tax rate was 31.4% in 2005 as compared to 31.5% in 2004. There were no material unusual items affecting this comparison.

Income from continuing operations (an after-tax measure) increased $106 million, or 60%, to $282 million in 2005.

•	Earnings in the TXU Energy Holdings segment increased $87 million driven by improved gross margin and lower SG&A expenses.

•	Earnings in the TXU Electric Delivery segment rose $5 million reflecting higher transmission-related tariffs and lower net interest expense, partially offset by the effect of milder weather on revenues.

•	Results of the US Holdings holding company improved $14 million primarily reflecting amortization of the deferred gain on the June 2004 sale of TXU Fuel and increased interest income from advances to affiliates.

Net pension and postretirement benefit costs reduced income from continuing operations by $11 million (after-tax) and $14 million (after-tax) in the three months ended March 31, 2005 and 2004, respectively.

Loss from discontinued operations was $3 million for both the three months ended March 31, 2005 and 2004. (See Note 2 to Financial Statements.)

TXU Energy Holdings

Financial Results

	Three Months Ended March 31,
	2005	2004
Operating revenues	$1,803	$1,957

Costs and expenses:
Cost of energy sold and delivery fees	1,056	1,254
Operating costs	152	167
Depreciation and amortization	79	97
Selling, general and administrative expenses	113	148
Franchise and revenue-based taxes	26	26
Other income	(2)	(1)
Other deductions	1	20
Interest income	(9)	(2)
Interest expense and other charges	91	79

Total costs and expenses	1,507	1,788

Income from continuing operations before income taxes	296	169
Income tax expense	93	53

Income from continuing operations	$203	$116

TXU Energy Holdings

Sales Volume and Customer Count Data

	Three Months Ended March 31,
	2005	2004
Sales volumes:

Retail electricity sales volumes (GWh):
Historical service territory:
Residential	6,317	7,119
Small business (a)	2,034	2,533

Total historical service territory	8,351	9,652
Other territories:
Residential	628	518
Small business (a)	139	61

Total other territories	767	579
Large business and other customers	4,362	6,709

Total retail electricity	13,480	16,940
Wholesale electricity sales volumes	11,480	12,553

Total retail and wholesale electricity sales volumes	24,960	29,493

Average volume (kWh) per retail customer (b):

Residential	3,256	3,452
Small business	7,002	8,084
Large business and other customers	63,906	91,240

Weather (service territory average) – percent of normal (c):

Percent of normal:
Cooling degree days	71.1%	158.4%
Heating degree days	87.7%	93.1%

Customer counts:

Retail electricity customers (end of period and in thousands) (d):
Historical service territory:
Residential	1,925	2,054
Small business (a)	299	316

Total historical service territory	2,224	2,370

Other territories:
Residential	195	163
Small business (a)	7	5

Total other territories	202	168

Large business and other customers	61	78

Total retail electricity customers	2,487	2,616

(a)	Customers with demand of less than 1 MW annually.
(b)	Calculated using average number of customers for period.
(c)	Weather data is obtained from Weatherbank, Inc., an independent company that collects and archives weather data from reporting stations of the National Oceanic and Atmospheric Administration (a federal agency under the US Department of Commerce).
(d)	Based on number of meters.

TXU Energy Holdings

Revenue and Market Share Data

	Three Months Ended March 31,
	2005	2004
Operating revenues (millions of dollars):

Retail electricity revenues:
Historical service territory:
Residential	$636	$650
Small business (a)	228	256

Total historical service territory	864	906

Other territories:
Residential	57	43
Small business (a)	12	6

Total other territories	69	49

Large business and other customers	327	453

Total retail electricity revenues	1,260	1,408
Wholesale electricity revenues	516	466
Hedging and risk management activities	(53)	(8)
Other revenues	80	91

Total operating revenues	$1,803	$1,957

Hedging and risk management activities:

Net realized gains (losses)	$(29)	$10
Reversal of previously recognized net unrealized gains	(9)	(28)
Net unrealized gains (losses) on open positions	(15)	10

Total	$(53)	$(8)

Average revenues per MWh:

Residential	$99.74	$90.70
Small business	$110.44	$100.83
Large business and other customers	$75.05	$67.53

Estimated share of ERCOT retail markets (b):

Historical service territory:
Residential (c)	79%	86%
Small business (c)	76%	83%
Total ERCOT:
Residential	43%	46%
Small business	30%	32%
Large business and other customers	25%	41%

(a)	Customers with demand of less than 1 MW annually.
(b)	Based on number of meters, except large business which is based upon annualized consumption.
(c)	Estimated market share is based on the number of customers that have choice.

TXU Energy Holdings

Cost of Energy Sold Data

	Three Months Ended March 31,
	2005	2004
Fuel and purchased power costs (cost of energy sold, which excludes generation plant operating costs) per MWh:

Nuclear generation	$4.18	$4.41
Lignite/coal generation	$11.93	$13.28
Gas/oil generation and purchased power	$51.55	$43.90

Delivery fees per MWh	$25.16	$22.34

Production and purchased power volumes (GWh):

Nuclear (baseload)	4,797	4,854
Lignite/coal (baseload)	10,520	10,203
Gas/oil	260	910
Purchased power	9,806	14,232

Total energy supply	25,383	30,199
Less line loss and other	423	706

Net energy supply volumes	24,960	29,493

Baseload capacity factors (%):

Nuclear	96.9%	97.0%
Lignite/coal	87.8%	83.7%

TXU Energy Holdings

Three Months Ended March 31, 2005 Compared to Three Months Ended March 31, 2004

Operating revenues declined $154 million, or 8%, to $1.8 billion in 2005. Retail electricity revenues decreased $148 million, or 11%, to $1.3 billion.

•	This decline reflected a $288 million decrease attributable to a 20% drop in sales volumes, primarily reflecting loss of customers due to competitive activity, particularly in the large business market, as well as milder weather. Lower business market volumes also reflected a strategy to target higher margin customer segments.

•	The effect of lower retail volumes was partially offset by $140 million in higher average pricing due to increased price-to-beat rates, reflecting regulatory-approved fuel factor increases in 2004 and higher pricing in the competitive business market, both resulting from higher natural gas prices.

•	Retail electricity customer counts at March 31, 2005 declined 4.9% from March 31, 2004.

•	Wholesale electricity revenues grew $50 million, or 11%, to $516 million reflecting a $90 million increase due to the effect of increased natural gas prices on wholesale prices, partially offset by a $40 million decrease attributable to a 9% decline in sales volumes.

•	The comparison to 2004 reflects an increase in wholesale electricity sales volumes in the first quarter of 2004 due to the establishment of the new northeast zone in ERCOT. Because TXU Energy Holdings has a generation plant and a relatively small retail customer base in the new zone, wholesale sales volumes increased, and wholesale power purchases also increased to meet retail sales demand in other zones and minimize congestion costs. Completion of transmission projects later in 2004 reduced congestion costs, resulting in normalized sales and purchase volumes in the first quarter of 2005.

•	The decrease in other revenues of $11 million primarily reflected the sale of the gas transportation business in June 2004.

Results from hedging and risk management activities, which are reported in revenues and include both realized and unrealized gains and losses, totaled $53 million in net losses in 2005 and $8 million in net losses in 2004. Because the hedging activities are intended to mitigate the risk of commodity price movements on revenues and cost of energy sold, the changes in such results should not be viewed in isolation, but rather taken together with the effects of pricing and cost changes on gross margin. Results in 2005 included:

•	$24 million in net losses reclassified from accumulated other comprehensive income; and

•	$20 million in net unrealized losses from hedges against lower natural gas prices.

Gross Margin

	Three Months Ended March 31,
	2005	% of Revenue	2004	% of Revenue
Operating revenues	$1,803	100%	$1,957	100%
Costs and expenses:
Cost of energy sold and delivery fees	1,056	59%	1,254	64%
Generation plant operating costs	152	8%	167	9%
Depreciation and amortization	78	4%	82	4%

Gross margin	$517	29%	$454	23%

Gross margin increased $63 million, or 14%, to $517 million in 2005.

•	Higher gross margin reflected initiatives taken to respond to higher wholesale power prices that were driven by higher natural gas prices, including retail pricing actions and more cost effective sourcing of power. The gross margin increase reflected higher retail and wholesale prices partially offset by the effect of lower volumes and lower results from hedging and risk management activities.

•	A favorable effect on gross margin of lower cost of energy sold (fuel and purchased power costs) was largely offset by higher delivery fees on a per MWh basis.

•	Cost of energy sold reflected the favorable effect of lower purchased power volumes (due to lower sales volumes), improved efficiency of coal/lignite-fired generation plants and lower use of gas-fired generation, partially offset by higher per MWh cost of purchased power due to rising wholesale prices.

Operating costs decreased $15 million, or 9%, to $152 million in 2005. The decline reflected an $8 million effect of no longer providing customer care support to TXU Gas (largely offset by lower related revenues), the operations of which were sold in October 2004, and the absence of $4 million of costs associated with the gas transportation business sold in June 2004. The decline also reflects $3 million in lower pension and other postretirement benefit costs (see discussion in SG&A expenses below regarding these costs).

Depreciation and amortization (including amounts shown in the gross margin table above) decreased $18 million, or 19%, to $79 million. The decline included $14 million due to the effect of the transfer of information technology assets, principally capitalized software, to a TXU Corp. affiliate in connection with the Capgemini outsourcing transaction and $3 million due to the reduction of 2005 depreciation rates for lignite/coal-fired plants due to an increase in the estimated useful lives.

SG&A expenses decreased by $35 million, or 24%, to $113 million in 2005. The decline reflected:

•	$15 million in lower bad debt expense reflecting stricter disconnect policies, more focused collection activities, targeted customer marketing and lower accounts receivable balances;

•	a net $12 million decline due to cost reduction initiatives, including the effects of the Capgemini agreement;

•	a $3 million net decrease in employee retirement-related expenses due to the assumption by TXU Electric Delivery of $6 million in pension and other postretirement benefit costs related to service of TXU Energy Holdings’ employees prior to the unbundling of TXU Corp.’s electric utility business and the deregulation of the Texas electricity industry effective January 1, 2002. This change in retirement-related expense allocation was based on an agreement between TXU Energy Holdings and TXU Electric Delivery effective January 1, 2005; and

•	$2 million in reduced incentive compensation expense.

Other deductions decreased $19 million to $1 million in 2005. The 2004 amount includes charges totaling $17 million for employee severance and asset writedowns related to the restructuring actions. For 2005, this line item reflects:

•	a $12 million charge related to nonperformance of a counterparty in connection with a trading coal contract;

•	$2 million in equity losses (representing amortization expense) in the TXU Corp. entity holding the capitalized software licensed to Capgemini;

•	$2 million in transition costs associated with the Capgemini outsourcing agreement; and

•	a $15 million credit arising from a change in estimated sublease proceeds, due to the receipt of indicative bids in the quarter, reflected in the net liability recorded in 2004 related to leased gas-fired combustion turbines no longer in service. As the original charge associated with this liability was recorded in this line item, the related credit is being similarly reported.

Interest income increased by $7 million to $9 million in 2005 reflecting higher interest on short-term investments and higher average advances to affiliates.

Interest expense and related charges increased by $12 million, or 15%, to $91 million in 2005. The increase reflected $9 million due to higher average debt levels and $3 million representing higher interest reimbursement to TXU Electric Delivery for carrying costs related to securitized regulatory assets.

The effective income tax rate was 31.4% in both 2005 and 2004. There were no material unusual items affecting the comparison.

Income from continuing operations increased $87 million to $203 million in 2005 driven by improved gross margin and lower SG&A expenses. Net pension and postretirement benefit costs reduced net income by $5 million in 2005 and $10 million in 2004.

Energy-Related Commodity Contracts and Mark-to-Market Activities

The table below summarizes the changes in commodity contract assets and liabilities for the three months ended March 31, 2005. The net changes in these assets and liabilities, excluding “other activity” as described below, represent the net effect of recording unrealized gains/(losses) under mark-to-market accounting for positions in the commodity contract portfolio. These positions consist largely of economic hedge transactions, with speculative trading representing a small fraction of the activity.

Three Months Ended March 31, 2005
Balance of net commodity contract assets at beginning of period	$23
Settlements of positions included in the opening balance (1)	(9)
Unrealized mark-to-market valuations of positions held at end of period	(18)
Other activity (2)	109

Balance of net commodity contract assets at end of period	$105

(1)	Represents unrealized mark-to-market valuations of these positions recognized in earnings as of the beginning of the period.
(2)	These activities have no effect on unrealized mark-to-market valuations. Includes initial values of positions involving the receipt or payment of cash or other consideration, including $114 million related to natural gas physical swap transactions, as well as option premiums and related amortization. Also includes a $12 million charge related to nonperformance by a coal contract counterparty.

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

	Three Months Ended March 31,
	2005	2004
Net unrealized losses in mark-to-market commodity contract portfolio	$(27)	$(3)
Net ineffectiveness gains/(losses) related to cash flow hedges	3	(15)

Total net unrealized losses associated with energy-related commodity contracts	$(24)	$(18)

These amounts are included in the “hedging and risk management activities” component of revenues as presented in the TXU Energy Holdings segment data.

Maturity Table — Of the net commodity contract asset balance above at March 31, 2005, the amount representing unrealized mark-to-market net losses that have been recognized in current and prior years’ earnings is $16 million. The offsetting net asset of $121 million included in the March 31, 2005 balance sheet is comprised principally of amounts representing current and prior years’ net payments of cash or other consideration, including option premiums, net of amortization, and natural gas physical swap transactions. The following table presents the unrealized mark-to-market balance at March 31, 2005, scheduled by contractual settlement dates of the underlying positions.

	Maturity dates of unrealized net mark-to-market balances at March 31, 2005
Source of fair value	Maturity less than 1 year	Maturity of 1-3 years	Maturity of 4-5 years	Maturity in Excess of 5 years	Total
Prices actively quoted	$29	$47	$—	$—	$76
Prices provided by other external sources	(87)	(17)	5	(3)	(102)
Prices based on models	10	—	—	—	10

Total	$(48)	$30	$5	$(3)	$(16)

Percentage of total fair value	300%	(188)%	(31)%	19%	100%

As the above table indicates, 112% of the unrealized mark-to-market valuations at March 31, 2005 mature within three years. This is reflective of the terms of the positions and the methodologies employed in valuing positions for periods where there is less market liquidity and visibility. The “prices actively quoted” category reflects only exchange traded contracts with active quotes available. The “prices provided by other external sources” category represents forward commodity positions at locations for which over-the-counter broker quotes are available. Over-the-counter quotes for power and natural gas generally extend through 2006 and 2010, respectively. The “prices based on models” category contains the value of all nonexchange traded options, valued using industry accepted option pricing models. In addition, this category contains other contractual arrangements which may have both forward and option components. In many instances, these contracts can be broken down into their component parts and modeled as simple forwards and options based on prices actively quoted. As the modeled value is ultimately the result of a combination of prices from two or more different instruments, it has been included in this category.

TXU Electric Delivery

Financial Results

	Three Months Ended March 31,
	2005	2004
Operating revenues	$550	$523

Costs and expenses:
Operating costs	181	175
Depreciation and amortization	105	87
Selling, general and administrative expenses	49	49
Franchise and revenue-based taxes	57	59
Other income	(1)	(2)
Other deductions	4	—
Interest income	(15)	(12)
Interest expense and other charges	68	71

Total costs and expenses	448	427

Income before income taxes	102	96
Income tax expense	31	30

Net Income	$71	$66

Operating Data

	Three Months Ended March 31,
	2005	2004
Operating statistics – volumes:
Electric energy delivered (GWh)	23,448	23,631

Reliability statistics:
System Average Interruption Duration Index (SAIDI) (nonstorm)(a)	72.76	82.31
System Average Interruption Frequency Index (SAIFI) (nonstorm)(a)	0.92	1.04
Customer Average Interruption Duration Index (CAIDI) (nonstorm)(a)	78.72	78.95

Electricity points of delivery (end of period and in thousands):
Electricity distribution points of delivery (based on number of meters)(b)	2,985	2,942

Electricity distribution revenues (c):
Affiliated (TXU Energy Holdings)	$311	$349
Nonaffiliated	182	121

Total distribution revenues	493	470
Third-party transmission revenues	51	47
Other miscellaneous revenues and eliminations	6	6

Total operating revenues	$550	$523

(a)	SAIDI is the number of minutes the average customer is out of electric service in a year. SAIFI is the number of times a year that the average customer experiences an interruption to electric service. CAIDI is the duration in minutes of the average interruption to electric service.
(b)	Includes lighting sites, primarily guard lights, for which TXU Energy Holdings is the REP but are not included in TXU Energy Holdings’ customer count. Such sites totaled 94,187 and 99,591 at March 31, 2005 and 2004, respectively.
(c)	Includes $33 million and $14 million for the three months ended March 31, 2005 and 2004, respectively, of transition charges associated with the issuance of securitization bonds. Also includes disconnect/reconnect fees.

TXU Electric Delivery

Three Months Ended March 31, 2005 Compared to Three Months Ended March 31, 2004

Operating revenues increased $27 million, or 5%, to $550 million in 2005. This change reflected:

•	$19 million in transition charges associated with the issuance of securitization bonds in June 2004;

•	$6 million from increased distribution tariffs to recover higher transmission costs;

•	$5 million from implementation of power factor billing (power factor billing is a tariff adjustment applied to nonresidential end-use consumers that utilize inefficient equipment);

•	$4 million in transmission rate increases approved in 2004; and

•	a $7 million decrease in revenue due to a 1% decline in delivered volumes, as milder weather more than offset growth in points of delivery.

Gross Margin

	Three Months Ended March 31,
	2005	% of Revenue	2004	% of Revenue
Operating revenues	$550	100%	$523	100%
Costs and expenses:
Transmission and distribution system operating costs	181	33%	175	33%
Depreciation and amortization	105	19%	83	16%

Gross margin	$264	48%	$265	51%

Gross margin decreased $1 million to $264 million in 2005, as the effect of lower volumes and an increase in operating costs were largely offset by higher transmission-related tariffs. The increase in operating costs of $6 million, or 3%, to $181 million, reflected $3 million in third-party transmission costs and $3 million in property taxes due to normal property additions and replacements.

Depreciation and amortization (including amounts shown in the gross margin table above) increased $18 million, or 21%, to $105 million in 2005. The increase reflected $19 million in higher amortization of regulatory assets associated with the issuance of securitization bonds (offsetting the same amount of revenue increase) and $3 million in higher depreciation due to normal additions and replacements of property, plant, and equipment, partially offset by a $4 million decline reflecting a transfer of information technology assets, principally capitalized software, to a TXU Corp. affiliate in connection with the Capgemini outsourcing transaction.

SG&A expense was flat to 2004 at $49 million, reflecting $5 million in net lower shared services costs including the effects of the Capgemini agreement, offset by $4 million in higher pension and other postretirement benefits expense. This increase reflected the assumption by TXU Electric Delivery of $6 million in pension and other postretirement benefit costs related to service of TXU Energy Holdings’ employees prior to the unbundling of TXU Corp.’s electric utility business and the deregulation of the Texas electricity industry effective January 1, 2002. This change in retirement-related expense allocation was based on an agreement between TXU Energy Holdings and TXU Electric Delivery effective January 1, 2005. TXU Electric Delivery believes that this agreement allows for its operating results to more accurately reflect employee-related costs associated with regulated electric utility activities.

Other deductions totaled $4 million in 2005. This line item includes $2 million of severance-related charges, $1 million in costs associated with transitioning the outsourced activities to Capgemini and $1 million related to TXU Electric Delivery’s portion of the equity losses (representing amortization expense) in the TXU Corp. entity holding the capitalized software licensed to Capgemini.

Interest income increased $3 million to $15 million in 2005 driven by reimbursement from TXU Energy Holdings for debt service associated with transition bonds.

Interest expense decreased $3 million, or 4%, to $68 million in 2005. The decrease reflected a $7 million impact of lower average interest rates, partially offset by a $4 million impact of higher average borrowings.

The effective income tax rate decreased to 30.4% in 2005 from 31.3% in 2004 due primarily to higher nontaxable life insurance cash surrender values associated with employee benefit plans.

Net income increased $5 million, or 8%, to $71 million, primarily reflecting higher transmission-related tariffs and lower net interest expense, partially offset by the effect of milder weather on revenues. Net pension and postretirement benefit costs reduced net income by $6 million in 2005 and $4 million in 2004.

COMPREHENSIVE INCOME — Continuing Operations

Cash flow hedge activity reported in other comprehensive income from continuing operations included:

	Three Months Ended March 31,
	2005	2004
Cash flow hedge activity (net of tax):
Net change in fair value of hedges – gains/(losses):
Commodities	$15	$(58)

Losses realized in earnings (net of tax):
Commodities	16	3
Financing – interest rate swaps	1	2

	17	5

Effect of cash flow hedges reported in comprehensive results related to continuing operations	$32	$(53)

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows — Cash flows provided by operating activities for the three months ended March 31, 2005 totaled $212 million compared to $437 million for the three months ended March 31, 2004. The principal drivers of the $225 million decrease were a $198 million federal income tax payment to TXU Corp. related to 2004 and $114 million in gas purchases in connection with natural gas physical swap transactions, partially offset by $102 million in higher cash earnings (net income adjusted for the significant noncash adjustments identified in the cash flow statement). Substantially all of the proceeds from these swap transactions are expected to be received by year-end 2005.

Cash flows provided by financing activities totaled $55 million in 2005 compared to cash flows used in financing activities of $669 million in 2004. The 2005 activity reflected $224 in net cash provided by issuances and repayments of borrowings (including $10 million of financing and reacquisition costs) and $175 million in cash distributions to TXU Corp. The 2004 activity reflected $622 in repayment of advances from affiliates, $212 million in cash distributions to TXU Corp. and $165 million in net cash provided by issuances and repayments of borrowings (including $2 million of financing and reacquisition costs).

Cash flows used in investing activities totaled $265 million in 2005 compared to $182 million used during 2004. Capital expenditures, including nuclear fuel, were $249 million in 2005 and $193 million in 2004. Capital expenditures in 2005 reflected increased investment in transmission projects to reduce congestion and increased spending for generation plant upgrades and normal major repairs, including the nuclear steam generator replacement. The increase in investing activities also reflected $8 million in higher property removal costs and $8 million in higher restricted cash balances related to the transition charge collections.

Depreciation and amortization expense reported in the statement of cash flows exceeds the amount reported in the statement of income by $15 million in 2005. This difference represents amortization of nuclear fuel, which is reported as cost of energy sold in the statement of income consistent with industry practice.

Financing Activities

Long-term Debt Activity — During the three months ended March 31, 2005, US Holdings and its subsidiaries issued, reacquired, or made scheduled principal payments on long-term debt as follows (all amounts presented are principal):

	Issuances	Retirements
TXU Energy Holdings:
Pollution control revenue bonds	$71	$—

TXU Electric Delivery:
Transition bonds	—	21

US Holdings:
Long-term debt	—	1

Total	$71	$22

See Note 3 to Financial Statements for further detail of debt issuance and retirements and financing arrangements.

On May 2, 2005, TXU Energy Holdings repurchased all of the Brazos River Authority Pollution Control Revenue (Refunding) Bonds Series 1994A, in an aggregate principal amount of $39 million, at a price of 100% of the principal amount thereof, upon the scheduled mandatory tender date for this series. TXU Energy Holdings currently plans to remarket the bonds later this year.

Capitalization — The capitalization ratios of US Holdings at March 31, 2005, consisted of long-term debt (less amounts due currently) of 50.4%, preferred membership interests held by TXU Corp. (net of unamortized discount balance of $235 million) of 3.6%, preferred stock of 0.3% and common stock equity of 45.7%.

Credit Facilities — At May 5, 2005, US Holdings had access to credit facilities totaling $4.0 billion of which $2.8 billion was unused. These credit facilities are used for working capital and general corporate purposes and to support issuances of letters of credit. See Note 3 to Financial Statements for details of the arrangements.

Short-term Borrowings — At March 31, 2005, US Holdings had outstanding short-term borrowings consisting of bank borrowings of $395 million at a weighted average interest rate of 3.27%. At December 31, 2004, US Holdings had outstanding short-term borrowings consisting of bank borrowings of $210 million at a weighted average interest rate of 5.25%.

Sale of Receivables — TXU Corp. has established an accounts receivable securitization program. The activity under this program is accounted for as a sale of accounts receivable in accordance with SFAS 140. Under the program, subsidiaries of TXU Corp. (originators) sell trade accounts receivable to TXU Receivables Company, a consolidated wholly-owned bankruptcy remote direct subsidiary of TXU Corp., which sells undivided interests in the purchased accounts receivable for cash to special purpose entities established by financial institutions. All new trade receivables under the program generated by the originators are continuously purchased by TXU Receivables Company with the proceeds from collections of receivables previously purchased. Funding to US Holdings under the program totaled $505 million and $474 million at March 31, 2005 and December 31, 2004, respectively. See Note 3 to Financial Statements for a more complete description of the program including the financial impact on earnings and cash flows for the periods presented and the contingencies that could result in termination of the program.

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

TXU Electric Delivery’s first mortgage bonds are rated A- and its senior secured notes are rated BBB+ by Fitch. Moody’s currently maintains a stable outlook for TXU Corp., US Holdings, TXU Energy Holdings and TXU Electric Delivery. Fitch changed its outlook to negative for TXU Corp., US Holdings and TXU Energy Holdings and reaffirmed its stable outlook for TXU Electric Delivery on May 6, 2005. S&P placed each such entity on negative watch on May 6, 2005.

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

It is anticipated that any downgrade by S&P would be one notch. The negative impact of such a downgrade on US Holdings’ liquidity is currently estimated to be approximately $100 million.

Financial Covenants, Credit Rating Provisions and Cross Default Provisions — The terms of certain financing arrangements of US Holdings contain financial covenants that require maintenance of specified fixed charge coverage ratios and leverage ratios and/or contain minimum net worth covenants. As of March 31, 2005, all such applicable covenants were complied with or waivers were obtained.

Material Credit Rating Covenants

TXU Energy Holdings has provided a guarantee of the obligations under TXU Corp.’s lease of its headquarters building (approximately $115 million at March 31, 2005). In the event of a downgrade of TXU Energy Holdings’ credit rating to below investment grade, a letter of credit would need to be provided within 30 days of any such rating decline.

Under the terms of leases aggregating $149 million in remaining lease payments, if TXU Energy Holdings’ credit rating were downgraded to below investment grade by any specified rating agency, TXU Energy Holdings could be required to sell the assets, assign the leases to a new obligor that is investment grade, post a letter of credit or defease the leases. In July 2005, a rail spur lease will terminate and result in a reduction of $97 million of the $149 million in remaining lease payments, which are subject to the rating downgrade provision.

TXU Energy Holdings has entered into certain commodity contracts and lease arrangements that in some instances give the other party the right, but not the obligation, to request TXU Energy Holdings to post collateral in the event that its credit rating falls below investment grade. Based on its current commodity contract positions, if TXU Energy Holdings were downgraded to below investment grade by specified rating agencies, counterparties would have the option to request TXU Energy Holdings to post additional collateral of up to approximately $148 million at March 31, 2005. The amount TXU Energy Holdings could be required to post under these transactions depends in part on the value of the contracts at that time.

ERCOT also has rules in place to assure adequate credit worthiness for parties that schedule power on the ERCOT System. Under those rules, if TXU Energy Holdings’ credit rating were downgraded to below investment grade by any specified rating agency, TXU Energy Holdings could be required to post collateral of approximately $6 million.

Other arrangements of US Holdings, including credit facilities, contain terms pursuant to which the interest rates charged under the agreements may be adjusted depending on the credit ratings of US Holdings or its subsidiaries.

Material Cross Default Provisions

Certain financing arrangements contain provisions that would result in an event of default if there were a failure under other financing arrangements to meet payment terms or to observe other covenants that would result in an acceleration of payments due. Such provisions are referred to as “cross default” provisions.

A default by TXU Energy Holdings or TXU Electric Delivery or any subsidiary thereof in respect of indebtedness in a principal amount in excess of $50 million would result in a cross default under the $3.5 billion joint credit facilities expiring in June 2008, March 2010 and June 2010. Under these credit facilities, a default by TXU Energy Holdings or any subsidiary thereof would cause the maturity of outstanding balances under such facility to be accelerated as to TXU Energy Holdings but not as to TXU Electric Delivery. Also, under this credit facility, a default by TXU Electric Delivery or any subsidiary thereof would cause the maturity of outstanding balances under such facility to be accelerated as to TXU Electric Delivery but not as to TXU Energy Holdings.

A default by US Holdings or any subsidiary thereof on indebtedness in the unpaid principal amount in excess of $1 million would result in a default of the TXU Mining (a subsidiary of TXU Energy Holdings) $30 million senior notes that mature August 1, 2005.

TXU Energy Holdings has entered into certain mining and related equipment leasing arrangements aggregating $81 million that would terminate upon the default of any other obligations of TXU Energy Holdings owed to the lessor.

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

Long-term Contractual Obligations and Commitments — There have been no significant changes in contractual cash obligations of US Holdings, since December 31, 2004 as disclosed in the 2004 Form 10-K.

OFF BALANCE SHEET ARRANGEMENTS

TXU Corp. has established an accounts receivable securitization program. See discussion above under “Sale of Receivables” and in Note 3 to Financial Statements.

In May 2004, as part of an overall arrangement initiated by and involving TXU Corp. and its subsidiaries, TXU Electric Delivery and TXU Energy Holdings entered into a services agreement with Capgemini Energy LP (Capgemini). Outsourced base support services performed by Capgemini for a fixed fee, subject to adjustment for volumes or other factors, include information technology, customer call center, billing, human resources, supply chain and certain accounting activities.

As part of the agreement, Capgemini was provided a royalty-free right, under an asset license arrangement, to use TXU Corp.’s information technology assets, consisting primarily of capitalized software. The information technology assets were transferred to a subsidiary of TXU Corp. at book value in exchange for an interest in that subsidiary. Such interest is accounted for by US Holdings on the equity method.

TXU Corp. obtained a 2.9% limited partnership interest in Capgemini in exchange for the asset license. TXU Corp. has the right to sell (the put option) its interest and the licensed software to Cap Gemini North America Inc., the parent of Capgemini for $200 million, plus its share of Capgemini’s undistributed earnings, upon expiration of the services agreement or earlier upon the occurrence of certain unexpected events. Cap Gemini North America Inc. has the right to purchase these interests under the same terms and conditions. The partnership interest has been recorded at an initial value of $2.9 million and is being accounted for on the cost method. US Holdings recorded its share of the fair value of the put option, estimated at $154 million, as a noncurrent asset.

COMMITMENTS AND CONTINGENCIES

Guarantees — See Note 5 to Financial Statements for details of contingencies, including guarantees.

REGULATION AND RATES

Price-to-Beat Rates — On April 15, 2005, TXU Energy Holdings filed a request for a price-to-beat increase which was approved by the Commission on May 11, 2005. The increase was effective immediately. The price-to-beat increase raises the average monthly residential bill by 9.9%.

Transmission Rates — In February 2005, TXU Electric Delivery filed an application for an interim update of its wholesale transmission rate, which will result in an annualized revenue increase of $23 million. Approximately $14 million of this increase is recoverable through transmission rates charged to wholesale customers, and the remaining $9 million is recoverable from REPs through the retail transmission cost recovery factor (TCRF) component of TXU Electric Delivery’s distribution rates charged to REPs. On April 29, 2005, the Commission approved the requested increase in TXU Electric Delivery’s interim wholesale transmission rate, which was effective immediately.

In order to recover increased affiliate and third-party transmission costs, TXU Electric Delivery is allowed to request an update to the TCRF component of its distribution rate charged to REPs twice a year. In March 2005, the Commission approved an estimated annualized increase of $1.6 million in the TCRF component of TXU Electric Delivery’s distribution rates charged to REPs. The effect of TXU Electric Delivery’s wholesale transmission rate increase described in the preceding paragraph will likely be included in TXU Electric Delivery’s September 2005 TCRF update. Consolidated results are not benefited by higher distribution rates to the extent that such higher rates are absorbed by TXU Energy Holdings (as a REP).

In 2004, certain cities within TXU Corp.’s historical service territory, acting in their role as a regulatory authority (with original jurisdiction), initiated inquiries to determine if the rates of TXU Electric Delivery, which have been established by the Commission, are just and reasonable. Twenty-three cities passed such resolutions (and eleven passed resolutions supporting the other cities). TXU Electric Delivery has the right to appeal any city action to the Commission. In the fourth quarter of 2004, TXU Electric Delivery recorded a $21 million charge, reported in other deductions, for estimated settlement payments arising from the resolution of these inquiries. The settlement agreement, which was finalized February 22, 2005, avoids any immediate rate actions, but requires TXU Electric Delivery to file a rate case in 2006, based on a 2005 test year, unless the cities and TXU Electric Delivery mutually agree that such a filing is unnecessary. The final settlement amount is undetermined; however, TXU Electric Delivery believes it will approximate the amount accrued.

ERCOT Market Issues - The Texas Public Utility Regulatory Act (PURA) and the Commission are subject to “sunset review” by the Texas Legislature in the 2005 legislative session. Sunset review entails, generally, a comprehensive review of the need for and efficacy of an administrative agency (e.g., the Commission), along with an evaluation of the advisability of any changes to that agency’s authorizing legislation (e.g., PURA). As part of the sunset review process, the legislative Sunset Advisory Commission has recommended that the Legislature reauthorize the Commission for six years, and has recommended other changes to PURA that are not expected to have a material impact upon US Holdings’ operations. The Legislature is currently considering additional legislation and could enact other changes to PURA, but US Holdings cannot predict whether any such changes might have a material impact on its operations.

Texas Legislative Session – The Texas legislature is currently in session and is considering various matters, including changes to various tax provisions and changes to the Public Utilities Regulatory Act (PURA) resulting from the state-mandated sunset review of the Public Utility Commission of Texas. US Holdings cannot predict the ultimate outcome of this or any other matters under consideration by the legislature.

Wholesale Market Design – In August 2003, the Commission adopted a rule that, if fully implemented, would alter the wholesale market design in ERCOT. The rule requires ERCOT:

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

In December 2004, a cost-benefit analysis prepared by a third-party consultant was filed with the Commission by ERCOT. ERCOT filed its description of the proposed market design on March 18, 2005, subject to a commitment to update the filing when the description of the financial settlement for the proposed market design is completed. US Holdings is currently unable to predict the cost or impact of implementing any proposed change to the current wholesale market design.

Wholesale Market Investigation — On December 8, 2004, the Commission Staff opened a project (PUC Project No. 30513) to facilitate an ongoing informal fact-finding review of the electric wholesale market activities of TXU Energy Holdings and its affiliates. Commission Staff indicated that it “created this project because of substantial concerns publicly expressed by the Commission and market participants about TXU’s recent activities.” TXU Energy Holdings’ discussions with Commission Staff and the requests for information indicate that the informal review is focused on TXU Energy Holdings’ offers to sell balancing energy services in ERCOT. Balancing energy constitutes only about five to ten percent of the energy sold at wholesale in ERCOT. TXU Energy Holdings has been fully cooperating with the Commission Staff in its review and has fully responded to Commission Staff’s requests for information. On April 26, 2005, the Commission Staff issued a report by its consultant, Potomac Economics, concerning the balancing energy transactions at issue. This report indicates no evidence of unlawful activities by TXU Energy Holdings. The Staff indicated in an accompanying memorandum that it does not intend to pursue any enforcement actions against market participants, including TXU Energy Holdings, in this matter.

Nuclear Decommissioning — Through December 31, 2001, decommissioning costs were recovered from consumers based upon a 1992 site-specific study through rates placed in effect under TXU Corp.’s January 1993 rate increase request. Effective January 1, 2002, decommissioning costs are recovered through a tariff charged to REPs by TXU Electric Delivery based upon a 1997 site-specific study, adjusted for trust fund assets, as a component of delivery fees effective under TXU Corp.’s 2001 Unbundled Cost of Service filing. During the first quarter of 2005, an updated study of the cost to decommission TXU Corp.’s nuclear generating facility was completed and options to fund the cost are being evaluated. Based on the study, changes in the tariff, if any, are expected to be filed with the PUC in mid-2005.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

	March 31, 2005	December 31, 2004
Period-end MtM VaR:	$21	$20
Average Month-end MtM VaR:	$17	$20

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

	March 31, 2005	December 31, 2004
EaR	$24	$24
CFaR	$62	$116

Natural Gas Price & Market Heat-Rate Exposure — Wholesale electricity prices in the Texas market generally move with the price of natural gas because marginal demand is generally met with gas-fired generation plants. Wholesale electricity prices also move with market heat rates, which are a measure of the efficiency of the marginal supplier (generally gas plants) in generating electricity.

US Holdings is both a producer and a buyer of wholesale electricity. The generation operations supply power to the wholesale market and the retail business, which also purchases power in the wholesale market. The combination of these two businesses provides a partial natural hedge against near-term price volatility in wholesale electricity and natural gas markets. With this natural hedge and US Holdings’ wholesale market positions, for 2005 US Holdings’ portfolio position is substantially balanced with respect to changes in natural gas prices, given US Holdings’ projections of baseload unit availability and customer churn and assuming no changes in the price-to-beat rates. The primary sensitivity to natural gas prices over the near term derives from the price-to-beat structure for residential and small business customers; higher price-to-beat rates triggered by higher gas prices could result in increased profitability but also more customer churn, and vice versa. In the near term, US Holdings has more significant exposure to changes in market heat rates than natural gas prices, in part due to US Holdings’ 8,825 MW of active gas-fired generation capacity in Texas that US Holdings currently dispatches for its own use. US Holdings expects that increases in heat rates would increase the profitability of its overall market position and its gas-fired generation fleet, and vice versa.

Over the longer term, US Holdings’ exposure to changes in natural gas prices and market heat rates is expected to increase. The magnitude of this exposure is determined by several key assumptions including, but not limited to, baseload generation capacity factors, gas plant availability, the size of the retail business (both large business and residential), and the levels and stability of margins in the retail business. In the unlikely case that US Holdings’ retail price changes exactly and immediately mirrored changes in wholesale electricity markets, US Holdings could experience an approximate $250 million reduction in annual pretax earnings for every $0.50 per million British thermal units reduction in natural gas prices (approximate 7% change in current price) sustained over a full year. In the same scenario of retail price linkage to wholesale markets, if natural gas prices and other nonprice conditions remained unchanged, but ERCOT electricity prices declined by $5/MWh (approximate 8% change in current price) for a full year because of declining market heat rates, US Holdings could experience an approximate $320 million reduction in annual pretax earnings.

INTEREST RATE RISK

See Note 3 to Financial Statements for a discussion of the issuance and retirement of debt since December 31, 2004.

CREDIT RISK

Credit Risk — Credit risk relates to the risk of loss associated with nonperformance by counterparties. TXU Corp. maintains credit risk policies with regard to its counterparties to minimize overall credit risk. These policies require an evaluation of a potential counterparty’s financial condition, credit rating, and other quantitative and qualitative credit criteria and specify authorized risk mitigation tools, including but not limited to use of standardized agreements that allow for netting of positive and negative exposures associated with a single counterparty. TXU Corp. has standardized documented processes for monitoring and managing its credit exposure, including methodologies to analyze counterparties’ financial strength, measurement of current and potential future credit exposures and standardized contract language that provides rights for netting and set-off. Credit enhancements such as parental guarantees, letters of credit, surety bonds and margin deposits are also utilized. Additionally, individual counterparties and credit portfolios are managed to preset limits and stress tested to assess potential credit exposure. This evaluation results in establishing credit limits or collateral requirements prior to entering into an agreement with a counterparty that creates credit exposure to TXU Corp. Additionally, TXU Corp. has established controls to determine and monitor the appropriateness of these limits on an ongoing basis. Any prospective material adverse change in the payment history or financial condition of a counterparty or downgrade of its credit quality will result in the reassessment of the credit limit with that counterparty. This process can result in the subsequent reduction of the credit limit or a request for additional financial assurances.

Credit Exposure — US Holdings’ gross exposure to credit risk related to trade accounts receivable, as well as commodity contract assets and other derivative assets that arise primarily from hedging activities, totaled $2.1 billion at March 31, 2005.

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

Most of the remaining trade accounts receivable are with large business customers and hedging counterparties. These counterparties include major energy companies, financial institutions, electric utilities, independent power producers, oil and gas producers and energy trading companies. The exposure to credit risk from these customers and counterparties, excluding credit collateral, as of March 31, 2005, is $1.09 billion net of standardized master netting contracts and agreements that provide the right of offset of positive and negative credit exposures with individual customers and counterparties. When considering collateral currently held by TXU Corp. (cash, letters of credit and other security interests), the net credit exposure is $860 million. Of this amount, approximately 85% of the associated exposure is with investment grade customers and counterparties, as determined using publicly available information including major rating agencies’ published ratings and US Holdings’ internal credit evaluation process. Those customers and counterparties without an S&P rating of at least BBB- or similar rating from another major rating agency are rated using internal credit methodologies and credit scoring models to estimate an S&P equivalent rating. TXU Corp. routinely monitors and manages its credit exposure to these customers and counterparties on this basis.

US Holdings is also exposed to credit risk related to the Capgemini put option with a carrying value of $154 million. Subject to certain terms and conditions, Cap Gemini North America, Inc. and its parent, Cap Gemini S.A., have guaranteed the performance and payment obligations of Capgemini under the services agreement, as well as the payment in connection with the put option. S&P currently maintains a BB+ rating with a negative outlook for Cap Gemini S.A.

The following table presents the distribution of credit exposure as of March 31, 2005, for trade accounts receivable from large business customers, commodity contract assets and other derivative assets that arise primarily from hedging activities, by investment grade and noninvestment grade, credit quality and maturity.

				Exposure by Maturity
	Exposure before Credit Collateral	Credit Collateral	Net Exposure	2 years or less	Between 2-5 years	Greater than 5 years	Total
Investment grade	$894	$166	$728	$554	$94	$80	$728
Noninvestment grade	196	64	132	102	16	14	132

Totals	$1,090	$230	$860	$656	$110	$94	$860

Investment grade	82%	72%	85%
Noninvestment grade	18%	28%	15%

US Holdings had exposure with two counterparties each having exposure greater than 10% of the net exposure of $860 million at March 31, 2005. These two counterparties represent approximately 10% and 11% respectively of the net exposure and are viewed to be a minimal credit risk. Additionally, approximately 76% of the credit exposure, net of collateral held, has a maturity date of two years or less. US Holdings does not anticipate any material adverse effect on its financial position or results of operations as a result of nonperformance by any customer or counterparty.

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

ERCOT is the independent system operator that is responsible for maintaining reliable operation of the bulk electric power supply system in the ERCOT region. Its responsibilities include the clearing and settlement of electricity volumes and related ancillary services among the various participants in the deregulated Texas market. Settlement information is due from ERCOT within two months after the operating day, and true-up settlements are due from ERCOT within six months after the operating day. As a result, US Holdings is subject to settlement adjustments from ERCOT related to prior periods, which may result in charges or credits impacting future reported results of operations.

US Holdings’ businesses operate in changing market environments influenced by various legislative and regulatory initiatives regarding deregulation, regulation or restructuring of the energy industry, including deregulation of the production and sale of electricity. US Holdings will need to adapt to these changes and may face increasing competitive pressure. For example, the Texas electricity market was deregulated as of January 1, 2002, and competition has resulted, and may continue to result in, declines in customer counts and sales volumes.

US Holdings’ businesses are subject to changes in laws (including PURA, the Federal Power Act, as amended, the Atomic Energy Act, as amended, the Public Utility Regulatory Policies Act of 1978, as amended, the Clean Air Act, as amended, and the Public Utility Holding Company Act of 1935, as amended) and changing governmental policy and regulatory actions (including those of the Commission, the FERC, the EPA and the NRC) with respect to matters including, but not limited to, market structure and design, operation of nuclear power facilities, construction and operation of other power generation facilities, construction and operation of transmission facilities, acquisition, disposal, depreciation, and amortization of regulated assets and facilities, recovery of purchased gas and power costs, decommissioning costs, and return on invested capital for US Holdings’ regulated businesses, and present or prospective wholesale and retail competition. In particular, PURA and the Commission will be subject to sunset review by the Texas Legislature during this 2005 legislative session. See “ERCOT Market Issues” and “Wholesale Market Design” above.

TXU Energy Holdings, along with other market participants, is subject to oversight by the Commission. In that connection, TXU Energy Holdings and other market participants may be subject to various competition-related rules and regulations, including but not limited to possible price-mitigation rules, as well as rules related to market behavior.

US Holdings is not guaranteed any rate of return on its capital investments in unregulated businesses. US Holdings markets and trades power, including power from its own production facilities, as part of its wholesale markets management operation. US Holdings’ results of operations are likely to depend in large part upon prevailing retail rates, which are set in part by regulatory authorities, and market prices for electricity, gas and coal in its regional market and other competitive markets. Market prices may fluctuate substantially over relatively short periods of time. Demand for electricity can fluctuate dramatically, creating periods of substantial under- or over-supply. During periods of over-supply, prices might be depressed. Also, at times there may be political pressure, or pressure from regulatory authorities with jurisdiction over wholesale and retail energy commodity and transportation rates, to impose price limitations, bidding rules and other mechanisms to address volatility and other issues in these markets.

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

Volatility in market prices for fuel and electricity may result from:

•	severe or unexpected weather conditions,

•	seasonality,

•	changes in electricity usage,

•	illiquidity in the wholesale power or other markets,

•	transmission or transportation constraints, inoperability or inefficiencies,

•	availability of competitively priced alternative energy sources,

•	changes in supply and demand for energy commodities,

•	changes in power production capacity and heat rate,

•	outages at US Holdings’ power production facilities or those of its competitors,

•	changes in production and storage levels of natural gas, lignite, coal and crude oil and refined products,

•	natural disasters, wars, sabotage, terrorist acts, embargoes and other catastrophic events, and

•	federal, state, local and foreign energy, environmental and other regulation and legislation.

All but one of US Holdings’ facilities for power production are located in the ERCOT region, a market with limited interconnections to other markets. Electricity prices in the ERCOT region are correlated to gas prices because gas-fired plant is the marginal cost unit during the majority of the year in the ERCOT region. Accordingly, the contribution to earnings and the value of US Holdings’ baseload power production is dependent in significant part upon the price of natural gas. US Holdings cannot fully hedge the risk associated with dependency on gas because of the expected useful life of US Holdings’ power production assets and the size of its position relative to market liquidity.

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

The current credit ratings for US Holdings and its subsidiaries’ long-term debt are investment grade. A rating reflects only the view of a rating agency, and it is not a recommendation to buy, sell or hold securities. Any rating can be revised upward or downward at any time by a rating agency if such rating agency decides that circumstances warrant such a change. If S&P, Moody’s or Fitch were to downgrade US Holdings and/or its subsidiaries’ ratings, particularly below investment grade, borrowing costs would increase, the potential pool of investors and funding sources would likely decrease and liquidity demands would be triggered by the terms of a number of commodity contracts, leases and other agreements.

Most of US Holdings’ large customers, suppliers and counterparties require sufficient creditworthiness in order to enter into transactions. If US Holdings subsidiaries’ ratings were to decline, particularly below investment grade, costs to operate the power business would increase because counterparties may require the posting of collateral in the form of cash-related instruments, or counterparties may decline to do business with US Holdings’ subsidiaries.

In addition, as discussed in the 2004 Form 10-K, the terms of certain of US Holdings’ financing and other arrangements contain provisions that are specifically affected by changes in credit ratings and could require the posting of collateral, the repayment of indebtedness or the payment of other amounts.

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

The ownership and operation of nuclear facilities, including US Holdings’ ownership and operation of the Comanche Peak generation plant, involve certain risks. These risks include: mechanical or structural problems; inadequacy or lapses in maintenance protocols; the impairment of reactor operation and safety systems due to human error; the costs of storage, handling and disposal of nuclear materials; limitations on the amounts and types of insurance coverage commercially available; and uncertainties with respect to the technological and financial aspects of decommissioning nuclear facilities at the end of their useful lives. The following are among the more significant of these risks:

•	Operational Risk – Operations at any nuclear power production plant could degrade to the point where the plant would have to be shut down. Over the next three years, certain equipment at Comanche Peak is expected to be replaced. The cost of these actions is currently expected to be material and could result in extended outages. If this were to happen, the process of identifying and correcting the causes of the operational downgrade to return the plant to operation could require significant time and expense, resulting in both lost revenue and increased fuel and purchased power expense to meet supply commitments. Rather than incurring substantial costs to restart the plant, the plant may be shut down. Furthermore, a shut-down or failure at any other nuclear plant could cause regulators to require a shut-down or reduced availability at Comanche Peak.

•	Regulatory Risk – The NRC may modify, suspend or revoke licenses and impose civil penalties for failure to comply with the Atomic Energy Act, the regulations under it or the terms of the licenses of nuclear facilities. Unless extended, the NRC operating licenses for Comanche Peak Unit 1 and Unit 2 will expire in 2030 and 2033, respectively. Changes in regulations by the NRC could require a substantial increase in capital expenditures or result in increased operating or decommissioning costs.

•	Nuclear Accident Risk – Although the safety record of Comanche Peak and other nuclear reactors generally has been very good, accidents and other unforeseen problems have occurred both in the US and elsewhere. The consequences of an accident can be severe and include loss of life and property damage. Any resulting liability from a nuclear accident could exceed US Holdings’ resources, including insurance coverage.

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

While US Holdings may now offer prices other than the price-to-beat, it is obligated to offer the price-to-beat rate to its residential and small business customers in its historical service territory through January 1, 2007.

The results of US Holdings’ retail electric operations in its historical service territory are largely dependent upon the amount of headroom available to US Holdings in its price-to-beat rate. The margin or “headroom” available in the price-to-beat rate for any REP equals the difference between the price-to-beat rate and the sum of delivery charges and the price that REP pays for power. Headroom may be a positive or a negative number. Since headroom is dependent, in part, on power production and purchase costs, US Holdings does not know nor can it estimate the amount of headroom that it will have in its price-to-beat rate. There is no assurance that future adjustments to US Holdings’ price-to-beat rate will be adequate to cover future increases in its costs of electricity to serve its price-to-beat rate customers or that US Holdings’ price-to-beat rate will not result in negative headroom in the future. In addition, US Holdings faces competition for customers within its historical service territory. Such competitors may be larger or better capitalized or have well known brand recognition. Such competition may also offer prices that are too low to be sustainable over the long-term, but attract customers away from US Holdings.

In most retail electric markets outside its historical service territory, US Holdings’ principal competitor may be the retail affiliate of the local incumbent utility company. The incumbent retail affiliates have the advantage of long-standing relationships with their customers. In addition to competition from the incumbent utilities and their affiliates, US Holdings may face competition from a number of other energy service providers, or other energy industry participants, who may develop businesses that will compete with US Holdings and nationally branded providers of consumer products and services. Some of these competitors or potential competitors may be larger and better capitalized than US Holdings. If there is inadequate margin in these retail electric markets, it may not be profitable for US Holdings to enter these markets.

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

The inability to raise capital on favorable terms, particularly during times of uncertainty in the financial markets, could impact US Holdings’ ability to sustain and grow its businesses, which are capital intensive, and would increase its capital costs. US Holdings relies on access to financial markets as a significant source of liquidity for capital requirements not satisfied by cash on hand or operating cash flows. US Holdings’ access to the financial markets could be adversely impacted by various factors, such as:

•	changes in credit markets that reduce available credit or the ability to renew existing liquidity facilities on acceptable terms;

•	inability to access commercial paper markets;

•	a deterioration of US Holdings’ credit or the credit of its subsidiaries or a reduction in US Holdings’ credit ratings or the credit ratings of its subsidiaries;

•	extreme volatility in US Holdings’ markets that increases margin or credit requirements;

•	a material breakdown in US Holdings’ risk management procedures;

•	prolonged delays in billing and payment resulting from delays in switching customers from one REP to another; and

•	the occurrence of material adverse changes in US Holdings’ businesses that restrict US Holdings’ ability to access its liquidity facilities.

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

FORWARD-LOOKING STATEMENTS

This report and other presentations made by US Holdings and its subsidiaries (collectively, US Holdings) contain “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, that are included in this report, or made in presentations, in response to questions or otherwise, that address activities, events or developments that US Holdings expects or anticipates to occur in the future, including such matters as projections, capital allocation and cash distribution policy, future capital expenditures, business strategy, competitive strengths, goals, future acquisitions or dispositions, development or operation of power production assets, market and industry developments and the growth of US Holdings’ business and operations (often, but not always, through the use of words or phrases such as “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimated,” “projection,” “target,” “outlook”), are forward-looking statements. Although US Holdings believes that in making any such forward-looking statement its expectations are based on reasonable assumptions, any such forward-looking statement involves uncertainties and is qualified in its entirety by reference to the discussion of risk factors discussed above under “RISK FACTORS THAT MAY AFFECT FUTURE RESULTS” and the following important factors, among others, that could cause the actual results of US Holdings to differ materially from those projected in such forward-looking statements:

•	prevailing governmental policies and regulatory actions, including those of the FERC, the Commission, the RRC and the NRC, with respect to:

•	allowed rates of return;

•	industry, market and rate structure;

•	purchased power and recovery of investments;

•	operations of nuclear generating facilities;

•	acquisitions and disposal of assets and facilities;

•	operation and construction of facilities;

•	decommissioning costs;

•	present or prospective wholesale and retail competition;

•	changes in tax laws and policies; and

•	changes in and compliance with environmental and safety laws and policies;

•	continued implementation of, and “sunset” provisions regarding, the 1999 Restructuring Legislation;

•	legal and administrative proceedings and settlements;

•	general industry trends;

•	power costs (including repair costs) and availability;

•	weather conditions and other natural phenomena, and acts of sabotage, wars or terrorist activities;

•	unanticipated population growth or decline, and changes in market demand and demographic patterns;

•	changes in business strategy, development plans or vendor relationships;

•	US Holdings’ ability to implement the initiatives that are part of its restructuring, operational improvement and cost reduction program, and the terms upon which those initiatives are executed;

•	competition for retail and wholesale customers;

•	access to adequate transmission facilities to meet changing demands;

•	pricing and transportation of crude oil, natural gas and other commodities;

•	unanticipated changes in interest rates, commodity prices, or rates of inflation;

•	unanticipated changes in operating expenses, liquidity needs and capital expenditures;

•	commercial bank market and capital market conditions;

•	competition for new energy development and other business opportunities;

•	inability of various counterparties to meet their obligations with respect to US Holdings’ financial instruments;

•	changes in technology used by and services offered by US Holdings;

•	significant changes in US Holdings’ relationship with its employees, including the availability of qualified personnel, and the potential adverse effects if labor disputes or grievances were to occur;

•	significant changes in critical accounting policies material to US Holdings; and

•	actions by credit rating agencies.

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

ITEM 4. CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of US Holdings’ management, including the principal executive officer and principal financial officer, of the effectiveness of the design and operation of the disclosure controls and procedures in effect as of the end of the current period included in this quarterly report. Based on the evaluation performed, US Holdings’ management, including the principal executive officer and principal financial officer, concluded that the disclosure controls and procedures were effective. During the most recent fiscal quarter covered by this quarterly report, there has been no change in US Holdings’ internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, US Holdings’ internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Reference is made to the discussion in Note 5 to Financial Statements regarding legal proceedings.

ITEM 6. EXHIBITS

(a)	Exhibits provided as part of Part II are:

Exhibits	Previously Filed* With File Number	As Exhibit
(10)	Material Contracts

10	1-12833 Form 8-K (filed April 1, 2005)	10	—	$3.5 billion Amended and Restated Credit Agreement, dated March 31, 2005, by and among TXU Electric Delivery, TXU Energy Holdings, JP Morgan Chase Bank, N.A., Citibank, N.A., Wachovia Bank, National Association, Bank of America, N.A., Calyon New York Branch and certain other lenders party thereto.

(15)	Letter re: Unaudited Interim Financial Information

15			—	Letter from independent registered public accounting firm as to unaudited interim financial information.

(31)	Rule 13a - 14(a)/15d - 14(a) Certifications.

31(a)			—	Certification of T.L. Baker, principal executive officer of TXU US Holdings Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(b)			—	Certification of Kirk R. Oliver, principal financial officer of TXU US Holdings Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)	Section 1350 Certifications.

32(a)			—	Certification of T.L. Baker, principal executive officer of TXU US Holdings Company, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32(b)			—	Certification of Kirk R. Oliver, principal financial officer of TXU US Holdings Company, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(99)	Additional Exhibits.

99			—	Condensed Statement of Consolidated Income – Twelve Months Ended March 31, 2005.

*	Incorporated herein by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

TXU US HOLDINGS COMPANY

By	/s/ Stan Szlauderbach
Stan Szlauderbach
Senior Vice President and Controller

Date: May 12, 2005