Form 10-K/A
period 2004-12-31
TXU US HOLDINGS CO
filed 2005-06-24
CIK 710182

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

— OR —

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 1-11668

TXU US Holdings Company

(Exact Name of Registrant as Specified in its Charter)

Texas	75-1837355
(State of Incorporation)	(I.R.S. Employer Identification No.)

1601 Bryan Street, Dallas TX 75201-3411	(214) 812-4600
(Address of Principal Executive Offices) (Zip Code)	(Registrant’s Telephone Number)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Preferred Stock, without par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Aggregate market value of TXU US Holdings Company Common Stock held by non-affiliates: None

Common Stock outstanding at March 29, 2005: 2,062,768 Class A shares, without par value and 39,192,594 Class B shares, without par value.

DOCUMENTS INCORPORATED BY REFERENCE - None

Explanatory Note

This Form 10-K/A is being filed to revise the presentation of cash flows from discontinued operations in the Statements of Consolidated Cash Flows for each of the three years in the period ended December 31, 2004. This revision does not impact operating, financing and investing cash flows related to continuing operations or the net change in cash and cash equivalents as originally presented in the Statements of Consolidated Cash Flows, but provides additional details of cash flows from discontinued operations.

In connection with the preparation of the report on Form 10-Q for the quarter ended March 31, 2005, TXU US Holdings Company management reviewed its method of presenting discontinued operations in its Statements of Condensed Consolidated Cash Flows and concluded it should revise the presentation to provide more information in accordance with the provisions of FASB Statement No. 95 “Statement of Cash Flows.” Accordingly, beginning with the quarter ended March 31, 2005, TXU US Holdings Company began presenting cash flows from discontinued operations in the categories of operating, investing and financing activities instead of a single line presentation.

This Form 10-K/A for 2004, 2003 and 2002 includes these revisions and hereby amends:

•	Part II, Item 8, Financial Statements. Revisions have been made to the Statements of Consolidated Cash Flows for 2004, 2003 and 2002, Note 20 has been added to “Notes to Financial Statements” and the Report of Independent Registered Public Accounting Firm has been updated.

•	Part II, Item 9A, Controls and Procedures. Added management’s conclusion that revisions to the Statements of Consolidated Cash Flows did not result from material weaknesses in internal controls over financial reporting.

•	Part IV, Item 15, Exhibits. Amended to file herewith, Exhibit 23, Consent of Independent Registered Public Accounting Firm, and Exhibits 31(a), 31(b), 32(a) and 32(b), Certifications of the Chief Executive Officer and the Chief Financial Officer of TXU US Holdings Company required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.

i

GLOSSARY

When the following terms and abbreviations appear in the text of this report, they have the meanings indicated below.

1999 Restructuring Legislation	legislation that restructured the electric utility industry in Texas to provide for retail competition

2002 Form 8-K	US Holdings’ Current Report on Form 8-K filed on February 26, 2003 for TXU Energy Holdings with respect to its financial information for the year ended December 31, 2002, and Form 8-K filed September 16, 2003 to reflect the impact of adopting SFAS 145 on the financial information reported in the Form 8-K filed on February 26, 2003

2002 Form 10-K	US Holdings’ Annual Report on Form 10-K for the year ended December 31, 2002

2003 Form 10-K	US Holdings’ Annual Report on Form 10-K for the year ended December 31, 2003

APB 25	Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”

APB 30	Accounting Principles Board Opinion No. 30, “Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions”

Bcf	billion cubic feet

Capgemini	Capgemini Energy LP, a new company providing business process support services to TXU Corp. and a subsidiary of Cap Gemini North America Inc.

Commission	Public Utility Commission of Texas

EITF	Emerging Issues Task Force

EITF 98-10	EITF Issue No. 98-10, “Accounting for Contracts Involved in Energy Trading and Risk Management Activities”

EITF 02-3	EITF Issue No. 02-3, “Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities”

EPA	Environmental Protection Agency

ERCOT	Electric Reliability Council of Texas, the Independent System Operator and the regional reliability coordinator of various electricity systems within Texas

ERISA	Employee Retirement Income Security Act

FASB	Financial Accounting Standards Board, the designated organization in the private sector for establishing standards for financial accounting and reporting.

FERC	Federal Energy Regulatory Commission

FIN	Financial Accounting Standards Board Interpretation

FIN 46	FIN No. 46, “Consolidation of Variable Interest Entities”

FIN 46R	FIN No. 46 (Revised 2003), “Consolidation of Variable Interest Entities”

Fitch	Fitch Ratings, Ltd.

FSP	FASB Staff Position (interpretations of standards issued by the staff of the FASB)

FSP 106-1	FSP 106-1, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003”

FSP 106-2	FSP 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003”

GW	gigawatts

GWh	gigawatt-hours

historical service territory	the territory, largely in North Texas, being served by US Holdings as a regulated utility at the time of entering retail competition on January 1, 2002

IRS	Internal Revenue Service

kV	kilovolts

kWh	kilowatt-hours

Moody’s	Moody’s Investors Services, Inc.

MW	megawatts

MWh	megawatt-hours

NRC	United States Nuclear Regulatory Commission

POLR	provider of last resort of electricity to certain customers under the Commission rules interpreting the 1999 Restructuring Legislation

price-to-beat rate	residential and small business customer electricity rates established by the Commission that (i) were required to be charged in a REP’s historical service territories until the earlier of January 1, 2005 or the date when 40% of the electricity consumed by such customer classes is supplied by competing REPs, adjusted periodically for changes in fuel costs, and (ii) are required to be made available to those customers until January 1, 2007

REP	retail electric provider

S&P	Standard & Poor’s, a division of the McGraw Hill Companies

Sarbanes-Oxley	Sarbanes –Oxley Act of 2002

SEC	United States Securities and Exchange Commission

Settlement Plan	regulatory settlement plan that received final approval by the Commission in January 2003

SFAS	Statement of Financial Accounting Standards issued by the FASB

SFAS 4	SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt”

SFAS 34	SFAS No. 34, “Capitalization of Interest Cost”

SFAS 71	SFAS No. 71, “Accounting for the Effect of Certain Types of Regulation”

SFAS 87	SFAS No. 87, “Employers’ Accounting for Pensions”

SFAS 106	SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions”

SFAS 109	SFAS No. 109, “Accounting for Income Taxes”

SFAS 123	SFAS No. 123, “Accounting for Stock-Based Compensation”

SFAS 123R	SFAS No. 123 (revised 2004), “Share-Based Payment”

SFAS 133	SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”

SFAS 140	SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities a replacement of FASB Statement 125”

SFAS 142	SFAS No. 142, “Goodwill and Other Intangible Assets”

SFAS 143	SFAS No. 143, “Accounting for Asset Retirement Obligations”

SFAS 144	SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”

SFAS 145	SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement 13, and Technical Corrections”

SG&A	selling, general and administrative

TCEQ	Texas Commission on Environmental Quality

TXU Corp.	refers to TXU Corp., a holding company, and/or its consolidated subsidiaries, depending on context

TXU Electric Delivery	refers to TXU Electric Delivery Company (formerly Oncor Electric Delivery Company), a subsidiary of US Holdings, and/or its consolidated bankruptcy remote financing subsidiary, TXU Electric Delivery Transition Bond Company LLC (formerly Oncor Electric Delivery Transition Bond Company LLC), depending on context

TXU Energy Holdings	refers to TXU Energy Company LLC, a subsidiary of US Holdings, and/or its consolidated subsidiaries, depending on context

TXU Fuel	TXU Fuel Company, a former subsidiary of TXU Energy Holdings

TXU Gas	TXU Gas Company, a former subsidiary of TXU Corp.

TXU Mining	TXU Mining Company LP, a subsidiary of TXU Energy Holdings

TXU Portfolio Management	TXU Portfolio Management Company LP, a subsidiary of TXU Energy Holdings

US	United States of America

US GAAP	accounting principles generally accepted in the US

US Holdings	TXU US Holdings Company, a subsidiary of TXU Corp. and parent of the TXU Energy Holdings and TXU Electric Delivery businesses

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

There have been no changes in US Holdings’ internal controls over financial reporting for its operations that have occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, US Holdings’ internal controls over financial reporting.

As discussed in Note 20 to Financial Statements, US Holdings has revised the Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2004. Management concluded the revision did not result from a material weakness in internal controls over financial reporting. Consequently, no additional changes in the design and operation of internal controls over financial reporting in effect at December 31, 2004 have been implemented.

1

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

The management of TXU US Holdings Company is responsible for establishing and maintaining a system of internal control, which includes the internal controls and procedures for financial reporting, that is designed to provide reasonable assurance, on a cost-effective basis, that assets are safeguarded, transactions are executed in accordance with management’s authorization and financial records are reliable for preparing consolidated financial statements. Management believes that the system of control provides reasonable assurance that errors or irregularities that could be material to the consolidated financial statements are prevented or would be detected within a timely period. Key elements in this system include the effective communication of established written policies and procedures, selection and training of qualified personnel and organizational arrangements that provide an appropriate division of responsibility. This system of control is augmented by an ongoing internal audit program designed to evaluate its adequacy and effectiveness. Management considers the recommendations of the internal auditors and independent auditors concerning TXU US Holdings Company’s system of internal control and takes appropriate actions which are cost-effective in the circumstances. Management believes that, as of December 31, 2004, TXU US Holdings Company’s system of internal control was adequate to accomplish the objectives discussed herein.

The independent registered public accounting firm of Deloitte & Touche LLP is engaged to audit, in accordance with auditing standards generally accepted in the United States of America, the consolidated financial statements of TXU US Holdings Company and its subsidiaries and to issue their report thereon.

/s/ T.L. Baker	/s/ KIRK R. OLIVER
T.L. Baker, Chairman of the Board, President and Chief Executive	Kirk R. Oliver, Executive Vice President and Chief Financial Officer

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

As discussed in Note 20 to the Notes to Financial Statements, the statements of consolidated cash flows for each of the three years in the period ended December 31, 2004 have been restated to present cash flows from discontinued operations in the categories of operating, investing and financing activities.

DELOITTE & TOUCHE LLP

Dallas, Texas

March 28, 2005 (June 8, 2005 as to Note 20)

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
	(millions of dollars) (as restated, see Note 20)
Cash flows — operating activities
Income from continuing operations before extraordinary gain (loss) and cumulative effect of changes in accounting principles	$672	$736	$547
Adjustments to reconcile income from continuing operations before extraordinary gain (loss) and cumulative effect of changes in accounting principles to cash provided by operating activities:
Depreciation and amortization	804	773	783
Deferred income taxes and investment tax credits — net	(127)	119	58
Losses on early extinguishment of debt	1	—	—
Asset writedowns and lease related charges	373	—	237
Net gain from sales of assets	(135)	(45)	(32)
Net effect of unrealized mark-to-market valuations of commodity contracts	109	100	113
Change in regulatory-related liability	(70)	(144)	34
Net equity loss from unconsolidated affiliates	7	—	—
Stock-based compensation expense	33	13	(1)
Bad debt expense	90	119	160
Changes in operating assets and liabilities:
Accounts receivable — trade (including affiliates)	(229)	108	(561)
Impact of accounts receivable sales program	(73)	100	(15)
Inventories	16	(46)	(44)
Accounts payable — trade (including affiliates)	153	20	57
Commodity contract assets and liabilities	(5)	24	(45)
Margin deposits	34	25	(6)
Other net assets	(33)	(283)	(43)
Other net liabilities	218	340	49

Cash provided by operating activities	1,838	1,959	1,291
Cash flows — financing activities
Issuances of securities:
Exchangeable subordinated notes	—	—	750
Other long-term debt	1,590	2,320	3,111
Retirements/repurchases of securities:
Long-term debt	(1,280)	(1,391)	(2,772)
Preferred securities	—	(98)	—
Common stock	—	(463)	—
Increase (decrease) in notes payable to bank	210	(1,804)	1,804
Net change in advances from affiliates	(1,755)	(59)	(799)
Dividends paid to parent	(775)	(588)	(927)
Preferred stock dividends paid	(2)	(5)	(9)
Restricted cash activity related to debt	—	210	(210)
Debt premium, discount, financing and reacquisition expenses	(37)	(66)	(174)

Cash provided by (used in) financing activities	(2,049)	(1,944)	774

Cash flows — investing activities
Capital expenditures	(881)	(706)	(797)
Dispositions of businesses	500	14	—
Proceeds from sale of assets	30	10	447
Nuclear fuel	(87)	(44)	(51)
Other	(61)	14	(171)

Cash used in investing activities	(499)	(712)	(572)

TXU US HOLDINGS COMPANY AND SUBSIDIARIES

STATEMENTS OF CONSOLIDATED CASH FLOWS (CONT.)

	Year Ended December 31,
	2004	2003	2002
	(millions of dollars) (as restated, see Note 20)
Discontinued operations
Cash used in operating activities	(28)	(3)	(12)
Cash used in financing activities	—	(2)	—
Cash provided by (used in) investing activities	2	—	(28)

Cash used in discontinued operations	(26)	(5)	(40)

Net change in cash and cash equivalents	(736)	(702)	1,453

Cash and cash equivalents — beginning balance	806	1,508	55

Cash and cash equivalents — ending balance	$70	$806	$1,508

See Notes to Financial Statements.

TXU US HOLDINGS COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2004	2003
	(millions of dollars)
ASSETS
Current assets:
Cash and cash equivalents	$70	$806
Restricted cash	49	12
Accounts receivable:
Affiliates	2	—
Trade	1,212	1,001
Advances to affiliates	1,277	—
Inventories	317	415
Commodity contract assets	546	548
Other current assets	282	258

Total current assets	3,755	3,040
Investments:
Restricted cash	28	13
Other investments	588	510
Property, plant and equipment — net	16,529	16,677
Goodwill	542	558
Regulatory assets — net	1,891	1,872
Commodity contract assets	315	109
Cash flow hedges and other derivative assets	8	88
Assets held for sale	17	60
Other noncurrent assets	290	143

Total assets	$23,963	$23,070

LIABILITIES, PREFERRED INTERESTS AND SHAREHOLDERS’ EQUITY
Current liabilities:
Advances from affiliates	$—	$691
Notes payable — banks	210	—
Long-term debt due currently	218	249
Accounts payable — trade	919	775
Commodity contract liabilities	491	502
Accrued taxes	581	435
Other current liabilities	958	864

Total current liabilities	3,377	3,516
Accumulated deferred income taxes	3,309	3,382
Investment tax credits	405	428
Commodity contract liabilities	347	47
Cash flow hedges and other derivative liabilities	178	140
Liabilities held for sale	6	11
Other noncurrent liabilities and deferred credits	1,848	1,512
Long-term debt, less amounts due currently	7,571	7,217
Exchangeable preferred membership interests of TXU Energy Holdings, net of discount of $239 and $253 (Note 8)	511	497

Total liabilities	17,552	16,750
Contingencies (Note 17)
Shareholders’ equity and preferred interests (Notes 9 and 10)	6,411	6,320

Total liabilities, preferred interests and shareholders’ equity	$23,963	$23,070

See Notes to Financial Statements.

TXU US HOLDINGS COMPANY AND SUBSIDIARIES

STATEMENTS OF CONSOLIDATED SHAREHOLDERS’ EQUITY

	Year Ended December 31,
	2004	2003	2002
	(millions of dollars)
Preferred stock — not subject to mandatory redemption:
Balance at beginning of year	$38	$115	$115
Preferred stock repurchased and retired (2003 — 789,830 shares)	—	(77)	—

Balance at end of year (2004 and 2003 — 379,231 shares and 2002 — 1,169,061 shares)	38	38	115

Common stock without par value — authorized shares — 180,000,000:
Balance at beginning of year	—	2,514	2,248
Common stock repurchased and retired (2003 — 11,562,500 shares)	—	(463)	—
Noncash capital contribution related to issuance of exchangeable subordinated debt	—	—	266
Transfer of equity to new classes of common stock – 41,255,362 shares	—	(2,051)	—

Balance at end of year (2002 — 52,817,862 shares)	—	—	2,514

Class A common stock without par value — authorized shares — 9,000,000
Balance at beginning of year	102	—	—
Transfer of equity from old class of common stock- 2,062,768 shares	—	102	—
Noncash contributions related to share-based compensation	38	—	—

Balance at end of year (2004 and 2003 — 2,062,768 shares)	140	102	—

Class B common stock without par value — authorized shares — 171,000,000
Balance at beginning of year	1,949	—	—
Transfer of equity from old class of common stock—39,192,594 shares	—	1,949	—

Balance at end of year (2004 and 2003 — 39,192,594 shares)	1,949	1,949	—

Retained earnings:
Balance at beginning of year	4,366	4,261	5,086
Net income	660	660	361
Common stock dividends declared	(562)	(550)	(1,177)
Dividends declared on preferred stock	(2)	(5)	(9)

Balance at end of year	4,462	4,366	4,261

Accumulated other comprehensive income (loss), net of tax effects:
Minimum pension liability adjustment:
Balance at beginning of year	(15)	(38)	(1)
Change during the year	3	23	(37)

Balance at end of year	(12)	(15)	(38)

Cash flow hedges (SFAS 133):
Balance at beginning of year	(120)	(150)	16
Change during the year	(46)	30	(166)

Balance at end of year	(166)	(120)	(150)

Total accumulated other comprehensive loss	(178)	(135)	(188)

Total common stock equity	6,373	6,282	6,587

Shareholders’ equity	$6,411	$6,320	$6,702

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

	Income Statement Classification	Charge/(Credit) to Earnings
		Pretax	After-tax
TXU Energy Holdings segment:
Charges related to leased equipment	Other deductions	$180	$117
Software write-off	Other deductions	107	70
Employee severance costs	Other deductions	107	69
Power purchase contract termination	Other deductions	101	66
Spare parts inventory write-down	Other deductions	79	51
Outsourcing transition costs	Other deductions	10	6
Other asset impairments	Other deductions	6	4
Other charges	Operating costs/SG&A	8	6
Recognition of deferred gain on plant sales	Other income	(58)	(38)
Gain on sale of undeveloped properties	Other income	(19)	(12)
TXU Electric Delivery segment:
Employee severance costs	Other deductions	20	13
Rate case settlement reserve	Other deductions	21	14
Outsourcing transition costs	Other deductions	4	3
Software write-off and asset impairment	Other deductions	4	2
Other charges	Operating costs/SG&A	2	1

Total		$572	$372

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

Investments — Deposits in a nuclear decommissioning trust fund are accounted for as trading securities and are therefore carried at fair value in the balance sheet. Investments in unconsolidated business entities over which US Holdings has significant influence but does not maintain effective control, generally representing ownership of at least 20% and not more than 50% of common equity, are accounted for under the equity method. Assets related to employee benefit plans are held to satisfy deferred compensation liabilities and are recorded at market value. (See Note 6 – Investments).

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

The following table summarizes the impact as of January 1, 2003 of adopting SFAS 143:

Increase in property, plant and equipment – net	$488
Increase in other noncurrent liabilities and deferred credits	(528)
Increase in accumulated deferred income taxes	(3)
Increase in regulatory assets - net	48

Cumulative effect of change in accounting principles	$5

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

4. DISCONTINUED OPERATIONS

The following summarizes the historical consolidated financial information of the businesses reported as discontinued operations:

	Strategic Retail Services	Pedricktown	Total
2004
Operating revenues	$17	$32	$49
Operating costs and expenses	20	37	57
Other deductions (income) – net	10	—	10
Interest income	(1)	—	(1)

Operating loss before income taxes	(12)	(5)	(17)
Income tax expense (benefit)	(4)	(2)	(6)
Charges related to exit (after-tax)	6	17	23

Loss from discontinued operations	$(14)	$(20)	$(34)

2003
Operating revenues	$60	$22	$82
Operating costs and expenses	60	28	88
Other deductions (income) – net	11	—	11
Interest income	(1)	—	(1)
Interest expenses and related charges	1	—	1

Operating loss before income taxes	(11)	(6)	(17)
Income tax expense (benefit)	(4)	(2)	(6)
Charges related to exit (after-tax)	7	—	7

Loss from discontinued operations	$(14)	$(4)	$(18)

2002
Operating revenues	$47	$18	$65
Operating costs and expenses	122	22	144
Interest expenses and related charges	1	—	1

Operating loss before income taxes	(76)	(4)	(80)
Income tax expense (benefit)	(27)	(1)	(28)

Loss from discontinued operations	$(49)	$(3)	$(52)

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

Nuclear Decommissioning Trust — Deposits in a trust fund for costs to decommission the Comanche Peak nuclear-powered generation plant are carried at fair value. (Also see Note 17 – under Nuclear Decommissioning). Decommissioning costs are being recovered from TXU Electric Delivery’s customers as a transmission and distribution charge over the life of the plant and deposited in the trust fund. Gains and losses on investments in the trust fund are offset by corresponding adjustments to regulatory assets or liabilities. A summary of investments in the fund as of December 31, 2004 and 2003 follows:

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

Credit Facilities — At December 31, 2004, TXU Corp. had access to credit facilities (some of which provide for long-term borrowings) as follows:

Facility	Maturity Date	Authorized Borrowers	At December 31, 2004
			Facility Limit	Letters of Credit	Cash Borrowings	Availability

364-day Credit Facility	June 2005	TXU Energy Holdings, TXU Electric Delivery	$600	$75	$—	$525
Three-Year Revolving Credit Facility	June 2007	TXU Energy Holdings, TXU Electric Delivery	1,400	18	210	1,172
Five-Year Revolving Credit Facility	December 2005	TXU Corp.	425	419	—	6
Five-Year Revolving Credit Facility	June 2009	TXU Energy Holdings, TXU Electric Delivery	500	—	—	500
Five-Year Revolving Credit Facility	December 2009	TXU Energy Holdings	500	—	—	500

Total			$3,425	$512	$210	$2,703

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

8. LONG-TERM DEBT

	December 31, 2004	December 31, 2003
TXU Energy Holdings
Pollution Control Revenue Bonds:
Brazos River Authority
3.000% Fixed Series 1994A due May 1, 2029, remarketing date May 1, 2005(a)	$39	$39
5.400% Fixed Series 1994B due May 1, 2029, remarketing date May 1, 2006(a)	39	39
5.400% Fixed Series 1995A due April 1, 2030, remarketing date May 1, 2006(a)	50	50
5.050% Fixed Series 1995B due June 1, 2030, remarketing date June 19, 2006(a)	114	118
7.700% Fixed Series 1999A due April 1, 2033	111	111
6.750% Fixed Series 1999B due September 1, 2034, remarketing date April 1, 2013(a)	16	16
7.700% Fixed Series 1999C due March 1, 2032	50	50
4.950% Fixed Series 2001A due October 1, 2030, remarketing date April 1, 2004(a)	—	121
4.750% Fixed Series 2001B due May 1, 2029, remarketing date November 1, 2006(a)	19	19
5.750% Fixed Series 2001C due May 1, 2036, remarketing date November 1, 2011(a)	217	274
2.030% Floating Series 2001D due May 1, 2033(b)	268	271
2.450% Floating Taxable Series 2001I due December 1, 2036(b)	62	63
2.030% Floating Series 2002A due May 1, 2037(b)	45	61
6.750% Fixed Series 2003A due April 1, 2038, remarketing date April 1, 2013(a)	44	44
6.300% Fixed Series 2003B due July 1, 2032	39	39
6.750% Fixed Series 2003C due October 1, 2038	52	72
5.400% Fixed Series 2003D due October 1, 2029, remarketing date October 1, 2014(a)	31	31

Sabine River Authority of Texas:
6.450% Fixed Series 2000A due June 1, 2021	51	51
5.500% Fixed Series 2001A due May 1, 2022, remarketing date November 1, 2011(a)	91	91
5.750% Fixed Series 2001B due May 1, 2030, remarketing date November 1, 2011(a)	107	107
5.800% Fixed Series 2003A due July 1, 2022	12	12
6.150% Fixed Series 2003B due August 1, 2022	45	45

Trinity River Authority of Texas:
6.250% Fixed Series 2000A due May 1, 2028	14	14
5.000% Fixed Series 2001A due May 1, 2027, remarketing date November 1, 2006(a)	37	37

Other:
6.875% TXU Mining Fixed Senior Notes due August 1, 2005	30	30
6.125% Fixed Senior Notes due March 15, 2008(c)	250	250
7.000% Fixed Senior Notes due March 15, 2013	1,000	1,000
2.838% Floating Rate Senior Notes due January 17, 2006 (d)	400	—
Capital lease obligations	9	13
Other	—	8
Fair value adjustments related to interest rate swaps	15	11
Unamortized discount	—	(2)

Total TXU Energy Holdings	3,257	3,085

TXU Electric Delivery
8.250% Fixed First Mortgage Bonds due April 1, 2004	—	100
6.250% Fixed First Mortgage Bonds due October 1, 2004	—	121
6.750% Fixed First Mortgage Bonds due July 1, 2005	92	92
7.625% Fixed First Mortgage Bonds due July 1, 2025	—	215
7.375% Fixed First Mortgage Bonds due October 1, 2025	—	178
6.375% Fixed Senior Secured Notes due May 1, 2012	700	700
7.000% Fixed Senior Secured Notes due May 1, 2032	500	500
6.375% Fixed Senior Secured Notes due January 15, 2015	500	500
7.250% Fixed Senior Secured Notes due January 15, 2033	350	350
5.000% Fixed Debentures due September 1, 2007	200	200
7.000% Fixed Debentures due September 1, 2022	800	800
Unamortized discount	(19)	(30)

Sub-total	3,123	3,726
TXU Electric Delivery Transition Bond Company LLC (e)
2.260% Fixed Series 2003 Bonds due in semi-annual installments through February 15, 2007	80	103
4.030% Fixed Series 2003 Bonds due in semi-annual installments through February 15, 2010	122	122
4.950% Fixed Series 2003 Bonds due in semi-annual installments through February 15, 2013	130	130
5.420% Fixed Series 2003 Bonds due in semi-annual installments through August 15, 2015	145	145
3.520% Fixed Series 2004 Bonds due in semi-annual installments through November 15, 2009	270	—
4.810% Fixed Series 2004 Bonds due in semi-annual installments through November 15, 2012	221	—
5.290% Fixed Series 2004 Bonds due in semi-annual installments through May 15, 2016	290	—

Total TXU Electric Delivery Transition Bond Company LLC	1,258	500

Total TXU Electric Delivery	4,381	4,226

	December 31, 2004	December 31, 2003
US Holdings
7.170% Fixed Senior Debentures due August 1, 2007	10	10
9.580% Fixed Notes due in semi-annual installments through December 4, 2019	68	70
8.254% Fixed Notes due in quarterly installments through December 31, 2021	64	66
2.494% Floating Rate Junior Subordinated Debentures, Series D due January 30, 2037(d)	1	1
8.175% Fixed Junior Subordinated Debentures, Series E due January 30, 2037	8	8

Total US Holdings	151	155

Total US Holdings consolidated	7,789	7,466

Less amount due currently	218	249

Total long-term debt	$7,571	$7,217

(a)	These series are in the multiannual mode and are subject to mandatory tender prior to maturity on the mandatory remarketing date. On such date, the interest rate and interest rate period will be reset for the bonds.
(b)	Interest rates in effect at December 31, 2004. These series are in a flexible or weekly rate mode and are classified as long-term as they are supported by long-term irrevocable letters of credit. Series in the flexible mode will be remarketed for periods of less than 270 days.
(c)	Interest rates swapped to floating on an aggregate $250 million principal amount.
(d)	Interest rates in effect at December 31, 2004.
(e)	These bonds are nonrecourse to TXU Electric Delivery.

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

9. PREFERRED SECURITIES

Preferred Stock of US Holdings — At December 31, 2004, US Holdings had 379,231 shares of cumulative, preferred stock without par value outstanding with a total stated value of $38 million. Dividend rates range from $4.00 to $5.08 per share. The preferred stock can be redeemed at prices ranging from $101.79 per share to $112.00 per share.

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

For the 2004 reporting period, TXU Corp early adopted SFAS 123R, which eliminates the alternative of applying the intrinsic value measurement provisions of APB 25 to stock compensation awards and requires the measurement of the cost of such awards over the vesting period based on the grant-date fair value of the award. US Holdings adopted SFAS 123R using the modified retrospective method, which allows for application to only prior interim periods in the year of initial adoption and resulted in the recognition of a $9 million ($6 million after-tax) cumulative effect of a change in accounting principle. For a portion of the 2004 period, the performance unit awards were payable in cash, but the awards were modified in December of 2004 and will be payable in stock.

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

12. INCOME TAXES

The components of US Holdings’ provision for income taxes for continuing operations are as follows:

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

14. FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts and related estimated fair values of US Holdings’ significant financial instruments were as follows:

	December 31, 2004		December 31, 2003
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
On balance sheet liabilities:
Long-term debt (including current maturities) (a)	$7,780	$8,356	$7,453	$8,122
Exchangeable preferred membership interests of subsidiary, net of discount (b)	511	750	497	1,580
Financial guarantees	—	—	2	1

Off balance sheet liabilities:
Financial guarantees	$—	$8	$—	$13

(a)	Excludes capital leases.
(b)	Exchanged for preferred membership interests (from subordinated notes) in 2003 and purchased by TXU Corp. in April 2004. Carrying amount is net of discount. Fair value is assumed to be principal amount on the preferred membership interests.

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

	Accumulated Other Comprehensive Loss at December 31, 2004
	Treasury Related	Commodity Related	Total
Dedesignated hedges (amounts fixed)	$72	$90	$162
Hedges subject to market price fluctuations	—	4	4

Total	$72	$94	$166

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

Expected future capacity payments under existing agreements are estimated as follows:

2005	$108
2006	56
2007	18
2008	—
2009	—
Thereafter	—

Total capacity payments	$182

At December 31, 2004, US Holdings had commitments for pipeline transportation and storage reservation fees as follows:

2005	$74
2006	45
2007	44
2008	41
2009	43
Thereafter	107

Total pipeline transportation and storage reservation fees	$354

On the basis of US Holdings’ current expectations of demand from its electricity customers as compared with its capacity and take-or-pay payments, management does not consider it likely that any material payments will become due for electricity not taken beyond capacity payments.

Coal Contracts — US Holdings has commitments under coal purchase agreements and coal transportation agreements as follows:

2005	$96
2006	109
2007	95
2008	98
2009	102
Thereafter	—

Total	$500

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

As of December 31, 2004, future minimum lease payments under both capital leases and operating leases (with initial or remaining noncancelable lease terms in excess of one year) were as follows:

Year	Capital Lease	Operating Lease
2005	$2	$77
2006	2	77
2007	2	80
2008	2	76
2009	1	73
Thereafter	2	408

Total future minimum lease payments	11	$791

Less amounts representing interest	2

Present value of future minimum lease payments	9
Less current portion	1

Long-term capital lease obligations	$8

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

Letters of credit —TXU Energy Holdings has entered into various agreements that require letters of credit for financial assurance purposes. Approximately $383 million of letters of credit were outstanding at December 31, 2004 to support existing floating rate pollution control revenue bond debt of approximately $375 million. The letters of credit are available to fund the payment of such debt obligations. These letters of credit have expiration dates in 2008.

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

TXU Energy Holdings– consists of operations, principally in the competitive Texas market, involving power production (electricity generation) and retail and wholesale energy. The chief executive officer of TXU Corp. manages these operations as an integrated business, principally because of natural gas price and other risks associated with balancing owned generation supply with sales demand.

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

No customer provided more than 10% of consolidated revenues.

	TXU Energy Holdings	TXU Electric Delivery	Other	Eliminations	Consolidated
Operating Revenues
2004	8,495	2,226	5	(1,432)	9,294
2003	7,986	2,087	—	(1,500)	8,573
2002	7,678	1,994	—	(1,592)	8,080
Regulated Revenues – Included in Operating Revenues
2004	—	2,226	—	(1,420)	806
2003	—	2,087	—	(1,488)	599
2002	—	1,994	—	(1,582)	412
Affiliated Revenues – Included in Operating Revenues
2004	10	1,420	2	(1,432)	—
2003	11	1,489	—	(1,500)	—
2002	6	1,586	—	(1,592)	—
Depreciation and Amortization
2004	350	389	—	—	739
2003	407	297	—	—	704
2002	450	264	—	—	714
Equity in Earnings (Losses) of Subsidiaries - Unconsolidated Subsidiaries
2004	(5)	(2)	—	—	(7)
2003	(1)	—	—	—	(1)
2002	(2)	—	—	—	(2)
Interest Income
2004	31	56	36	(85)	38
2003	8	52	20	(61)	19
2002	10	49	44	(97)	6
Interest Expense and Related Charges
2004	353	280	47	(85)	595
2003	323	300	43	(61)	605
2002	215	265	57	(97)	440
Income Tax Expense (Benefit)
2004	162	116	4	—	282
2003	231	126	(9)	—	348
2002	117	117	(11)	1	224
Income from continuing operations before extraordinary items and cumulative effect of changes in accounting principles
2004	408	255	9	—	672
2003	497	258	(19)	—	736
2002	322	245	(20)	—	547
Investment in Equity Investees
2004	31	11	—	—	42
2003	1	—	—	—	1
2002	3	—	—	—	3
Total Assets
2004	14,515	9,493	1,357	(1,402)	23,963	*
2003	14,148	9,316	593	(987)	23,070	*
2002	15,789	9,015	967	(894)	24,877	*
Capital Expenditures
2004	281	600	—	—	881
2003	163	543	—	—	706
2002	284	513	—	—	797

*	Assets by segment exclude investments in affiliates.

19. SUPPLEMENTARY FINANCIAL INFORMATION

Regulated Versus Unregulated Operations —

	Year Ended December 31,
	2004	2003	2002
Operating revenues
Regulated	$2,226	$2,087	$1,994
Unregulated	8,500	7,986	7,678
Intercompany sales eliminations – regulated	(1,420)	(1,488)	(1,582)
Intercompany sales eliminations – unregulated	(12)	(12)	(10)

Total operating revenues	9,294	8,573	8,080
Costs and operating expenses
Cost of energy sold and delivery fees – unregulated*	3,836	3,620	3,181
Operating costs – regulated	730	709	676
Operating costs – unregulated	703	682	696
Depreciation and amortization– regulated	389	297	264
Depreciation and amortization– unregulated	350	407	450
Selling, general and administrative expenses – regulated	219	207	213
Selling, general and administrative expenses – unregulated	667	637	773
Franchise and revenue-based taxes – regulated	248	250	272
Franchise and revenue-based taxes – unregulated	118	125	138
Other income	(142)	(52)	(38)
Other deductions	665	21	250
Interest income	(38)	(19)	(6)
Interest expense and other charges	595	605	440

Total costs and expenses	8,340	7,489	7,309

Income from continuing operations before income taxes, extraordinary (gain) / loss and cumulative effect of changes in accounting principles	$954	$1,084	$771

*	Includes unregulated cost of fuel consumed of $971 million in 2004, $1,467 million in 2003 and $1,325 million 2002. The balance represents energy purchased for resale and delivery fees.

The operations of the TXU Energy Holdings segment are included above as unregulated, as the Texas market is now open to competition. However, retail pricing to residential customers in the historical service territory continues to be subject to certain price controls as discussed in Note 16.

Other Income and Deductions —

	Year Ended December 31,
	2004	2003	2002
Other income:
Net gain on sale of properties and businesses	$135	$45	$32
Equity portion of allowance for funds used during construction	4	4	3
Other	3	3	3

Total other income	$142	$52	$38

Other deductions:
Asset write-down and lease termination charges	$375	$2	$237
Employee severance charges	127	—	—
Power purchase contract settlement	101	—	—
Rate case settlement	21	—	—
Capgemini transition costs	14	—	—
Equity losses of unconsolidated entities	7	—	—
Expenses related to cancelled construction projects	6	6	7
Debt extinguishment losses	1	3	—
Premium on redemption of preferred stock	—	3	—
Loss on sale of properties	—	—	2
Transaction-related fees	2	—	—
Other	11	7	4

Total interest expense and related charges	$665	$21	$250

Severance Liability Related to Restructuring Activities —

	TXU Electric Delivery	TXU Energy Holdings	Total
Liability for severance costs as of December 31, 2003	$—	$2	$2
Additions to liability	14	81	95
Payments charged against liability	(2)	(37)	(39)
Other adjustments to the liability	—	(4)	(4)

Liability for severance costs as of December 31, 2004	$12	$42	$54

The above table excludes severance capitalized as a regulatory asset, included in discontinued operations and allocations from TXU Corp.

Interest Expense and Related Charges —

	Year Ended December 31,
	2004	2003	2002
Interest (a)	$504	$551	$434
Distributions on preferred membership interests (b)	68	34	—
Amortization of debt discounts and issuance costs	35	31	17
Capitalized interest, including debt portion of allowance for borrowed funds used during construction	(12)	(11)	(11)

Total interest expense and related charges	$595	$605	$440

(a)	Included in interest for the period ended December 31, 2003 is $34 million related to the exchangeable subordinated notes that were exchanged for preferred membership interest in July 2003.
(b)	In April 2004, TXU Corp. purchased from the holders TXU Energy Holdings’ preferred membership interest, and subsequent to this purchase, TXU Energy Holdings has paid distributions on the preferred membership interests to TXU Corp.

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

Intangible Assets — SFAS 142 became effective on January 1, 2002. SFAS 142 requires, among other things, the allocation of goodwill to reporting units based upon current fair value of the reporting units, and the discontinuance of goodwill amortization. SFAS 142 also requires the following disclosure regarding intangible assets (other than goodwill) that are amortized or not amortized:

	As of December 31, 2004			As of December 31, 2003
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Intangible assets subject to amortization (included in property, plant and equipment):
Capitalized software	$61	$28	$33	$400	$184	$216
Land easements	173	61	112	176	66	110
Mineral rights and other	31	23	8	31	22	9

Total	$265	$112	$153	$607	$272	$335

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

Year	Amortization Expense
2005	$7
2006	7
2007	7
2008	6
2009	4

Changes in the carrying amount of goodwill (net of accumulated depreciation) for the year ended December 31, 2004, are as follows:

	TXU Energy Holdings	TXU Electric Delivery	Total
Balance at December 31, 2003	$533	$25	$558
Disposal of TXU Fuel	(16)	—	(16)

Balance at December 31, 2004	$517	$25	$542

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

20. RESTATEMENT OF STATEMENT OF CONSOLIDATED CASH FLOWS

This Form 10-K/A is being filed to revise the presentation of cash flows from discontinued operations in the Statements of Consolidated Cash Flows for each of the three years in the period ended December 31, 2004. This revision does not impact operating, financing and investing cash flows related to continuing operations or the net change in cash and cash equivalents as originally presented in the Statements of Consolidated Cash Flows, but provides additional details of cash flows from discontinued operations.

In connection with the preparation of the report on Form 10-Q for the quarter ended March 31, 2005, US Holdings’ management reviewed its method of presenting discontinued operations in its Statements of Condensed Consolidated Cash Flows and concluded it should revise the presentation to provide more information in accordance with the provisions of FASB Statement No. 95 “Statement of Cash Flows.” Accordingly, beginning with the quarter ended March 31, 2005, US Holdings began presenting cash flows from discontinued operations in the categories of operating, investing and financing activities instead of a single line presentation.

TXU US HOLDINGS COMPANY EXHIBITS FOR 2004 FORM 10-K/A

APPENDIX B

Exhibits	Previously Filed* With File Number	As Exhibit
(2)	Plans of Acquisition, Reorganization, Arrangement, Liquidation or Succession.

2(a)	1-12833 Form 8-K (filed January 16, 2002)	2	—	Master Separation Agreement by and among TXU Electric Delivery, TXU Generation Holdings Company LLC, TXU Merger Energy Trading Company LP, TXU SESCO Company, TXU SESCO Energy Services Company, TXU Energy Retail Company LP and TXU US Holdings, dated as of December 14, 2001.
3(i)	Articles of Incorporation.

3(a)	1-11668 Form 10-Q (Quarter ended September 30, 2003) (filed November 13, 2003)	3(i)	—	Amended and Restated Articles of Incorporation of TXU US Holdings Company effective as of August 31, 2003.

3(ii)	By-laws

3(b)	1-11668 Form 10-Q (Quarter ended March 31, 2002) (filed May 15, 2002)	3(b)	—	Restated By-laws of TXU US Holdings Company, dated January 1, 2002.

(4)	Instruments Defining the Rights of Security Holders, Including Indentures.**

TXU US Holdings

4(a)	33-55408	99(a)	—	Agreement, dated as of January 30, 1990, between TXU US Holdings Company and Tex-La Electric Cooperative of Texas, Inc.

4(b)	0-11442 Form 10-K (1995) (filed March 5, 1996)	4(f)	—	Indenture (for Unsecured Subordinated Debt Securities relating to Trust Securities), dated as of December 1, 1995, between TU Electric and the Bank of New York, as Trustee.

4(c)	1-03591 Form 10-K (1996) (filed March 13, 1997)	4(v)	—	Officer’s Certificate, dated as of January 30, 1997, establishing the terms of the Floating Rate Junior Subordinated Debentures, Series D.

4(d)	1-03591 Form 10-K (1996) (filed March 13, 1997)	4(z)	—	Officer’s Certificate, dated as of January 30, 1997, establishing the terms of the 8.175% Junior Subordinated Debentures, Series E.

4(e)	0-11442 Form 10-Q (Quarter ended Sept. 30, 1997) (filed November 14, 1997)	4(a)	—	Indenture (For Unsecured Debt Securities), dated as of August 1, 1997, between TXU US Holdings and The Bank of New York, Trustee.

Exhibits	Previously Filed* With File Number	As Exhibit
4(f)	0-11442 Form 10-Q (Quarter ended Sept. 30, 1997) (filed November 14, 1997)	4(b)	—	Officers’ Certificate, dated August 18, 1997, establishing terms of TXU US Holdings 7.17% Debentures due August 1, 2007.

TXU Electric Delivery Company

4(g)	2-90185 Form S-3 (filed March 27, 1984)	4(a)	—	Mortgage and Deed of Trust, dated as of December 1, 1983, between TXU Electric Delivery and The Bank of New York, as Trustee.

4(g)(1)			—	Supplemental Indentures to Mortgage and Deed of Trust:

				Number	Dated as of

	2-90185 Form S-3 (filed March 27, 1984)	4(b)		First	April 1, 1984

	33-24089 Form S-3 (filed August 30, 1988)	4(a)-1		Fifteenth	July 1, 1987

	33-30141 Form S-3 (filed July 26, 1989)	4(a)-3		Twenty-second	January 1, 1989

	33-39493 Form S-3 (filed March 19, 1991)	4(a)-2		Twenty-eighth	October 1, 1990

	33-57576 Form S-3 (filed January 29, 1993)	4(a)-3		Fortieth	November 1, 1992

	33-60528 Form S-3 (filed April 2, 1993)	4(a)-1		Forty-second	March 1, 1993

	1-12833 Form 10-K (2001) (filed March 14, 2002)	4(2)(1)		Sixty-third	January 1, 2002

	1-12833 Form 10-Q (Quarter ended March 31, 2002) (filed May 15, 2002)	4		Sixty-fourth	May 1, 2002

	333-100240 Form S-4 (filed January 6, 2003)	4(f)(2)		Sixty-fifth	December 1, 2002

Exhibits	Previously Filed* With File Number	As Exhibit

4(h)	333-100240 Form S-4 (filed October 2, 2002)	4(a)	—	Indenture and Deed of Trust, dated as of May 1, 2002, between TXU Electric Delivery and The Bank of New York, as Trustee.

4(i)	333-100240 Form S-4 (filed October 2, 2002)	4(b)	—	Officer’s Certificate, dated May 6, 2002, establishing the terms of TXU Electric Delivery Company’s 6.375% Senior Secured Notes due 2012 and 7.000% Senior Secured Notes due 2032.

4(j)	333-106894 Form S-4 (filed July 9, 2003)	4(c)	—	Officer’s Certificate, dated December 20, 2002, establishing the terms of TXU Electric Delivery Company’s 6.375% Senior Secured Notes due 2015 and 7.250% Senior Secured Notes due 2033.

4(k)	333-100242 Form S-4 (filed October 2, 2002)	4(a)	—	Indenture (for Unsecured Debt Securities), dated as of August 1, 2002, between TXU Electric Delivery Company and The Bank of New York, as Trustee.

4(l)	333-100242 Form S-4 (filed October 2, 2002)	4(b)	—	Officer’s Certificate, dated August 30, 2002, establishing the terms of TXU Electric Delivery Company’s 5% Debentures due 2007 and 7% Debentures due 2022.

TXU Energy Company LLC

4(m)	333-108876 Form S-4 (filed September 17, 2003)	4(a)	—	Indenture (for Unsecured Debt Securities), dated as of March 1, 2003, between TXU Energy Company LLC and The Bank of New York.

4(n)	333-108876 Form S-4 (filed September 17, 2003)	4(b)	—	Officer’s Certificate, dated March 11, 2003, establishing the terms of TXU Energy Company’s 6.125% Senior Notes due 2008 and 7.000% Senior Notes due 2013.

4(o)	333-122980 Form S-4 (filed February 24, 2004)	4(a)	—	Officer’s Certificate, dated July 14, 2004, establishing the terms of TXU Energy Company’s Floating Rate Senior Notes.

(10)	Material Contracts.

Credit Agreements.

10(a)	1-2833 Form 8-K (filed July 1, 2004)	10(a)	—	$2,500,000,000 Revolving Credit Agreement dated as of June 24, 2004, among TXU Energy Company LLC and TXU Electric Delivery Company, the Lenders listed in Schedule 2.01 therto, JPMorgan Chase Bank as Administrative Agent and the other parties named therein.

10(b)	1-12833 Form 10-Q (filed November 5, 2004)	10(c)	—	Credit agreement dated as November 4, 2004, by and between TXU Energy Company LLC and Wachovia Bank, National Association.
Other Material Contracts.

Exhibits	Previously Filed* With File Number	As Exhibit

10(c)	333-100240 Form S-4 (filed October 2, 2002)	10(c)	—	Generation Interconnection Agreement, dated December 14, 2001, between TXU Electric Delivery Company and TXU Generation Company LP.

10(d)	333-100240 Form S-4 (filed October 2, 2002)	10(d)	—	Generation Interconnection Agreement, dated December 14, 2001, between TXU Electric Delivery and TXU Generation Company LP, for itself and as Agent for TXU Big Brown Company LP, TXU Mountain Creek Company LP, TXU Handley Company LP, TXU Tradinghouse Company LP and TXU DeCordova Company LP (Interconnection Agreement).

10(e)	333-100240 Form S-4 (filed October 2, 2002)	10(e)	—	Amendment No. 1 to Interconnection Agreement, dated May 31, 2002.

10(f)	1-2833 Form 10-Q (filed August 12, 2004)	10(j)	—	Purchase and Sale Agreement between TXU Fuel Company and Energy Transfer Partners, L.P. dated April 25, 2004.

10(g)	1-2833 Form 10-Q (filed August 12, 2004)	10(l)	—	Master Framework Agreement dated May 17, 2004 by and between Oncor Electric Delivery Company (now TXU Electric Delivery Company) and CapGemini Energy LP.

10(h)	1-2833 Form 10-Q (filed August 12, 2004)	10(m)	—	Master Framework Agreement dated May 17, 2004 by and between TXU Energy Company LLC and CapGemini Energy LP.

10(i)	333-100240 Form S-4 (filed October 2, 2002)	10(f)	—	Standard Form Agreement between TXU Electric Delivery Company and Competitive Retailer Regarding Terms and Conditions of Delivery of Electric Power and Energy.

10(j)	1-12833 Form 10-K (2002) (filed March 12, 2003)	10(w)	—	Stipulation and Joint Application for Approval of Settlement as approved by the PUC in Docket Nos. 21527 and 24892.

10(k)	1-12833 Form 10-K (2003) (filed March 15, 2004)	10(ss)	—	Additional Guaranty Agreement dated November 19, 2002 by TXU Energy Company LLC in favor of State Street Bank and Trust Company of Connecticut, National Association, as owner trustee of ZSF/Dallas Tower Trust, a Delaware grantor trust, as Lessor.

(12)	Statement Regarding Computation of Ratios.

12	1-11668 Form 10-K (2004) (filed March 31, 2005)	12	—	Computation of Ratio of Earnings to Fixed Charges, and Ratio of Earnings to Combined Fixed Charges and Preference Dividends.

Exhibits	Previously Filed* With File Number	As Exhibit
(21)	Subsidiaries of the Registrant.

21	1-11668 Form 10-K (2004) (filed March 31, 2005)	21	—	Subsidiaries of TXU US Holdings Company.

(23)	Consents of Experts and Counsel.

23			—	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm for TXU US Holdings Company.

(31)	Rule 13a - 14(a)/15d - 14(a) Certifications.

31(a)			—	Certification of T.L. Baker, principal executive officer of TXU US Holdings Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(b)			—	Certification of Kirk R. Oliver, principal financial officer of TXU US Holdings Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)	Section 1350 Certifications.

32(a)			—	Certification of T.L. Baker, principal executive officer of TXU US Holdings Company, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32(b)			—	Certification of Kirk R. Oliver, principal financial officer of TXU US Holdings Company, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(99)	Additional Exhibits.

99(a)	33-55408	99(a)	—	Agreement, dated as of January 30, 1990, between TXU US Holdings Company and Tex-La Electric Cooperative of Texas, Inc.

*	Incorporated herein by reference.
**	Certain instruments defining the rights of holders of long-term debt of the registrant’s subsidiaries included in the financial statements filed herewith have been omitted because the total amount of securities authorized thereunder does not exceed 10 percent of the total assets of the registrant and its subsidiaries on a consolidated basis. Registrant hereby agrees, upon request of the Securities and Exchange Commission, to furnish a copy of any such omitted instrument.